Form 10-Q
period 1996-06-30
FIRSTFED BANCSHARES INC
filed 1996-08-12
CIK 885694

                          UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549
                  -----------------------------

                            FORM 10-Q

        Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934


For the Quarterly Period Ended          Commission File Number
      June 30, 1996                           0-20160

                  -----------------------------

                    FIRSTFED BANCSHARES, INC.
     (Exact name of registrant as specified in its charter)


          Delaware                           36-3820609
(State or other jurisdiction       (I.R.S. Employer Identification
     of incorporation or                      Number)
        organization)

749 Lee Street, Des Plaines, Illinois               60016
(Address of Principal Executive Offices)          (Zip Code)

Registrant's telephone number, including area code: (847) 294-6500

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                    Yes  --X--            No  -----

As of August 12, 1996, there were 3,364,616 outstanding shares of the registrant's Common Stock, par value $.01 per share. In addition, 42,000 shares were being held as treasury stock.

                    FIRSTFED BANCSHARES, INC.

                        Table of Contents

PART I.   FINANCIAL INFORMATION (UNAUDITED)              PAGE NO.


          Item 1.   Financial Statements....................3

          Item 2.   Management's Discussion and
                    Analysis of Financial Condition and
                    Results of Operations..................13

PART II.  OTHER INFORMATION

          Item 1.   Legal Proceedings......................26
          Item 2.   Changes in Securities..................26
          Item 3.   Defaults upon Senior Securities........26
          Item 4.   Submission of Matters to a Vote
                    of Security Holders....................26
          Item 5.   Other Information......................27
          Item 6.   Exhibits and Reports of Form 8-K.......27


          Form 10-Q Signatures.............................28

PART 1.   FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements see notes to condensed consolidated financial statements (unaudited)


FIRSTFED BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CONDITION
(Unaudited)                                JUN. 30,     DEC. 31,
(Dollars in thousands except                 1996         1995
   per share amounts)                     ---------    ---------

ASSETS
- ------
CASH AND CASH EQUIVALENTS
  Cash and Amounts Due from
    Depository Institutions               $  9,763     $ 19,198
                                          ---------    ---------
TOTAL CASH AND CASH EQUIVALENTS              9,763       19,198

INVESTMENTS:
  Securities Available-for-Sale             74,042       46,414
  Mortgage-Backed and Related
    Securities Available-for-Sale          189,051      204,169
  Federal Home Loan Bank Stock               4,644        4,835
                                          ---------    ---------
TOTAL INVESTMENTS                          267,737      255,418

LOANS RECEIVABLE:
  Mortgage Loans                           282,615      276,288
  Commercial Real Estate Loans               4,989        2,200
  Consumer Loans                            52,997       53,908
                                          ---------    ---------
    TOTAL LOANS RECEIVABLE                 340,601      332,396
  Less Allowance for Possible Loan Loss   (  1,254)    (  1,379)
                                          ---------    ---------
LOANS RECEIVABLE, NET                      339,347      331,017

ACCRUED INTEREST RECEIVABLE                  4,593        3,461
PREMISES AND EQUIPMENT                      10,046       10,260
OTHER ASSETS                                 3,610        3,146
                                          ---------    ---------
TOTAL ASSETS                              $635,096     $622,500
                                          =========    =========

                                           JUNE 30,     DEC. 31,
                                             1996         1995
                                          ---------    ---------
LIABILITIES AND STOCKHOLDERS' EQUITY
- ------------------------------------
LIABILITIES:
  Deposits                                $459,403     $454,656
  Short-Term Borrowings and Securities
    Sold under Agreement to Repurchase      83,332       70,435
  Long-Term Advances from Federal
    Home Loan Bank                          27,400       27,400
  Advances from Borrowers for
    Taxes and Insurance                      3,957        5,496
  Accrued Expenses and Other Liabilities     6,194        6,836
                                          ---------    ---------
TOTAL LIABILITIES                          580,286      564,823

STOCKHOLDERS' EQUITY:
  Common Stock, par value $.01 per share;
    5,000,000 authorized shares; 3,406,616
    and 4,214,427 shares issued at
    6/30/96 and 12/31/95 respectively           34           28
  Additional Paid-in Capital                21,850       27,229
  Retained Earnings                         35,317       39,373
  Treasury Stock, at cost, 7,500 and
    729,485 shares held at 6/30/96
    and 12/31/95 respectively             (    126)    (  9,397)
  ESOP Loan                               (  1,033)    (  1,198)
  Unearned Stock Award                    (     95)    (     97)
  Unrealized Gain (Loss) on Securities
    Available-for-Sale                    (  1,137)       1,739
                                          ---------    ---------
TOTAL STOCKHOLDERS' EQUITY                  54,810       57,677
                                          ---------    ---------
TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY                      $635,096     $622,500
                                          =========    =========

BOOK VALUE PER COMMON SHARE                 $16.12       $16.55
                                            ======       ======
BOOK VALUE PER COMMON SHARE (without
  effect of unrealized gain (loss) on
  securities.)                              $16.46       $16.05
                                            ======       ======

FIRSTFED BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF INCOME            THREE MONTHS ENDED       SIX MONTHS ENDED
(Unaudited)                                 JUNE 30,     JUNE 30,   JUNE 30,     JUNE 30,
(Dollars in thousands except                  1996         1995        1996        1995
   per share amounts)                      ---------    ---------   ---------------------

INTEREST INCOME
  Loans Receivable                          $ 6,470      $ 7,331    $12,918      $14,287
  Mortgage-Backed and Related Securities      2,868        1,173      5,965        2,323
  Securities                                  1,011        1,362      1,803        2,486
  Other Interest and Dividend Income            153          346        499          485
                                           ---------    ---------  ---------    ---------
                                             10,502       10,212     21,185       19,581

INTEREST EXPENSE
  Deposits                                    6,033        6,197     12,152       11,132
  Advances from Federal Home Loan Bank        1,156          503      2,516        1,206
  Other Borrowed Money                          311            3        416            3
                                           ---------    ---------  ---------    ---------
                                              7,500        6,703     15,084       12,341

NET INTEREST INCOME                           3,002        3,509      6,101        7,240

  Provision for Possible Loan Losses            342          150        532          300
NET INTEREST INCOME AFTER PROVISION        ---------    ---------  ---------    ---------
  FOR POSSIBLE LOAN LOSSES                    2,660        3,359      5,569        6,940

NON-INTEREST INCOME
  Loan Charges and Servicing Fees               180           96        385          234
  Deposit Related Charges and Fees              141          115        259          220
  Gain (Loss) on Sale of Securities             -0-           11      2,507       (   52)
  Gain on Sale of Loans                         -0-          -0-        -0-            1
  Insurance and Annuity Commissions              42           16         82           49
  Other                                          16           24         32           37
                                           ---------    ---------  ---------    ---------
TOTAL NON-INTEREST INCOME                       379          262      3,265          489

NON-INTEREST EXPENSE
  Compensation and Benefits                   1,251        1,498      2,369        2,656
  Occupancy and Equipment                       357          313        727          654
  Federal Deposit Insurance Premium             264          233        530          465
  Data Processing                               192          179        405          354
  Advertising                                    77          121        125          306
  Other                                         550          582      1,251        1,033
                                           ---------    ---------  ---------    ---------
TOTAL NON-INTEREST EXPENSE                    2,691        2,926      5,407        5,468

INCOME BEFORE TAXES                             348          695      3,427        1,961
  Income Tax Provision                           65          189      1,186          624
                                           ---------    ---------  ---------    ---------

NET INCOME                                  $   283      $   506    $ 2,241      $ 1,337
                                           =========    =========  =========    =========

EARNINGS PER COMMON SHARE
  Primary                                     $0.08        $0.13      $0.63        $0.33
  Fully Diluted                               $0.08        $0.13      $0.62        $0.33


WEIGHTED AVG. PRIMARY SHARES OUTSTANDING     3,582,212    3,961,160  3,563,785    4,019,109
WGHTD. AVG. FULLY DILUTED SHARES OUTSTANDING 3,633,783    3,981,150  3,633,440    4,034,916


See notes to condensed consolidated financial statements (unaudited)


FIRSTFED BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS         SIX MONTHS ENDED
(Unaudited)                                 JUNE 30,     JUNE 30,
(Dollars in thousands)                        1996         1995
                                           ---------    ---------
OPERATING ACTIVITIES
  Net Income                                $ 2,241      $ 1,337
  Adjustments to Reconcile Net Income to
   Cash Provided by Operating Activities
    Depreciation and Amortization of
      Premises and Equipment                    285          268
    Deferred Loan Origination Fees               58     (     61)
    Amortization of Premiums and Discounts
      on Mortgage-Backed and Investment
      Securities, Net                           786           78
    Proceeds from Sale of Loans                 -0-           76
    Provision for Possible Loan Losses          532          300
    Net (Gain) Loss on Sale of Securities  (  2,507)          63
    Stock Award Earned                            2           18
    Change In:
      Prepaid Expenses and Other Assets    (    464)         907
      Accrued Interest Receivable          (  1,132)    (    736)
      Accrued Expenses and Other Liabilities(   642)         590
                                           ---------    ---------
NET CASH FROM OPERATING ACTIVITIES         (    841)       2,840

CASH FLOWS FROM INVESTING ACTIVITIES
  Loan Originations, Net of Principal
    Payments                               (  8,920)    ( 46,931)
  Principal Payments on Mortgage-Backed
    and Related Securities                   27,060        6,867
  Purchases of Mortgage-Backed and
    Related Securities                     (107,893)    ( 10,995)
  Purchases of Securities                  ( 47,161)    ( 17,473)
  Proceeds from Sales and Maturities
    of Securities                           114,329       25,165
  Change in Federal Home Loan Bank Stock        191          -0-
  Purchase of Office Properties and
    Equipment                              (     71)    (    927)
                                           ---------    ---------
NET CASH FROM INVESTING ACTIVITIES         ( 22,465)     ( 44,294)


                                              SIX MONTHS ENDED
                                            JUNE 30,     JUNE 30,
                                              1996         1995
                                           ---------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES
  Net Increase in Deposits                    4,747       56,015
  Repayments of Federal Home Loan Bank
    Advances                               ( 31,900)    ( 23,400)
  Proceeds from Federal Home Loan Bank
    Advances                                 24,500       31,000
  Proceeds from Other Borrowings             20,297          759
  Net Change in Mortgage Escrow Funds      (  1,539)         886
  Purchase of Common Stock for Treasury    (  2,307)         -0-
  Proceeds from Exercise of Stock Options,
    Net of Treasury Shares issued               475          161
  Payment Received on Loan to ESOP              165          255
  Dividend Paid, Net of Dividend
    Reinvestment Program                   (    567)    (    433)
                                           ---------    ---------
NET CASH FROM FINANCING ACTIVITIES           13,871       65,243
                                           ---------    ---------

NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                         (  9,435)      23,789

CASH AND CASH EQUIVALENTS, BEGINNING         19,198        6,776
                                           ---------    ---------
CASH AND CASH EQUIVALENTS, ENDING           $ 9,763      $30,565
                                           =========    =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
  Interest Paid                             $12,287      $11,034
  Income Taxes Paid                             600          740



See notes to condensed consolidated financial statements (unaudited)



FIRSTFED BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(Unaudited)
(Dollars in thousands)
Six months ended June 30, 1996 and 1995
                                                                                                   UNREALIZED
                                                                                                   GAIN (LOSS)
                                            ADDITIONAL                                    UNEARNED  ON ASSETS
                                    COMMON   PAID-IN    RETAINED   TREASURY      ESOP       STOCK   AVAILABLE
                                     STOCK   CAPITAL    EARNINGS    STOCK        LOAN       AWARD   FOR SALE      TOTAL
- -----------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1994          $28    $26,851    $38,051    ($5,197)    ($1,630)    ($129)    ($1,127)  $56,847

Net Income                                                1,337                                                  1,337

Cash Dividends ($.067 per share)                        (   509)                                                 ( 509)

Treasury Stock Reissued as Part of
  Dividend Reinvestment Program                    3                    73                                          76

Principal Payment on ESOP Loan                                                     255                             255

Proceeds from Stock Option Exercises             161                                                               161

Treasury Stock reissued in conjunction
  with stock option exercises                (     2)   (   241)       533                                         290

Amortization of Stock Award                                                                   18                    18

Change in Unrealized Gain/Loss on Securities
  Available-for-Sale                                                                                      823      823
- -----------------------------------------------------------------------------------------------------------------------

Balance at June 30, 1995              $28    $27,013    $38,638    ($4,591)    ($1,375)    ($111)    ($  304)  $59,298
=======================================================================================================================

Balance at December 31, 1995          $28    $27,229    $39,373    ($9,397)    ($1,198)    ($ 97)     $1,739   $57,677

Net Income                                                2,241                                                  2,241

Cash Dividends ($.084 per share)                        (   567)                                               (   567)

Purchase of Treasury Stock                                         ( 2,307)                                    ( 2,307)

Principal Payment on ESOP Loan                                                     165                             165

Shares issued in conjunction with
  three-for-two stock split, and
  cash paid on fractional shares       11    ( 5,379)   (    12)                                               ( 5,380)

Treasury Stock reissued in conjunction
  with stock option exercises                           (   521)       996                                         475

Retirement of 538,503 shares
  of common stock                   (   5)              ( 5,197)    10,582                                       5,380

Amortization of Stock Award                                                                    2                     2

Change in Unrealized Gain/Loss on Securities
  Available-for-Sale                                                                                 ( 2,876)  ( 2,876)
- -----------------------------------------------------------------------------------------------------------------------

Balance at June 30, 1996             $34    $21,850    $35,317     ($  126)   ($1,033)    ($ 95)    ($ 1,137)  $54,810
=======================================================================================================================

See notes to condensed consolidated financial statements (unaudited)

FIRSTFED BANCSHARES, INC.
AVERAGE BALANCE SHEET
(Dollars in thousands)
See notes to condensed consolidated financial statements (unaudited)
The following table sets forth certain information related to the Company's average balance sheet.  It reflects the average yield on assets and average cost of liabilities for the periods indicated, as derived by dividing income or expense by the average daily balance of assets or liabilities, respectively, for the periods indicated.
                                                                    THREE MONTHS ENDED
                                ----------------------------------------------------------------------------------------
                                              JUNE 30, 1996                                    JUNE 30, 1995
                                -----------------------------------------        ---------------------------------------
                                                                AVERAGE                                          AVERAGE
                                   AVERAGE                       YIELD/             AVERAGE                       YIELD/
                                   BALANCE        INTEREST        COST              BALANCE        INTEREST        COST
INTEREST-EARNING ASSETS:        -----------------------------------------        ---------------------------------------
  Mortgage Loans                  $277,997        $ 5,135         7.39%            $316,429        $ 6,060         7.59%
  Commercial Real Estate Loans       3,739             85         9.06                  -0-            -0-          -0-
  Consumer Loans                    52,700          1,250         9.49               52,817          1,271         9.63
  Mortgage-Backed and
    Related Securities             193,697          2,868         5.92               70,930          1,173         6.61
  Investment Securities             64,279          1,036         6.45               91,228          1,506         6.60
  Other Investments                  8,186            128         6.29               13,324            202         6.17
                                -----------------------------------------        ---------------------------------------

Total Interest-Earning Assets     $600,598        $10,502         7.01%            $544,728        $10,212         7.43%

Non-Interest Earning Assets         27,446                                           30,070
                                -----------------------------------------        ---------------------------------------

TOTAL ASSETS                      $628,044                                         $574,798
                                  ========                                         ========

INTEREST-BEARING LIABILITIES:
  Interest-Bearing Checking       $ 22,044        $    98         1.79%            $ 23,825        $   100         1.68%
  Money Market Accounts             11,236             92         3.28               10,972             80         2.92
  Savings                           70,171            436         2.50               70,344            439         2.50
  Certificates of Deposit          342,139          5,407         6.32              354,728          5,578         6.31
  FHLB Advances                     77,320          1,156         5.92               31,543            503         6.31
  Other Borrowed Funds              23,714            311         5.25                  229              3         5.24
                                -----------------------------------------        ---------------------------------------

Total Interest-Bearing
  Liabilities                     $546,624        $ 7,500         5.50%            $491,641        $ 6,703         5.46%

Non-Interest Bearing
  Deposits                           9,430                                            4,233

Other Liabilities                   16,445                                           20,292
                                -----------------------------------------        ---------------------------------------

TOTAL LIABILITIES                 $572,499                                         $516,166
                                -----------------------------------------        ---------------------------------------

Stockholders' Equity                55,545                                           58,632
                                -----------------------------------------        ---------------------------------------
TOTAL LIABILITIES AND
  STOCKHOLDERS' EQUITY            $628,044                                         $574,798
                                  ========                                         ========

NET INTEREST INCOME                               $ 3,002                                          $ 3,509
                                -----------------------------------------        ---------------------------------------
NET INTEREST RATE SPREAD (1)                                      1.51%                                            1.97%
                                -----------------------------------------        ---------------------------------------
NET INTEREST MARGIN (2)                                           1.99%                                            2.56%
                                -----------------------------------------        ---------------------------------------
AVERAGE INTEREST-EARNINGS ASSETS TO AVERAGE
  INTEREST-BEARING LIABILITIES       1.10 x                                           1.10 x

                                -----------------------------------------        ---------------------------------------

(1) Interest Rate Spread is calculated by subtracting the average cost of interest-bearing liabilities from the average rate on interest-earning assets.
(2) Net Interest Margin is calculated by dividing net interest income by average interest-earning assets.

FIRSTFED BANCSHARES, INC.
AVERAGE BALANCE SHEET
(Dollars in thousands)
See notes to condensed consolidated financial statements (unaudited)
The following table sets forth certain information related to the Company's average balance sheet. It reflects theaverage yield on assets and average cost of liabilities for the periods indicated, as derived by dividing income orexpense by the average daily balance of assets or liabilities, respectively, for the periods indicated.

                                                                     SIX MONTHS ENDED
                                ----------------------------------------------------------------------------------------
                                              JUNE 30, 1996                                    JUNE 30, 1995
                                -----------------------------------------        ---------------------------------------
                                                                AVERAGE                                          AVERAGE
                                   AVERAGE                       YIELD/             AVERAGE                       YIELD/
                                   BALANCE        INTEREST        COST              BALANCE        INTEREST        COST
INTEREST-EARNING ASSETS:        -----------------------------------------        ---------------------------------------
  Mortgage Loans                  $277,041        $10,259         7.41%            $308,915        $11,794         7.60%
  Commercial Real Estate Loans       3,035            134         8.76                  -0-            -0-          -0-
  Consumer Loans                    52,963          2,525         9.53               52,441          2,493         9.51
  Mortgage-Backed and
    Related Securities             197,017          5,965         6.05               71,703          2,323         6.48
  Investment Securities             63,230          2,036         6.44               86,047          2,678         6.22
  Other Investments                  8,567            266         6.24                9,875            293         5.95
                                -----------------------------------------        ---------------------------------------

Total Interest-Earning Assets     $601,853        $21,185         7.04%            $528,981        $19,581         7.35%

Non-Interest Earning Assets         25,343                                           28,738
                                -----------------------------------------        ---------------------------------------

TOTAL ASSETS                      $627,196                                         $557,719
                                  ========                                         ========

INTEREST-BEARING LIABILITIES:
  Interest-Bearing Checking       $ 22,219        $   198         1.79%            $ 25,502        $   213         1.68%
  Money Market Accounts             11,209            179         3.22               11,169            157         2.83
  Savings                           69,495            864         2.50               71,702            889         2.50
  Certificates of Deposit          344,182         10,911         6.34              330,723          9,872         6.02
  FHLB Advances                     83,856          2,516         5.94               38,284          1,207         6.27
  Other Borrowed Funds              15,915            416         5.23                  202              3         5.24
                                -----------------------------------------        ---------------------------------------

Total Interest-Bearing
  Liabilities                     $546,876        $15,084         5.53%            $477,582        $12,341         5.15%

Non-Interest Bearing
  Deposits                           8,633                                            3,247

Other Liabilities                   15,432                                           18,871
                                -----------------------------------------        ---------------------------------------

TOTAL LIABILITIES                 $570,941                                         $499,700
                                -----------------------------------------        ---------------------------------------

Stockholders' Equity                56,255                                           58,019
                                -----------------------------------------        ---------------------------------------
TOTAL LIABILITIES AND
  STOCKHOLDERS' EQUITY            $627,196                                         $557,719
                                  ========                                         ========

NET INTEREST INCOME                               $ 6,101                                          $ 7,240
                                -----------------------------------------        ---------------------------------------
NET INTEREST RATE SPREAD (1)                                      1.51%                                            2.20%
                                -----------------------------------------        ---------------------------------------
NET INTEREST MARGIN (2)                                           2.02%                                            2.73%
                                -----------------------------------------        ---------------------------------------
AVERAGE INTEREST-EARNINGS ASSETS TO AVERAGE
  INTEREST-BEARING LIABILITIES       1.10 x                                           1.10 x
                                -----------------------------------------        ---------------------------------------

(1) Interest Rate Spread is calculated by subtracting the average cost of interest-bearing liabilities from the average rate on interest-earning assets.
(2) Net Interest Margin is calculated by dividing net interest income by average interest-earning assets.

                       FIRSTFED BANCSHARES, INC.
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              (Unaudited)

(1)          Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

The results of operations and other data for the quarter and six months ended June 30, 1996 are not necessarily indicative of results that may be expected for the entire year ended December 31, 1996.

In the opinion of management, the unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial condition of FirstFed Bancshares, Inc. (the "Company"), including its wholly owned subsidiary, First Federal Bank, Des Plaines, Illinois (the "Bank"), as of June 30, 1996 and December 31, 1995; the results of the Company's operations for the three months ended June 30, 1996 and 1995 and the six months ended June 30, 1996 and 1995; its cash flows for the six months ended June 30, 1996 and 1995; its changes in stockholders' equity for the six months ended June 30, 1996 and 1995; and its average balance sheet for the three months ended June 30, 1996 and 1995, and the six months ended June 30, 1996 and 1995.

All references to number of shares issued, outstanding (primary and fully-diluted) and held in treasury, earnings per share, and book value per share, for periods prior to the second quarter of 1996, have been restated as if the three-for-two stock split which occurred on May 15, 1996 had actually occurred on January 1, 1995.

Certain amounts in prior condensed consolidated financial statements have been reclassified to conform with the June, 1996 presentation.

(2)          Regulatory Capital Requirements

Pursuant to the Financial Institutions Reform, Recovery and Enforcement Act of 1989 ("FIRREA"), as implemented by regulations promulgated by the Office of Thrift Supervision (the "OTS"), savings institutions must meet three separate minimum capital requirements. The following table summarizes, as of June 30, 1996, the Bank's capital requirements under FIRREA and its actual capital ratios. As of June 30, 1996, the Bank exceeded all current minimum regulatory capital requirements.

                                     BANK ONLY
               ----------------------------------------------------
                    Actual         Regulatory        Excess Above
                   Capital        Capital Req.       Capital Req.
               Amount     %     Amount      %      Amount     %
               -------  ------  -------   -----    -------   ------
                              (Dollars in Thousands)

Risk-Based     $49,227  17.80%  $22,129   8.00%    $27,098    9.80
Core Capital    47,973   7.58    18,994   3.00      28,979    4.58
Tang. Capital   47,973   7.58     9,497   1.50      38,476    6.08


(3)          Conversion and Earnings Per Share of Common Stock

On June 30, 1992, the Bank converted from a federally chartered mutual savings bank to a federally chartered stock savings bank. The Bank issued all of its Common Stock to the Company and at the same time the Company issued 3,220,000 shares of Common Stock at $10 per share, all pursuant to a plan of conversion.

Primary and fully diluted earnings per share for the quarter were computed by dividing net income by 3,582,212 and 3,633,783, and for the six months ended June 30, 1996 by 3,563,785 and 3,633,440 respectively, the weighted average number of shares of common stock and common stock equivalents outstanding during the quarter. Stock options are regarded as common stock equivalents and are computed using the treasury stock method.

(4)          Stock Repurchase Program

On October 24, 1995, the Company announced its intention to repurchase 225,000 shares of its outstanding Common Stock in the open market. As of August 12, 1996, 191,500 shares had been repurchased at an average price of $15.07.

(5)          Stock Dividend

On May 15, 1996, the Company effectuated a three-for-two stock split payable in the form of a one-for-two stock dividend. The regular quarterly dividend rate remained at $.10 per share post-split, representing a 50% increase in the dividend rate as a result of the split.

(6)          Balance Sheet Restructure

On January 2, 1996, the Company announced that it had accomplished the first step in its restructuring of the balance sheet of the Bank, to become more like that of a full service community bank. The Bank, at that time, had 73% of its balance sheet in fixed rate assets, and management believes that in time of interest rate volatility, a greater portion of the balance sheet should be in adjustable rate instruments. It is management's goal to have no more than 50% of total assets in fixed rate instruments, with no more than 15% repricing in greater than five years by December 31, 1997. As of June 30, 1996, the Bank had 65% of its assets in fixed rate instruments, with 34% having a maturity of greater than five years. In January and February of 1996, the Company sold over $93 million in 15 and 30-year fixed rate mortgage-backed securities, generating net gains of over $2.5 million, or approximately $1.5 million after related taxes. The proceeds were invested in adjustable rate mortgage-backed and related securities, and management intends that over time, these funds will be reinvested in higher yielding business and commercial real estate loans. In the short-term, the Company may experience a decline in net interest margin until the proceeds are converted from securities to higher yielding loans.

(6)          New Director

On June 24, 1996, the number of directors on the Company's board was increased from eight to nine. David Michael Miller was elected as a Class I director with a term expiring in 1999. Mr. Miller is Vice-President at Comdisco, Inc., a locally headquartered publicly-traded company which sells and leases new and used IBM computer equipment, including central processing units, printers, point-of-sale devices and satellite terminals.


ITEM 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS

OVERVIEW
- --------
The Company's business activities currently consist of ownership of the Bank, and investments in other equity securities. The Bank's principal business consists of attracting deposits from the public and investing these deposits, together with funds generated from operations, primarily in loans secured by mortgages on one-to-four family residences, consumer loans, commercial real estate loans and commercial loans. The Bank has recently established a new Commercial Lending Department, and it is management's intention that commercial loans will become an increasingly larger portion of the total loan portfolio as the balance sheet is restructured to become more like that of a community bank. The Bank's deposit accounts are insured to the maximum allowable by the Federal Deposit Insurance Corporation (the "FDIC").

The Bank's results of operations are dependent primarily on net interest income, which is the difference between the interest earned on its loans, mortgage-backed securities and investment securities portfolios, and the interest paid on deposits and borrowed funds. The Bank's operating results are also affected, to a lesser extent, by loan commitment and servicing fees, customer service charges, fees from annuity and insurance products, and other income. Operating expenses of the Bank include employee compensation and benefits, equipment and occupancy costs, federal deposit insurance premiums and other administrative expenses.

The Bank's results of operations are further affected by economic and competitive conditions, particularly changes in market interest rates. Results are also affected by monetary and fiscal policies of federal agencies, and actions of regulatory authorities. Since June 30,

1995, the Treasury yield curve, (from maturities of 3 months to 30 years), has risen slightly, and the slope has increased from 104 basis points at June 30, 1995 to 153 basis points at June 30, 1996. Should this trend continue, it would help improve the Bank's net interest margin which has been decreased somewhat in the short-term by the balance sheet restructure. Also, as approximately $69 million in certificates of deposit opened in March of 1995 (during a special Grand Opening promotion) which carry a rate of 7.8%, mature in September of 1996, the Bank's net interest margin should improve.


FINANCIAL CONDITION
- -------------------
Total consolidated assets of the Company increased by $12.6 million, or 2.02% from $622.5 million at December 31, 1995, to $635.1 million at June 30, 1996. This is primarily the result of a one-year arbitrage transaction that the Bank entered into in May, 1996 for the purposes of improving net interest income and deploying excess capital.

Total loans receivable increased $8.2 million, or 2.47% from $332.4 million at December 31, 1995, to $340.6 million at June 30, 1996. Loans originated during the six month period ended June 30, 1996 were $51.9 million, of which 57% were mortgages, 6% were commercial real estate loans, and 37% were consumer loans. Loans originated for the six months ended June 30, 1995 were $78.3 million, of which 72% were mortgages and 28% were consumer loans.

Mortgage-backed and other mortgage-related securities decreased $15.1 million or 7.40% from December 31, 1995. During this six month period, proceeds from the sales of fixed rate mortgage-backed securities of $97.2 million, as well as principal payments and other securities maturities of $25.8, were used to purchase $107.9 million in adjustable rate mortgage-backed securities. Non mortgage-backed securities increased $27.6 million or 59.5% from December 31, 1995. At June 30, 1996, mortgage-backed and non mortgage-backed securities comprised 42% of total assets.

Deposits increased to $459.4 million at June 30, 1996, from $454.7 million at December 31, 1995, an increase of $4.7 million or 1.04%. Most of this growth was in non-interest bearing checking accounts and short-term certificates of deposit.

Short-term borrowings (due within one year) increased $12.9 million from the December 31, 1995 balance of $70.4 million to $83.3 million at June 30, 1996. $12.5 million of this increase was directly attributable to the arbitrage transaction. The balance of this increase was in the two new funding sources the Bank obtained during 1995. One is a Treasury Tax and Loan Account, which enables the U.S. Treasury to retain tax dollars with the Company at a floating rate of interest, and the other is a Retail Repurchase Agreement, under which a customer can lend money to the Company which is then collateralized by a security the Company owns. Long-term borrowings, all of which are Federal Home Loan Bank advances, have not changed since December 31, 1995.

Book value per common share decreased to $16.12 at June 30, 1996 from

$16.55 at December 31, 1995. This was due to the change in the unrealized gain (loss) on securities available-for-sale from a gain of $1.7 million at December 31, 1995, to a loss of $1.1 million at June 30, 1996. Without the effect of the unrealized gain (loss), book value per common share increased from $16.05 at December 31, 1995 to $16.46 at June 30, 1996.

Total non-performing loans as of June 30, 1996 increased to $769,600 or 0.12% of total assets. At December 31, 1995, non-performing loans were $681,000 or 0.11% of total assets. However, the June 30th balance represents a decrease from March 31, 1996 when non-performing loans were $859,600, or 0.14% of total assets. Historically this number has ranged between .04% and .14% of total assets, which is below the rate experienced by the Bank's peer group. Management believes the reserves for possible loan losses to be adequate. Furthermore, 64.3% of non-performing loans were single family mortgages, and the Bank has not incurred a loss on single family mortgages within the last five years.

The following table sets forth the amounts and categories of non-performing loans.

                                      June 30, 1996    Dec. 31, 1995
                                      -------------    -------------
                                          (Dollars in Thousands)
Non-performing loans:
  One-to-four family                    $    495       $     531
  Consumer                                   275             150
                                      -------------    -------------
   Total non-performing loans           $    770       $     681

Total non-performing loans as
  percentage of net loans                   .23%            .21%

Total non-performing loans as
  percentage of total assets                .12%            .11%


LIQUIDITY AND CAPITAL RESOURCES
- -------------------------------
The Company's primary sources of funds are deposits, principal and interest payments on loans and mortgage-backed securities, and funds provided by other operations. While scheduled loan and mortgage-backed securities repayments and maturities of short-term investments are a relatively predictable source of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions, competition and the restructuring occurring in the banking industry.

Current OTS regulations require the Bank to maintain cash and eligible investments in an amount equal to at least 5% of customers' accounts and short term borrowings to assure its ability to meet demands for withdrawals and repayments of short term borrowings. As of June 30, 1996 and December 31, 1995, the Bank's liquidity ratio was 9% and 5%, respectively.

The Company's cash flows are a result of three principal activities: operating activities, investing activities and financing activities.
Net cash used in operating activities, primarily interest paid on deposits and borrowed money less interest and dividends received, was $.8 million for the six months ended June 30, 1996. Net cash used in investing activities was $22.5 million for the six months ended June 30, 1996. Purchases of investment securities and mortgage-backed securities amounted to $155.1 million, and security sales and maturities were $114.3 million. Principal payments on mortgage-backed and related securities were $27.1 million. In addition, loan originations, net of principal payments, were $8.9 million for the six month period. Net cash provided by financing activities amounted to $13.9 million for the six months ended June 30, 1996.

The Company uses its liquidity to meet its ongoing commitments to fund maturing certificates of deposit and deposit withdrawals, repay borrowings, fund existing and continuing loan commitments, and pay operating expenses. At June 30, 1996, the Company had commitments to originate loans totaling $7.0 million, and its customers had approved but unused lines of credit totaling $64.2 million. The Company considers its liquidity and capital resources to be adequate to meet its foreseeable short and long-term needs. The Company expects to be able to fund or refinance, on a timely basis, its material commitments and long-term liabilities.

At June 30, 1996, the Bank had core and tangible capital of $48.0 million or 7.6% of adjusted total assets, which was approximately $29.0 million and $38.5 million above the minimum capital requirements in effect on that date of 3.0% and 1.5%, respectively, of adjusted total assets. On June 30, 1996, the Bank had total risk-based capital of $49.2 million (including $48.0 million in core capital), or 17.8% of risk-weighted assets of $276.6 million. This amount was approximately $27.1 million above the 8.0% total risk-based capital requirement in effect on that date.

SELECTED RATIOS
- ---------------
(unaudited)                       THREE MONTHS ENDED   SIX MONTHS ENDED
                                  JUNE 30,  JUNE 30,  JUNE 30,  JUNE 30,
                                     1996      1995      1996     1995
                                  --------------------------------------

Annualized Return on Average Equity 2.04%     3.44%     7.97%    4.61%

Annualized Return on Average Assets 0.20%     0.36%     0.72%    0.48%

Book Value per Share              $16.12    $15.42    $16.12   $15.42

Tangible Book Value per Share     $15.73    $14.80    $15.73   $14.80

Closing Market Price per Share    $17.625   $12.92    $17.625  $12.92

Earnings per Primary Share        $  .08    $  .13    $  .63   $  .33

Net Interest Margin                 1.99%     2.56%     2.02%     2.73%

Non-Performing Assets to Total
     Assets at End of Period        0.12%     0.06%     0.12%     0.06%

Ratio of Operating Expense to
     Average Total Assets,
     Annualized                     1.72%     2.08%     1.72%    1.98%

Ratio of Net Interest Income to
     Non-Interest Expense,
     Annualized                     1.12x     1.18x     1.03x    1.26x



RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 1996 AND 1995
- ------------------------------------------------------------------------

GENERAL. Net income for the three months ended June 30, 1996 was $283,000 compared to $506,000 for the three months ended June 30, 1995, a decrease of $223,000 or 44.1%. During the second quarter of 1996, a non-recurring expense was recorded for $148,331, less related taxes. This amount represented the final unfunded liability as a result of the termination of the Defined Benefit Plan. In the second quarter of 1995, there were two non-recurring items recorded. They were $271,174 for the then most recent estimate of the unfunded liability of the Defined Benefit Plan, and $123,540 for compensation to former officers, both less related taxes. The amount recorded in 1996 for the Defined Benefit Plan was significantly higher than anticipated due to a decrease in interest rates between the termination announcement date of January 5, 1995, and the date the final distribution was made on May 29, 1996. Without the effect of these non-recurring items, net income for the three months ended June 30, 1996 would be $375,000, compared to $763,000 for the same quarter of 1995, a decrease of $388,000, or 51%. This is primarily the result of a decrease in net interest income after provision for possible loan losses of $699,000, partially offset by an increase in non-interest income of $117,000, and a decrease in taxes of $206,000 (prior to the tax effect on the non-recurring items). Earnings for the period were reduced as a result of the restructuring of the balance sheet, which resulted in a yield reduction as 15 and 30-year fixed rate investments were replaced by adjustable rate securities. Management intends to move into higher yielding loan products over time, thereby increasing net interest margin. The average net interest rate spread for the three month period ended June 30, 1996 was 1.51% compared to 1.97% for the same period in 1995.

INTEREST INCOME. Interest income increased by $.3 million or 2.8% to $10,502,000 for the three month period ended June 30, 1996 as compared to $10,212,000 for the same period in 1995, even though the yield on average earning assets decreased 42 basis points to 7.01% for the quarter ended June 30, 1996 as compared to a 7.43% yield for the same period in 1995. Contributing to the decrease in yield was the restructuring of the balance sheet, which resulted in a greater amount of adjustable rate mortgage-backed securities as compared to last year. These securities will gradually be converted to higher yielding loans. As discussed above, the Bank has started a new Commercial Lending Department, and it is expected that these types of loans will become an increasing portion of the total loan portfolio.

INTEREST EXPENSE. Interest expense increased by $.8 million or 11.9% to $7,500,000 for the three month period ended June 30, 1996 as compared to $6,703,000 for the same period in 1995. This was primarily the result of an increase in the average amount of FHLB advances and borrowed funds, from $31.8 million for the second quarter of 1995, to $101.0 for the second quarter of 1996. The cost of total interest-bearing liabilities for the three months ended June 30, 1996 was 5.50% compared to 5.46% for the three months ended June 30, 1995, an increase of 4 basis points.

Interest on deposits decreased $.2 million, from $6.2 million for the second quarter of 1995, to $6.0 million for the same quarter of 1996. Most of this decrease in cost resulted from a lower average deposit balance, particularly in long-term certificates of deposit.

Interest expense on FHLB advances and borrowed funds was $506,000 for the second quarter of 1995, compared to $1.5 million for the second quarter of 1996, an increase of $961,000 or 190%. While the rates paid on borrowed funds have declined since last year, average balances were higher. Management expects continued reliance on non-deposit borrowings until the BIF-SAIF insurance fund issues are resolved by Congress.

PROVISION FOR POSSIBLE LOAN LOSSES. The provision for possible loan losses totaled $342,000 for the three months ended June 30, 1996 compared to $150,000 for the three months ended June 30, 1995. Of this $192,000, or 128.0% increase, $42,000 was related to new commercial real estate loans, for which the Company establishes a provision for possible losses at the time the loans are recorded. The balance of this increase resulted from a decision by management to increase possible loan loss allowances in light of higher write-off experiences, particularly on credit cards. The Company, and the banking industry as a whole, is beginning to see more credit card charge-offs resulting from personal bankruptcies. For the quarter ended June 30, 1996, 36% of all of the Company's charge-offs were for personal bankruptcy reasons. Management regularly conducts a review of its loan portfolio, write-off experiences and adequacy of allowance.

LOAN LOSS ALLOWANCE ANALYSIS. The following table sets forth an analysis of the Company's allowance for possible loan losses for the periods indicated.

                                            Three Months Ended
                                          June 30,      June 30,
                                           1996           1995
                                         ---------     ---------
                                          (Dollars in Thousands)

Balance at beginning of period           $   1,252     $   1,410
Charge-offs:
  One-to-four family                           -0-           -0-
  Consumer                                     364           227
                                         ---------     ---------
    Total                                      364           227
                                         ---------     ---------

Recoveries:
  One-to-four family                           -0-           -0-
  Consumer                                      24            21
                                         ---------     ---------
    Total                                       24            21
                                         ---------     ---------

Net charge-offs                                340           206

Additions charged to
  operations                                   342           150
                                         ---------     ---------
Balance at end of period                 $   1,254     $   1,354

Ratio of net charge-offs during
  the period to average loans
  outstanding during the period              0.10%         0.06%

Ratio of allowance to non-
  performing loans                           1.63x         3.73x

NET INTEREST INCOME AFTER PROVISION FOR POSSIBLE LOAN LOSSES. Net interest income after provision for possible loan losses decreased by $699,000 or 20.8% to $2,660,000 for the three month period ended June 30, 1996 as compared to $3,359,000 for the three month period ended June 30, 1995.


NON-INTEREST INCOME. Non-interest income increased by $117,000 or 44.7% to $379,000 for the three month period ended June 30, 1996 as compared to $262,000 for the same period in 1995. Most of this increase can be attributed to recognition of loan related charges and servicing fees, which increased $84,000 or 87.5%, from $96,000 for the three months ended June 30, 1995, to $180,000 for the three month period ended June 30, 1996.

Deposit related fees and charges increased, from $115,000 for the second quarter of 1995 to $141,000 for the second quarter of 1996, an increase of $26,000 or 22.6%, as there has been a general increase in fees charged for various Bank services. Insurance and annuity commissions also increased a total of $26,000 or 162.5% from $16,000 in the second quarter of 1995 to $42,000 in the second quarter of 1996.

In addition, the second quarter of 1995 produced a gain on the sale of securities of $11,000.

NON-INTEREST EXPENSE. Non-interest expense was $2,691,000 for the quarter ended June 30, 1996, compared to $2,926,000 for the same period in 1995, a decrease of $235,000 or 8.03%. In the second quarter of 1995, there were two non-recurring items recorded. They were $271,174 for the then most recent estimate of the unfunded liability of the Defined Benefit Plan, and $123,540 for compensation to former officers, less related taxes. During the second quarter of 1996, a non-recurring expense was recorded for $148,331, representing the final unfunded liability as a result of the termination of the Defined Benefit Plan. The final determination was significantly higher than anticipated due to a decrease in interest rates between the termination announcement date of January 5, 1995, and the date the final distribution was made on May 29, 1996. Without giving consideration to these items, non-interest expense increased slightly, from $2,531,300 for the second quarter of 1995, to $2,542,700 for the second quarter of 1996.

Most of this increase can be attributed to Data Processing and Federal Deposit Insurance Premium, both due to an increase in the number of accounts and size of insurable balances. Occupancy also increased slightly, as portions of the capital assets billings on the Schaumburg office were not expensed until second and third quarters of 1995.

Advertising and other expenses were also both higher in 1995 due to the start-up costs associated with the Schaumburg location.

INCOME TAX EXPENSE. Income tax expense decreased $124,000 or 65.6%, to $65,000 for the quarter ended June 30, 1996, compared to $189,000 for the same period in 1995, due to the decrease in income.


RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 1996 AND 1995
- ------------------------------------------------------------------------

GENERAL. Net income for the six months ended June 30, 1996 was $2,241,000 compared to $1,337,000 for the six months ended June 30, 1995, an increase of $904,000 or 67.6%. This increase included net gains on the sales of securities of approximately $2.5 million, or $1.5 million after related taxes, recorded during the first quarter of 1996. During the second quarter of 1996, a non-recurring expense was recorded for $148,331, less related taxes. This amount represented the final unfunded liability as a result of the termination of the Defined Benefit

Plan. In the second quarter of 1995, there were two non-recurring items recorded. They were $271,174 for the then most recent estimate of the unfunded liability of the Defined Benefit Plan, and $123,540 for compensation to former officers, less related taxes. The amount recorded in 1996 for the Defined Benefit Plan was significantly higher than anticipated due to a decrease in interest rates between the termination announcement date of January 5, 1995, and the date the final distribution was made on May 29, 1996. Without the effect of these non-recurring items, and the securities gains, net income for the six months ended June 30, 1996 would be $821,000, compared to $1,594,000 for the same period of 1995, a decrease of $773,000, or 48.5%. This is primarily the result of a decrease in net interest income after provision for possible loan losses of $1,371,000, offset by an increase in non-interest income of $276,000 (without the effect of the securities gains), a decrease in non-interest expenses of $61,000 (prior to the non-recurring items in both years as discussed above), and a decrease in taxes of $261,000 (prior to the tax effect on the non-recurring items). Earnings for the period were reduced as a result of the restructuring of the balance sheet, which resulted in a yield reduction as 15 and 30-year fixed rate investments were replaced by adjustable rate products. Management intends to move into higher yielding loan products over time, thereby increasing net interest margin.

INTEREST INCOME. Interest income increased by $1.6 million or 8.2% to $21,185,000 for the six month period ended June 30, 1996 as compared to $19,581,000 for the same period in 1995, even though the yield on average earning assets decreased 31 basis points to 7.04% for the first six months of 1996, as compared to a 7.35% yield for the same period in 1995. Contributing to the decrease in yield was the restructuring of the balance sheet, which resulted in a greater amount of adjustable rate mortgage-backed securities as compared to last year. These securities will gradually be converted to higher yielding loans. As discussed previously, the Bank has started a new Commercial Lending Department, and it is expected that these types of loans will become an increasing portion of the total loan portfolio.

INTEREST EXPENSE. Interest expense increased by $2.7 million or 22.2% to $15,084,000 for the six month period ended June 30, 1996 as compared to $12,341,000 for the same period in 1995. This increase can be attributed to two factors. The first factor is the special 7.8% Certificate of Deposit promotion, which was held in March of 1995 and, therefore affected the second quarter of 1995 but only a small portion of the first quarter of 1995. The other factor was an increase in the average amount of borrowed money, from $38.5 million for the first six months of 1995, to $99.8 for the same period of 1996. The cost of total interest-bearing liabilities for the six months ended June 30, 1996 was 5.53% compared to 5.15% for the six months ended June 30, 1995, an increase of 38 basis points.

Interest on deposits increased $1.0 million, from $11.1 million for the first six months of 1995, to $12.2 million for the first six months of 1996. This increase was primarily the result of the March of 1995 certificate of deposit promotion.

Interest expense on FHLB advances and borrowed funds was $1.2 million for the second quarter of 1995, compared to $2.9 million for the second quarter of 1996, an increase of $1,723,000 or 142.6%. While the rates paid on borrowed funds have declined since last year, the volume of borrowed money increased as the Company obtained two new funding sources, both non-FDIC insured sources. They are the Treasury Tax and Loan Account, which enables the U.S. Treasury to retain tax dollars with the Bank at a floating rate of interest, and the Retail Repurchase Agreement, whereby a customer lends money to the Bank which is collateralized by a security the Bank owns.

PROVISION FOR POSSIBLE LOAN LOSSES. The provision for possible loan losses totaled $532,000 for the six months ended June 30, 1996 compared to $300,000 for the six months ended June 30, 1995. Of this $232,000, or 77.3% increase, $52,000 was related to new commercial real estate loans, for which the Company establishes a provision for possible losses at the time the loans are recorded. The balance of this increase resulted from a decision by management to increase possible loan loss allowances in light of higher write-off experiences, particularly on credit cards. The Bank, and the banking industry as a whole, is beginning to see more credit card charge-offs resulting from personal bankruptcies. For the six months ended June 30, 1996, 37% of all of the charge-offs experienced by the Company were for personal bankruptcy reasons. Management regularly conducts a review of its loan portfolio, write-off experiences and adequacy of allowance.

LOAN LOSS ALLOWANCE ANALYSIS. The following table sets forth an analysis of the Company's allowance for possible loan losses for the periods indicated.

                                             Six Months Ended
                                          June 30,      June 30,
                                           1996           1995
                                         ---------     ---------
                                          (Dollars in Thousands)

Balance at beginning of period           $   1,379     $   1,520
Charge-offs:
  One-to-four family                           -0-           -0-
  Consumer                                     720           511
                                         ---------     ---------
    Total                                      720           511
                                         ---------     ---------

Recoveries:
  One-to-four family                           -0-           -0-
  Consumer                                      63            45
                                         ---------     ---------
    Total                                       63            45
                                         ---------     ---------

Net charge-offs                                657           466

Additions charged to
  operations                                   532           300
                                         ---------     ---------
Balance at end of period                 $   1,254     $   1,354

Ratio of net charge-offs during
  the period to average loans
  outstanding during the period              0.20%         0.13%

Ratio of allowance to non-
  performing loans                           1.63x         3.73x

NET INTEREST INCOME AFTER PROVISION FOR POSSIBLE LOAN LOSSES. Net interest income after provision for possible loan losses decreased by $1,371,000 or 19.8% to $5,569,000 for the six month period ended June 30, 1996 as compared to $6,940,000 for the six month period ended June 30, 1995. The average net interest rate spread for the six months ended June 30, 1996 was 1.58% compared to 2.20% for the same period in 1995.

NON-INTEREST INCOME. Non-interest income increased by $269,000 or 55.0% to $758,000 for the six month period ended June 30, 1996 as compared to $489,000 for the same period in 1995, prior to net gains on the sale of securities of $2,507,000 for 1996. The six months ended June 30, 1995 produced a net loss on the sale of securities of $52,000. Most of the balance of the increase in non-interest income can be attributed to recognition of loan related charges and servicing fees, which increased $151,000 or 64.5%, from $234,000 for the six months ended June 30, 1995, to $385,000 for the six month period ended June 30, 1996.

Deposit related fees and charges increased $39,000 or 17.7%, from $220,000 for the first six months of 1995 to $259,000 for the same period in 1996, as there has been a general increase in fees charged for various Bank services. Insurance and annuity commissions also increased a total of $33,000 or 67.4% from $49,000 for the first six months of 1995 to $82,000 for the first six months of 1996.

NON-INTEREST EXPENSE. Non-interest expense was $5,407,000 for the six months ended June 30, 1996, compared to $5,468,000 for the same period in 1995, a decrease of $61,000 or 1.1%. In the second quarter of 1995, there were two non-recurring items recorded. They were $271,174 for the then most recent estimate of the unfunded liability of the Defined Benefit Plan, and $123,540 for compensation to former officers, less related taxes. During the second quarter of 1996, a non-recurring expense was recorded for $148,331, representing the final unfunded liability as a result of the termination of the Defined Benefit Plan. The final determination was significantly higher than anticipated due to a decrease in interest rates between the termination announcement date of January 5, 1995, and the date the final distribution was made on May 29, 1996. Without giving consideration to these items, non-interest expense increased $185,383 or 3.7%, from $5,073,300 for the first six months of 1995, to $5,258,700 for the same period of 1996.

Most of this increase can be attributed to the operation of the Schaumburg location, (which was not opened until March, 1995),consultant fees related to the balance sheet restructuring (which occurred during the first quarter of 1996), and actuarial services regarding the 1996 termination of the Company's Defined Benefit Plan. Advertising was higher in 1995 due to the start-up costs associated with the Schaumburg location.

INCOME TAX EXPENSE. Income tax expense increased $562,000 or 90.1%, to $1,186,000 for the six months ended June 30, 1996, compared to $624,000 for the same period in 1995, due to the increase in income as a result of the net gains on sales of securities.

CHANGE IN ACCOUNTING PRINCIPLES and OTHER REGULATORY ISSUES
- -----------------------------------------------------------

SFAS No. 122

On May 12, 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 122 ("SFAS 122"), "Accounting for Mortgage Servicing Rights." This statement provides for capitalization of Mortgage Servicing Rights ("MSRs") when mortgage loans (whether originated or purchased) are subsequently sold with the MSRs retained. The statement applies to MSRs resulting from mortgage loans only, and is effective for fiscal years which began after December 15, 1995. This statement will not have a material impact on the Company's earnings or financial condition.

SFAS No. 123

In October of 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 123 (SFAS 123) "Accounting for Stock Based Compensation." SFAS 123 encourages entities to use a fair value based method to account for stock based compensation plans. If such a fair value method is not adopted, entities must disclose the proforma effect on net income and on earnings per share had the accounting been adopted. The statement applies to years beginning after December 15, 1995, and will not have a material effect on the Company.

SFAS No. 125

In June of 1996, the Financial Accounting Standards Board released Statements of Financial Accounting Standard No. 125 (SFAS 125) "Accounting for Transfers and Extinguishments of Liabilities." SFAS 125 provides accounting and reporting standards for transfers and servicing of financial assets and extinguishmment of liabilities. SFAS applies after December 31, 1996 and early or retroactive application is not permitted. Management does not believe that this statement will have a material effect on the Company.

                        PART II - OTHER INFORMATION

                         FIRSTFED BANCSHARES, INC.

ITEM 1.  LEGAL PROCEEDINGS

         There are no material pending legal proceedings to which the Company or any of its subsidiaries is a party other than ordinary routine litigation incidental to their respective businesses.

ITEM 2.  CHANGES IN SECURITIES

         None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         On April 23, 1996, the annual meeting of stockholders was held. At the meeting, George T. Drost and David E. Spiegler were elected to serve as Class I directors with terms expiring in 1999. Continuing as Class II directors, with terms expiring in 1997, are John A. Flink, Larry G. Gillie and Frank A. Svoboda, Jr. Continuing as Class III directors, with terms expiring in 1998, are Donald J. Cameron, Gerald T. Niedert and Thomas TenHoeve. The stockholders also ratified the appointment of Crowe Chizek & Company, L.L.P. as the Company's independent public accountants for the year ending December 31, 1996.

         There were 2,258,235 pre-split issued and outstanding shares of Common Stock at the time of the annual meeting. 1,878,340 shares were voted at the meeting. The voting on each item presented at the annual meeting was as follows:

         ELECTION OF DIRECTORS          FOR          WITHHELD
         ---------------------       ---------       --------
         George T. Drost             1,852,339        26,001
         David E. Spiegler           1,849,851        28,489


         RATIFICATION OF ACCOUNTANTS
         ---------------------------
                                                         BROKER
            FOR            AGAINST        ABSTAIN      NON-VOTES
         ---------         -------        -------      ---------
         1,868,803          2,364          7,173          -0-

ITEM 5.  OTHER INFORMATION

         None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         EXHIBITS
         None

         REPORTS ON FORM 8-K
         (a) A report on Form 10-C was filed on May 15, 1996 to report a change in the number of shares outstanding as a result of a three-for-two stock split effectuated on May 15, 1996.

         (b) A report on Form 8-K was filed on May 29, 1996, to report under Item 5 that the Company announced a regular quarterly dividend to the stockholders of FirstFed
             Bancshares, Inc. Common Stock.

                                SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          FIRSTFED BANCSHARES, INC.


Date:   August 6, 1996              By:  /s/ Larry G. Gillie
      -----------------                 ---------------------------
                                             Larry G. Gillie
                                             President and
                                             Chief Executive Officer


Date:   August 6, 1996              By:  /s/ Paul A. Larsen
      -----------------                 ---------------------------
                                             Paul A. Larsen
                                             Senior Vice President,
                                             Treasurer and
                                             Chief Financial Officer