Form 10-Q
period 1996-09-30
FIRSTFED BANCSHARES INC
filed 1996-11-13
CIK 885694

                          UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549
                  -----------------------------

                            FORM 10-Q

        Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934


For the Quarterly Period Ended          Commission File Number
     September 30, 1996                        0-20160

                  -----------------------------

                    FIRSTFED BANCSHARES, INC.
     (Exact name of registrant as specified in its charter)


          Delaware                           36-3820609
(State or other jurisdiction       (I.R.S. Employer Identification
     of incorporation or                      Number)
        organization)

749 Lee Street, Des Plaines, Illinois               60016
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

                    Yes  --X--            No  -----

As of November 14, 1996, there were 3,256,216 outstanding shares of the registrant's Common Stock, par value $.01 per share. In addition, 150,400 shares were being held as treasury stock.

                     FIRSTFED BANCSHARES, INC.

                        Table of Contents

PART I.   FINANCIAL INFORMATION (UNAUDITED)              PAGE NO.


          Item 1.   Financial Statements....................3

          Item 2.   Management's Discussion and
                    Analysis of Financial Condition and
                    Results of Operations..................13

PART II.  OTHER INFORMATION

          Item 1.   Legal Proceedings......................27
          Item 2.   Changes in Securities..................27
          Item 3.   Defaults upon Senior Securities........27
          Item 4.   Submission of Matters to a Vote
                    of Security Holders....................27
          Item 5.   Other Information......................27
          Item 6.   Exhibits and Reports of Form 8-K.......27


          Form 10-Q Signatures.............................28

PART 1.   FINANCIAL INFORMATION
Item 1.   Condensed Consolidated Financial Statements



FIRSTFED BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CONDITION
(Unaudited)                               SEPT. 30,     DEC. 31,
(Dollars in thousands except                1996          1995
   per share amounts)                     ---------    ---------

ASSETS
------
CASH AND CASH EQUIVALENTS
  Cash and Amounts Due from
    Depository Institutions               $  1,656     $ 19,198
                                          ---------    ---------
TOTAL CASH AND CASH EQUIVALENTS              1,656       19,198

INVESTMENTS:
  Securities Available-for-Sale             80,480       46,414
  Mortgage-Backed and Related
    Securities Available-for-Sale          132,817      204,169
  Federal Home Loan Bank Stock               7,190        4,835
                                          ---------    ---------
TOTAL INVESTMENTS                          220,487      255,418

LOANS RECEIVABLE:
  First Mortgage Loans                     305,290      276,288
  Commercial Real Estate Loans               5,143        2,200
  Consumer Loans                            53,242       53,908
                                          ---------    ---------
    TOTAL LOANS RECEIVABLE                 363,675      332,396
  Less Allowance for Possible Loan Loss   (  1,363)    (  1,379)
                                          ---------    ---------
LOANS RECEIVABLE, NET                      362,312      331,017

ACCRUED INTEREST RECEIVABLE                  4,985        3,461
PREMISES AND EQUIPMENT                       9,955       10,260
OTHER ASSETS                                 3,519        3,146
                                          ---------    ---------
TOTAL ASSETS                              $602,914     $622,500
                                          =========    =========

                                          SEPT. 30,     DEC. 31,
                                            1996          1995
                                          ---------    ---------
LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
LIABILITIES:
  Deposits                                $405,790     $454,656
  Short-Term Borrowings and Securities
    Sold under Agreement to Repurchase     105,748       70,435
  Long-Term Advances from Federal
    Home Loan Bank                          27,400       27,400
  Advances from Borrowers for
    Taxes and Insurance                      1,820        5,496
  Accrued Expenses and Other Liabilities    10,523        6,836
                                          ---------    ---------
TOTAL LIABILITIES                          551,281      564,823

STOCKHOLDERS' EQUITY:
  Common Stock, par value $.01 per share;
    5,000,000 authorized shares; 3,406,616
    and 4,214,427 shares issued at
    9/30/96 and 12/31/95, respectively          34           28
  Additional Paid-in Capital                21,850       27,229
  Retained Earnings                         33,710       39,373
  Treasury Stock, at cost, 129,600 and
    729,485 shares held at 9/30/96
    and 12/31/95, respectively            (  2,190)    (  9,397)
  ESOP Loan                               (  1,000)    (  1,198)
  Unearned Stock Award                    (     93)    (     97)
  Unrealized Gain (Loss) on Securities
    Available-for-Sale                    (    678)       1,739
                                          ---------    ---------
TOTAL STOCKHOLDERS' EQUITY                  51,633       57,677
                                          ---------    ---------
TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY                      $602,914     $622,500
                                          =========    =========

BOOK VALUE PER COMMON SHARE                 $15.76       $16.55
                                            ======       ======
BOOK VALUE PER COMMON SHARE (without
  effect of unrealized gain (loss) on
  securities.)                              $15.96       $16.05
                                            ======       ======


See notes to condensed consolidated financial statements (unaudited)

FIRSTFED BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF INCOME            THREE MONTHS ENDED       NINE MONTHS ENDED
(Unaudited)                                SEPT. 30,    SEPT. 30,   SEPT. 30,    SEPT. 30,
(Dollars in thousands except                 1996         1995        1996         1995
   per share amounts)                      ---------    ---------   ---------    ---------

INTEREST INCOME
  Loans Receivable                          $ 6,900      $ 8,235    $19,818      $22,522
  Mortgage-Backed and Related Securities      2,809        1,244      8,774        3,567
  Securities                                  1,213          891      3,016        3,377
  Other Interest and Dividend Income            112          127        611          612
                                           ---------    ---------  ---------    ---------
                                             11,034       10,497     32,219       30,078

INTEREST EXPENSE
  Deposits                                    5,887        6,254     18,039       17,386
  Advances from Federal Home Loan Bank        1,515          703      4,031        1,909
  Other Borrowed Money                          295            4        711            7
                                           ---------    ---------  ---------    ---------
                                              7,697        6,961     22,781       19,302

NET INTEREST INCOME                           3,337        3,536      9,438       10,776

  Provision for Possible Loan Losses            300          150        832          450
NET INTEREST INCOME AFTER PROVISION        ---------    ---------  ---------    ---------
  FOR POSSIBLE LOAN LOSSES                    3,037        3,386      8,606       10,326

NON-INTEREST INCOME
  Loan Charges and Servicing Fees               183           95        568          329
  Deposit Related Charges and Fees              156          148        415          368
  Gain (Loss) on Sale of Securities              54          -0-      2,561       (   52)
  Gain on Sale of Loans                         -0-          -0-        -0-            1
  Insurance and Annuity Commissions              81           35        163           84
  Other                                          52           89         84          187
                                           ---------    ---------  ---------    ---------
TOTAL NON-INTEREST INCOME                       526          367      3,791          917

NON-INTEREST EXPENSE
  Compensation and Benefits                   1,203        1,174      3,572        3,955
  Occupancy and Equipment                       314          348      1,041        1,002
  Federal Deposit Insurance Premium           3,336          266      3,866          731
  Data Processing                               186          178        591          532
  Advertising                                   111           71        236          377
  Other                                         423          431      1,674        1,400
                                           ---------    ---------  ---------    ---------
TOTAL NON-INTEREST EXPENSE                    5,573        2,468     10,980        7,997

INCOME BEFORE TAXES                        (  2,010)       1,285      1,417        3,246
  Income Tax Provision                     (    753)         461        433        1,085
                                           ---------    ---------  ---------    ---------

NET INCOME                                 ($ 1,257)     $   824    $   984      $ 2,161
                                           =========    =========  =========    =========

EARNINGS PER COMMON SHARE
  Primary                                  (  $0.35)       $0.20      $0.27        $0.50
  Fully Diluted                            (  $0.35)       $0.20      $0.27        $0.50


WEIGHTED AVG. PRIMARY SHARES OUTSTANDING     3,574,373    4,144,983  3,585,786    4,293,933
WGHTD. AVG. FULLY DILUTED SHARES OUTSTANDING 3,570,965    4,124,606  3,611,015    4,253,538


See notes to condensed consolidated financial statements (unaudited)

FIRSTFED BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS         NINE MONTHS ENDED
(Unaudited)                                SEPT. 30,    SEPT. 30,
(Dollars in thousands)                        1996         1995
                                           ---------    ---------
OPERATING ACTIVITIES
  Net Income                                $   984      $ 2,161
  Adjustments to Reconcile Net Income to
   Cash Provided by Operating Activities
    Depreciation and Amortization of
      Premises and Equipment                    495          429
    Deferred Loan Origination Fees               60     (     80)
    Amortization of Premiums and Discounts
      on Mortgage-Backed and Investment
      Securities, Net                         1,035           95
    Proceeds from Sale of Loans                 -0-           74
    Provision for Possible Loan Losses          832          450
    Net (Gain) Loss on Sale of Securities  (  2,556)          63
    Stock Award Earned                            4           25
    Change In:
      Prepaid Expenses and Other Assets         845          835
      Accrued Interest Receivable          (  1,524)    (    253)
      Accrued Expenses and Other Liabilities  3,687          951
                                           ---------    ---------
NET CASH FROM OPERATING ACTIVITIES            3,862        4,750

CASH FLOWS FROM INVESTING ACTIVITIES
  Loan Originations, Net of Principal
    Payments                               ( 32,187)    ( 85,260)
  Principal Payments on Mortgage-Backed
    and Related Securities                   37,874       10,984
  Purchases of Mortgage-Backed and
    Related Securities                     (112,444)    ( 10,995)
  Purchases of Securities                  ( 47,948)    ( 17,473)
  Proceeds from Sales and Maturities
    of Securities                           157,690       61,915
  Change in Federal Home Loan Bank Stock   (  2,355)         -0-
  Purchase of Office Properties and
    Equipment                              (    190)    (   1,394)
                                           ---------    ---------
NET CASH FROM INVESTING ACTIVITIES              440      ( 42,223)

                                              NINE MONTHS ENDED
                                           SEPT. 30,    SEPT. 30,
                                              1996         1995
                                           ---------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES
  Net Decrease in Deposits                 ( 48,866)      45,219
  Repayments of Federal Home Loan Bank
    Advances                               ( 41,900)    ( 61,400)
  Proceeds from Federal Home Loan Bank
    Advances                                 61,000       55,000
  Proceeds from Other Borrowings             16,213          448
  Net Change in Mortgage Escrow Funds      (  3,676)       2,438
  Purchase of Common Stock for Treasury    (  4,405)    (  4,591)
  Proceeds from Exercise of Stock Options,
    Net of Treasury Shares issued               488          161
  Payment Received on Loan to ESOP              198          278
  Dividend Paid, Net of Dividend
    Reinvestment Program                   (    896)    (    665)
                                           ---------    ---------
NET CASH FROM FINANCING ACTIVITIES         ( 21,844)      36,888
                                           ---------    ---------

NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                         ( 17,542)    (    585)

CASH AND CASH EQUIVALENTS, BEGINNING         19,198        6,776
                                           ---------    ---------
CASH AND CASH EQUIVALENTS, ENDING           $ 1,656      $ 6,191
                                           =========    =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
  Interest Paid                             $22,785      $17,252
  Income Taxes Paid                           1,250          865







See notes to condensed consolidated financial statements (unaudited)

FIRSTFED BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(Unaudited)
(Dollars in thousands)
Nine months ended Sept. 30, 1996 and Sept. 30, 1995
                                                                                                   UNREALIZED
                                                                                                   GAIN (LOSS)
                                            ADDITIONAL                                    UNEARNED  ON ASSETS
                                    COMMON   PAID-IN    RETAINED   TREASURY      ESOP       STOCK   AVAILABLE
                                     STOCK   CAPITAL    EARNINGS    STOCK        LOAN       AWARD   FOR SALE      TOTAL
-----------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1994          $28    $26,851    $38,051    ($5,197)    ($1,630)    ($129)    ($1,127)  $56,847

Net Income                                                2,161                                                  2,161

Cash Dividends ($.20 per share)                         (   741)                                               (   741)

Purchase of Treasury Stock                                         ( 4,969)                                    ( 4,969)

Treasury Stock Reissued as Part of
  Dividend Reinvestment Program                    3                    73                                          76

Principal Payment on ESOP Loan                                                     278                             278

Proceeds from Stock Option Exercises             161                                                               161

Treasury Stock reissued in conjunction
  with stock option exercises                (     3)   (   315)       696                                         378

Amortization of Stock Award                                                                   25                    25

Change in Unrealized Gain/Loss on Securities
  Available-for-Sale                                                                                      871      871
-----------------------------------------------------------------------------------------------------------------------

Balance at Sept. 30, 1995             $28    $27,012    $39,156    ($9,397)    ($1,352)    ($104)    ($  256)  $55,087
=======================================================================================================================

Balance at December 31, 1995          $28    $27,229    $39,373    ($9,397)    ($1,198)    ($ 97)     $1,739   $57,677

Net Income                                                  984                                                    984

Cash Dividends ($.084 per share)                        (   896)                                               (   896)

Purchase of Treasury Stock                                         ( 4,405)                                    ( 4,405)

Principal Payment on ESOP Loan                                                     198                             198

Shares issued in conjunction with
  three-for-two stock split, and
  cash paid on fractional shares       11    ( 5,379)   (    12)                                               ( 5,380)

Treasury Stock reissued in conjunction
  with stock option exercises                           (   542)     1,030                                         488

Retirement of 538,503 shares
  of common stock                   (   5)              ( 5,197)    10,582                                       5,380

Amortization of Stock Award                                                                    4                     4

Change in Unrealized Gain/Loss on Securities
  Available-for-Sale                                                                                 ( 2,417)  ( 2,417)
-----------------------------------------------------------------------------------------------------------------------

Balance at Sept. 30, 1996            $34    $21,850    $33,710     ($2,190)   ($1,000)    ($ 93)    ($   678)  $51,633
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
                                                                    THREE MONTHS ENDED
                                ----------------------------------------------------------------------------------------
                                             SEPT. 30, 1996                                   SEPT. 30, 1995
                                -----------------------------------------        ---------------------------------------
                                                                AVERAGE                                          AVERAGE
                                   AVERAGE                       YIELD/             AVERAGE                       YIELD/
                                   BALANCE        INTEREST        COST              BALANCE        INTEREST        COST
INTEREST-EARNING ASSETS:        -----------------------------------------        ---------------------------------------
  Mortgage Loans                  $292,612        $ 5,537         7.57%            $363,700        $ 6,935         7.63%
  Commercial Real Estate Loans       5,056            110         8.59                  -0-            -0-          -0-
  Consumer Loans                    53,382          1,253         9.39               53,974          1,300         9.63
  Mortgage-Backed and
    Related Securities             183,970          2,809         6.11               76,961          1,244         6.47
  Investment Securities             71,985          1,183         6.57               48,354            904         7.26
  Other Investments                  8,949            142         6.32                7,160            114         6.35
                                -----------------------------------------        ---------------------------------------

Total Interest-Earning Assets     $615,954        $11,034         7.15%            $550,149        $10,497         7.60%

Non-Interest Earning Assets         13,480                                           20,990
                                -----------------------------------------        ---------------------------------------

TOTAL ASSETS                      $629,434                                         $571,139
                                  ========                                         ========

INTEREST-BEARING LIABILITIES:
  Interest-Bearing Checking       $ 21,653        $    98         1.78%            $ 22,334        $   101         1.79%
  Money Market Accounts             20,081            215         4.27               11,256             87         3.06
  Savings                           69,233            434         2.50               70,528            444         2.50
  Certificates of Deposit          325,664          5,140         6.30              350,517          5,622         6.36
  FHLB Advances                    101,345          1,515         5.85               43,133            703         6.46
  Other Borrowed Funds              21,908            295         5.39                  345              4         5.60
                                -----------------------------------------        ---------------------------------------

Total Interest-Bearing
  Liabilities                     $559,884        $ 7,697         5.45%            $498,113        $ 6,961         5.54%

Non-Interest Bearing
  Deposits                           4,748                                            5,240

Other Liabilities                   11,580                                           10,593
                                -----------------------------------------        ---------------------------------------

TOTAL LIABILITIES                 $576,212                                         $513,946
                                -----------------------------------------        ---------------------------------------

Stockholders' Equity                53,222                                           57,193
                                -----------------------------------------        ---------------------------------------
TOTAL LIABILITIES AND
  STOCKHOLDERS' EQUITY            $629,434                                         $571,139
                                  ========                                         ========

NET INTEREST INCOME                               $ 3,337                                          $ 3,536
                                -----------------------------------------        ---------------------------------------
NET INTEREST RATE SPREAD (1)                                      1.70%                                            2.06%
                                -----------------------------------------        ---------------------------------------
NET INTEREST MARGIN (2)                                           2.16%                                            2.55%
                                -----------------------------------------        ---------------------------------------
AVERAGE INTEREST-EARNINGS ASSETS TO AVERAGE
  INTEREST-BEARING LIABILITIES       1.11 x                                           1.11 x
                                -----------------------------------------        ---------------------------------------

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
                                                                     NINE MONTHS ENDED
                                ----------------------------------------------------------------------------------------
                                             SEPT. 30, 1996                                   SEPT. 30, 1995
                                -----------------------------------------        ---------------------------------------
                                                                AVERAGE                                          AVERAGE
                                   AVERAGE                       YIELD/             AVERAGE                       YIELD/
                                   BALANCE        INTEREST        COST              BALANCE        INTEREST        COST
INTEREST-EARNING ASSETS:        -----------------------------------------        ---------------------------------------
  Mortgage Loans                  $281,924        $15,793         7.47%            $327,377        $18,729         7.63%
  Commercial Real Estate Loans       3,753            246         8.76                  -0-            -0-          -0-
  Consumer Loans                    53,374          3,779         9.44               52,958          3,793         9.55
  Mortgage-Backed and
    Related Securities             192,663          8,774         6.07               73,419          3,567         6.48
  Investment Securities             66,164          3,219         6.49               73,331          3,582         6.51
  Other Investments                  8,692            408         6.26                8,960            407         6.06
                                -----------------------------------------        ---------------------------------------

Total Interest-Earning Assets     $606,570        $32,219         7.08%            $536,045        $30,078         7.43%

Non-Interest Earning Assets         14,557                                           19,061
                                -----------------------------------------        ---------------------------------------

TOTAL ASSETS                      $621,127                                         $555,106
                                  ========                                         ========

INTEREST-BEARING LIABILITIES:
  Interest-Bearing Checking       $ 22,029        $   295         1.79%            $ 24,434        $   314         1.72%
  Money Market Accounts             14,163            395         3.72               11,198            243         2.91
  Savings                           69,412          1,299         2.50               71,307          1,334         2.50
  Certificates of Deposit          338,068         16,050         6.16              337,394         15,495         6.14
  FHLB Advances                     89,672          4,031         5.91               39,918          1,909         6.39
  Other Borrowed Funds              17,904            711         5.29                  248              7         5.39
                                -----------------------------------------        ---------------------------------------

Total Interest-Bearing
  Liabilities                     $551,248        $22,781         5.50%            $484,499        $19,302         5.33%

Non-Interest Bearing
  Deposits                           7,703                                            4,127

Other Liabilities                    7,075                                            9,181
                                -----------------------------------------        ---------------------------------------

TOTAL LIABILITIES                 $566,026                                         $497,807
                                -----------------------------------------        ---------------------------------------

Stockholders' Equity                55,101                                           57,299
                                -----------------------------------------        ---------------------------------------
TOTAL LIABILITIES AND
  STOCKHOLDERS' EQUITY            $621,127                                         $555,106
                                  ========                                         ========

NET INTEREST INCOME                               $ 9,438                                          $10,776
                                -----------------------------------------        ---------------------------------------
NET INTEREST RATE SPREAD (1)                                      1.58%                                            2.11%
                                -----------------------------------------        ---------------------------------------
NET INTEREST MARGIN (2)                                           2.07%                                            2.67%
                                -----------------------------------------        ---------------------------------------
AVERAGE INTEREST-EARNINGS ASSETS TO AVERAGE
  INTEREST-BEARING LIABILITIES       1.10 x                                           1.11 x
                                -----------------------------------------        ---------------------------------------

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

The results of operations and other data for the quarter and nine months ended September 30, 1996 are not necessarily indicative of results that may be expected for the entire year ended December 31, 1996.

In the opinion of management, the unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial condition of FirstFed Bancshares, Inc. (the "Company"), including its wholly owned subsidiary, First Federal Bank, Des Plaines, Illinois (the "Bank"), as of September 30, 1996 and December 31, 1995; the results of the Company's operations for the three months ended September 30, 1996 and 1995 and the nine months ended September 30, 1996 and 1995; its cash flows for the nine months ended September 30, 1996 and 1995; its changes in stockholders' equity for the nine months ended September 30, 1996 and 1995; and its average balance sheet for the three months ended September 30, 1996 and 1995, and the nine months ended September 30, 1996 and 1995.

All references to number of shares issued, outstanding (primary and fully-diluted) and held in treasury, earnings per share, and book value per share, for periods prior to the second quarter of 1996, have been restated as if the three-for-two stock split which occurred on May 15, 1996 had actually occurred on January 1, 1995.

Certain amounts in prior condensed consolidated financial statements have been reclassified to conform with the September, 1996 presentation.

(2)          Regulatory Capital Requirements

Pursuant to the Financial Institutions Reform, Recovery and
Enforcement Act of 1989 ("FIRREA"), as implemented by regulations promulgated by the Office of Thrift Supervision (the "OTS"), savings institutions must meet three separate minimum capital requirements.
The following table summarizes, as of September 30, 1996, the Bank's capital requirements under FIRREA and its actual capital ratios. As of September 30, 1996, the Bank exceeded all current minimum regulatory capital requirements.

                                     BANK ONLY
               ----------------------------------------------------
                    Actual         Regulatory        Excess Above
                   Capital        Capital Req.       Capital Req.
               Amount     %     Amount      %      Amount     %
               -------  ------  -------   -----    -------   ------
                              (Dollars in Thousands)

Risk-Based     $47,938  17.43%  $22,007   8.00%    $25,931    9.43
Core Capital    46,576   7.76    18,012   3.00      28,564    4.76
Tang. Capital   46,576   7.76     9,006   1.50      37,570    6.26

(3)          Conversion and Earnings Per Share of Common Stock

On June 30, 1992, the Bank converted from a federally chartered mutual savings bank to a federally chartered stock savings bank. The Bank issued all of its Common Stock to the Company and at the same time the Company issued 3,220,000 shares of Common Stock at $10 per share, all pursuant to a plan of conversion.

Primary and fully diluted earnings per share for the quarter were computed by dividing net income by 3,574,373 and 3,570,965 respectively, and for the nine months ended September 30, 1996 by 3,585,786 and 3,611,015 respectively, the weighted average number of shares of Common Stock and Common Stock Equivalents outstanding during the quarter.
Stock options are regarded as Common Stock Equivalents and are computed using the treasury stock method.

(4)          Stock Repurchase Program

On October 24, 1995, the Company announced its intention to repurchase up to 225,000 shares of its outstanding Common Stock in the open market. On August 27, 1996, this program was completed, with a total of 225,000 shares repurchased at an average price of $15.35.

On August 27, 1996, the Company announced its intention to repurchase up to 100,000 shares of its outstanding Common Stock in the open market. As of November 14, 1996, 76,900 shares had been repurchased at an average price of $16.91.

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

(6)          Balance Sheet Restructure

On January 2, 1996, the Company announced that it had accomplished the first step in its restructuring of the balance sheet of the Bank, to become more like that of a full service community bank. The Bank, at that time, had 73% of its balance sheet in fixed rate assets, with 49% having a maturity of greater than five years. Management believes that in time of interest rate volatility, a greater portion of the balance sheet should be in adjustable rate instruments. It is management's goal to have no more than 50% of total assets in fixed rate instruments, with no more than 15% repricing in greater than five years by December 31, 1997. As of September 30, 1996, the Bank had 71% of its assets in fixed rate instruments, with 34% having a maturity of greater than five years. In January and February of 1996, the Company sold over $93 million in 15 and 30-year fixed rate mortgage-backed securities, generating net gains of over $2.5 million, or approximately $1.5 million after related taxes. The proceeds were invested in adjustable rate mortgage-backed and related securities, and management intends that over time, these funds will be reinvested in higher yielding business and commercial real estate loans. In the short-term, the Company may experience a decline in net interest margin until the proceeds are converted from securities to higher yielding loans.

(7)          Recapitalization of the Savings Association Insurance Fund
             (the "SAIF").

On September 30, 1996, legislation was signed authorizing the recapitalization of the SAIF through a one-time special assessment of
65.7 basis points. The Bank recorded the estimated amount of $3,070,000, pre-tax, in the third quarter of 1996. Management anticipates a reduction in deposit insurance premiums of approximately $750,000 annually, beginning in January, 1997. See the "Recent
Regulatory Developments" section of the Management's Discussion and Analysis.

(8)          New Director

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


ITEM 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS

OVERVIEW
--------
The Company's business activities currently consist of ownership of the Bank, and investments in other equity securities. The Bank's principal business consists of attracting deposits from the public and investing these deposits, together with funds generated from operations, primarily in loans secured by mortgages on one-to-four family residences, consumer loans, commercial real estate loans and commercial loans. The Bank has recently established a new Commercial Lending Department, and it is management's intention that commercial loans will become an increasingly larger portion of the total loan portfolio as the balance sheet is restructured to become more like that of a community bank. The Bank's deposit accounts are insured to the maximum allowable by the Federal Deposit Insurance Corporation (the "FDIC").

The Bank's results of operations are dependent primarily on net interest income, which is the difference between the interest earned on its loans, mortgage-backed securities and investment securities portfolios, and the interest paid on deposits and borrowed funds. The Bank's operating results are also affected, to a lesser extent, by loan commitment and servicing fees, customer service charges, fees from annuity and insurance products, and other income. As the Bank's subsidiary, First Insurance Agency, begins offering complete brokerage and mutual fund services in the fourth quarter of 1996, management expects non-interest income to increase. Operating expenses of the Bank include employee compensation and benefits, equipment and occupancy costs, federal deposit insurance premiums and other administrative expenses.

The Bank's results of operations are further affected by economic and competitive conditions, particularly changes in market interest rates. Results are also affected by monetary and fiscal policies of federal agencies, and actions of regulatory authorities. Since September 30, 1995, the Treasury yield curve, (from maturities of 3 months to 30 years), has steepened, with the short end of the curve decreasing 38 basis points, and the long end of the curve increasing 42 basis points. Should this trend continue, it would help improve the Bank's net interest margin which has been decreased somewhat in the short-term by the balance sheet restructure. Also, as approximately $69 million in certificates of deposit opened in March of 1995, which carried a rate of 7.8%, matured in September of 1996, the Bank's net interest margin should improve.


FINANCIAL CONDITION
-------------------
Total consolidated assets of the Company decreased by $19.6 million, or 3.15% from $622.5 million at December 31, 1995, to $602.9 million at September 30, 1996.

Total loans receivable increased $31.3 million, or 9.41% from $332.4 million at December 31, 1995, to $363.7 million at September 30, 1996. Loans originated during the nine month period ended September 30, 1996 were $76.9 million, of which 59% were mortgages, 4% were commercial real estate loans, and 37% were consumer loans. In addition, $13.7 million in adjustable rate first mortgage loans were purchased. Loans originated for the nine months ended September 30, 1995 were $125.8 million, of which 85% were mortgages and 15% were consumer loans.

Mortgage-backed and other mortgage-related securities decreased $71.4 million or 35.00% from December 31, 1995. During this nine month period, proceeds from the sales of mortgage-backed securities of $140.6 million, as well as principal payments and other securities maturities of $43.2 million, were used to purchase $112.4 million in predominantly adjustable rate mortgage-backed securities. Non mortgage-backed securities increased $34.1 million or 73.40% from December 31, 1995. Most of the securities purchased were U.S. Treasury and Government Agency Obligations. At September 30, 1996, mortgage-backed and non mortgage-backed securities comprised 35% of total assets.

Deposits decreased to $405.8 million at September 30, 1996, from $454.7 million at December 31, 1995, a decrease of $48.9 million or 10.75%. This decrease was a direct result of $70 million in maturing 7.8% certificates of deposit, partially offset by increases in a new Preferred Money Market product, and growth in both non-interest bearing checking accounts and short-term certificates of deposit.

Short-term borrowings (due within one year) increased $35.3 million from the December 31, 1995 balance of $70.4 million to $105.7 million at September 30, 1996. $12.5 million of this increase was directly attributable to an arbitrage transaction. Approximately $20 million of this increase occurred as a result of the runoff of the maturing 7.8% certificates of deposit. The balance of this increase was in the two new funding sources the Bank obtained during 1995. One is a Treasury Tax and Loan Account, which enables the U.S. Treasury to retain tax dollars with the Company at a floating rate of interest, and the other is a Retail Repurchase Agreement, under which a customer can lend money to the Company which is then collateralized by a security the Company owns. Long-term borrowings, all of which are Federal Home Loan Bank advances, have not changed since December 31, 1995.

Book value per common share decreased to $15.76 at September 30, 1996 from $16.55 at December 31, 1995. This was due to the one-time SAIF special assessment, and the change in the unrealized gain (loss) on securities available-for-sale, from a gain of $1.7 million at December 31, 1995, to a loss of $.7 million at September 30, 1996. Without the effect of the unrealized gain (loss), book value per common share decreased slightly from $16.05 at December 31, 1995 to $15.96 at September 30, 1996.

Total non-performing loans as of September 30, 1996 increased to $814,600 or 0.14% of total assets. At December 31, 1995, non-performing loans were $681,000 or 0.11% of total assets. Historically this number is at the high end of the range, but below the rate experienced by the Bank's peer group. Management believes the allowances for possible loan losses to be adequate. Furthermore, 72.6% of non-performing loans were single family mortgages, and the Bank has not incurred a loss on single family mortgages within the last five years.

The following table sets forth the amounts and categories of non-performing loans.

                                      Sept. 30, 1996   Dec. 31, 1995
                                      --------------   -------------
                                          (Dollars in Thousands)
Non-performing loans:
  One-to-four family                    $    592       $     531
  Consumer                                   223             150
                                      -------------    -------------
   Total non-performing loans           $    815       $     681

Total non-performing loans as
  percentage of net loans                   .22%            .21%

Total non-performing loans as
  percentage of total assets                .14%            .11%


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------
The Company's primary sources of funds are deposits, principal and interest payments on loans and mortgage-backed securities, and funds provided by other operations. While scheduled loan and mortgage-backed securities repayments and maturities of short-term investments are a relatively predictable source of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions, competition and the restructuring occurring in the banking industry.

Current OTS regulations require the Bank to maintain cash and eligible investments in an amount equal to at least 5% of customers' accounts and short term borrowings to assure its ability to meet demands for withdrawals and repayments of short term borrowings. As of September 30, 1996 and December 31, 1995, the Bank's liquidity ratio was 7% and 5%, respectively.

The Company's cash flows are a result of three principal activities: operating activities, investing activities and financing activities.
Net cash received in operating activities, primarily interest on loans and investments, less interest paid on deposits and borrowed funds, was $3.9 million for the nine months ended September 30, 1996. Net cash received in investing activities was $.4 million for the nine months ended September 30, 1996. Security sales and maturities generated $157.7 million while principal payments on mortgage-backed and related securities amounted to $37.9 million. Purchases of investment securities and mortgage-backed securities were $160.4 million, and loan originations, net of principal payments, were $32.2 million for the nine month period. Net cash used in financing activities amounted to $21.8 million for the nine months ended September 30, 1996, and was accounted for mostly by the decrease in deposits, partially offset by net increases in Federal Home Loan Bank ("FHLB") advances and other borrowings.

The Company uses its liquidity to meet its ongoing commitments to fund maturing certificates of deposit and deposit withdrawals, repay borrowings, fund existing and continuing loan commitments, and pay operating expenses. At September 30, 1996, the Company had commitments to originate loans totaling $14.3 million, and its customers had approved but unused lines of credit totaling $64.2 million. The Company considers its liquidity and capital resources to be adequate to meet its foreseeable short and long-term needs. The Company expects to be able to fund or refinance, on a timely basis, its material commitments and long-term liabilities.

At September 30, 1996, the Bank had core and tangible capital of $46.6 million or 7.8% of adjusted total assets, which was approximately $28.6 million and $37.6 million above the minimum capital requirements in effect on that date of 3.0% and 1.5%, respectively, of adjusted total assets. On September 30, 1996, the Bank had total risk-based capital of $47.9 million (including $46.6 million in core capital), or 17.4% of risk-weighted assets of $275.1 million. This amount was approximately $25.9 million above the 8.0% total risk-based capital requirement in effect on that date.

SELECTED RATIOS
---------------
(unaudited)                       THREE MONTHS ENDED  NINE MONTHS ENDED
                                  SEPT 30,  SEPT 30,  SEPT 30,  SEPT 30,
                                    1996      1995      1996      1995
                                  --------------------------------------

Annualized Return on Avg. Equity -9.45% 7.13% 2.38% 5.03% Annualized ROE before SAIF
   special assessment               5.49%     7.13%     7.19%    5.03%
Annualized Return on Avg. Assets -0.80% 0.71% 0.21% 0.52% Annualized ROA before SAIF
   special assessment               0.46%     0.71%     0.64%    0.52%

Book Value per Share              $15.76    $15.81    $15.76   $15.81
Tangible Book Value per Share     $15.23    $15.13    $15.23   $15.13
Closing Market Price per Share    $16.50    $13.75    $16.50   $13.75

Earnings per Primary Share       ($  .35)   $  .20    $  .27   $  .50
EPS before SAIF special
   assessment                     $  .20    $  .20    $  .83   $  .50

Net Interest Margin                 2.16%     2.55%     2.07%    2.67%
Non-Performing Assets to Total
   Assets at End of Period          0.14%     0.08%     0.14%    0.08%
Ratio of Operating Exp. to Avg.
   Total Assets, Annualized         3.54%     1.64%     2.65%    1.91%
Ratio of Oprtng. Exp. to Avg. Total
   Assets before SAIF assessment 1.59% 1.64% 1.70% 1.91% Ratio of Net Int. Inc. to Non-Int.
   Expense, Annualized               .60x     1.59x      .86x    1.35x
Ratio of Net Int. Inc. to Non-Int.
   Expense before SAIF assessment   1.33x     1.59x     1.19x    1.35x

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1996 AND
------------------------------------------------------------------------
1995
----

GENERAL. For the three months ended September 30, 1996, the Company recorded a net loss of $1,257,000 compared to net income of $824,000 for the three months ended September 30, 1995. During the third quarter of 1996, the special assessment to recapitalize the SAIF was recorded in the amount of $3,070,000, pre tax. Without the effect of this item, net income for the three months ended September 30, 1996 would have been $731,000, a decrease of $93,000, or 11% compared to the same quarter of 1995. This was primarily the result of a decrease in net interest income after provision for possible loan losses of $349,000, partially offset by an increase in non-interest income of $159,000, and a decrease in taxes of $132,000 (prior to the tax effect on the non-recurring item). Earnings for the period were reduced as a result of the restructuring of the balance sheet, which resulted in a yield reduction as 15 and 30-year fixed rate investments were replaced by adjustable rate securities. Management intends to move into higher yielding loan products over time, with the goal of increasing net interest margin.
The average net interest rate spread for the three month period ended September 30, 1996 was 1.70% compared to 2.06% for the same period in 1995.

INTEREST INCOME. Interest income increased by $.5 million or 5.1% to $11,034,000 for the three month period ended September 30, 1996 as compared to $10,497,000 for the same period in 1995, even though the yield on average earning assets decreased 45 basis points to 7.15% for the quarter ended September 30, 1996 as compared to a 7.60% yield for the same period in 1995. Contributing to the decrease in yield was the restructuring of the balance sheet, which resulted in a greater amount of adjustable rate mortgage-backed securities, that carried a lower yield when purchased, as compared to last year. These securities will gradually be converted to higher yielding loans. As discussed above, the Bank has started a new Commercial Lending Department, and it is expected that these types of loans will become an increasing portion of the total loan portfolio.

INTEREST EXPENSE. Interest expense increased by $.7 million or 10.6% to $7,697,000 for the three month period ended September 30, 1996 as compared to $6,961,000 for the same period in 1995. This was primarily the result of an increase in the average amount of FHLB advances and borrowed funds, from $43.5 million for the third quarter of 1995, to $123.3 for the third quarter of 1996. The cost of total interest-bearing liabilities for the three months ended September 30, 1996 was 5.45% compared to 5.54% for the three months ended September 30, 1995, a decrease of 9 basis points.

Interest on deposits decreased $.4 million, from $6.3 million for the third quarter of 1995, to $5.9 million for the same quarter of 1996. Most of this decrease in cost resulted from a lower average deposit balance, particularly in long-term certificates of deposit.

Interest expense on FHLB advances and borrowed funds was $707,000 for the third quarter of 1995, compared to $1.8 million for the third quarter of 1996, an increase of $1.1 million. While the rates paid on borrowed funds have declined since last year, average balances were higher due to management's reliance on non-deposit borrowings until the SAIF insurance fund recapitalization issue was resolved by Congress.

PROVISION FOR POSSIBLE LOAN LOSSES. The provision for possible loan losses totaled $300,000 for the three months ended September 30, 1996 compared to $150,000 for the three months ended September 30, 1995.
This increase resulted from a decision by management to increase the loan loss allowance in light of recent higher write-off experience, particularly on credit cards. The Company, and the banking industry as a whole, is beginning to see more credit card charge-offs resulting from personal bankruptcies. For the quarter ended September 30, 1996, 52% of all of the Company's charge-offs were related to personal bankruptcies. Management regularly conducts a review of its loan portfolio, write-off experience and adequacy of allowance.

LOAN LOSS ALLOWANCE ANALYSIS. The following table sets forth an analysis of the Company's allowance for possible loan losses for the
periods indicated.                          Three Months Ended
                                         Sept. 30,     Sept. 30,
                                           1996           1995
                                         ---------     ---------
                                          (Dollars in Thousands)
Balance at beginning of period           $   1,254     $   1,354
Charge-offs:
  One-to-four family                           -0-           -0-
  Consumer                                     251           161
                                         ---------     ---------
    Total                                      251           161
                                         ---------     ---------

Recoveries:
  One-to-four family                           -0-           -0-
  Consumer                                      60            37
                                         ---------     ---------
    Total                                       60            37
                                         ---------     ---------

Net charge-offs                                191           124
Additions charged to
  operations                                   300           150
                                         ---------     ---------
Balance at end of period                 $   1,363     $   1,380

Ratio of net charge-offs during
  the period to average loans
  outstanding during the period              0.05%         0.04%

Ratio of allowance to non-
  performing loans                           1.67x         2.90x

NET INTEREST INCOME AFTER PROVISION FOR POSSIBLE LOAN LOSSES. Net interest income after provision for possible loan losses decreased by $349,000 or 10.3% to $3,037,000 for the three month period ended September 30, 1996 as compared to $3,386,000 for the three month period ended September 30, 1995.

NON-INTEREST INCOME. Non-interest income increased by $159,000 or 43.3% to $526,000 for the three month period ended September 30, 1996 as compared to $367,000 for the same period in 1995. Most of this increase was attributable to recognition of loan servicing fees, which increased $88,000 or 92.6%, and insurance and annuity commissions which increased $46,000 or 131.4% from the same period in 1995. In addition, gain on the sale of securities for the third quarter of 1996 was $54,000, and there were no sales in the third quarter of 1995.

NON-INTEREST EXPENSE. Non-interest expense was $5,573,000 for the quarter ended September 30, 1996, compared to $2,468,000 for the same period in 1995, an increase of $3,105,000 or 125.8%. In the current quarter, a non-recurring expense was recorded for $3,070,000, pre-tax, for the estimated amount due for the one-time assessment to recapitalize the SAIF insurance fund. Without giving consideration to this item, non-interest expense increased slightly, by $35,000 or 1.4% from the third quarter of 1995. Management expects a reduction in the annual deposit insurance premiums of approximately $750,000 beginning in 1997.

INCOME TAX EXPENSE. Income tax expense decreased $1,214,000 or 263.3%, to ($753,000) for the quarter ended September 30, 1996, compared to $461,000 for the same period in 1995, due to the effects of the SAIF special assessment.


RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996 AND
----------------------------------------------------------------------
1995
----

GENERAL. Net income for the nine months ended September 30, 1996 was $984,000 compared to $2,161,000 for the nine months ended September 30, 1995, a decrease of $1,177,000 or 54.5%. This decrease included the one-time special assessment to recapitalize the SAIF insurance fund which was recorded in the third quarter of 1996 in the amount of $3,070,000, pre-tax, and a non-recurring expense recorded in the second quarter of 1996 in the amount of $148,331, less related taxes. This latter amount represented the final unfunded liability as a result of the termination of the Defined Benefit Plan. These non-recurring charges were offset by net gains on the sales of securities of approximately $2.5 million, or $1.5 million after related taxes, recorded during the first quarter of 1996.

In the second quarter of 1995, there were two non-recurring items recorded. They were $271,174 for the estimated unfunded liability of the Defined Benefit Plan, and $123,540 for compensation to former officers, less related taxes. The amount recorded in 1996 for the Defined Benefit Plan was significantly higher than anticipated due to a decrease in interest rates between the termination announcement date of

January 5, 1995, and the date the final distribution was made on May 29, 1996.

Without the effect of these non-recurring items, net income for the nine months ended September 30, 1996 would be $3,063,000, compared to $2,418,000 for the same period of 1995, an increase of $645,000, or 26.7%. This is primarily the result of gains on the sales of securities and increases in other non-interest income of $2,874,000, offset by a decrease in net interest income after provision for possible loan losses of $1,720,000, an increase in non-interest expenses of $160,000 (prior to the non-recurring items in both years as discussed above,) and an increase in taxes of $349,000 (prior to the tax effect on the non-recurring items).

Earnings for the period were reduced as a result of the restructuring of the balance sheet, which resulted in a yield reduction as 15 and 30-year fixed rate investments were replaced by adjustable rate products.
Management intends to move into higher yielding loan products over time, thereby increasing net interest margin.

INTEREST INCOME. Interest income increased by $2.1 million or 7.1% to $32,219,000 for the nine month period ended September 30, 1996 as compared to $30,078,000 for the same period in 1995, even though the yield on average earning assets decreased 35 basis points to 7.08% for the first nine months of 1996, as compared to a 7.43% yield for the same period in 1995. Contributing to the decrease in yield was the restructuring of the balance sheet, which resulted in a greater amount of adjustable rate mortgage-backed securities as compared to last year. These securities will gradually be converted to higher yielding loans. As discussed previously, the Bank has started a new Commercial Lending Department, and it is expected that these types of loans will become an increasing portion of the total loan portfolio.

INTEREST EXPENSE. Interest expense increased by $3.5 million or 18.0% to $22,781,000 for the nine month period ended September 30, 1996 as compared to $19,302,000 for the same period in 1995. This increase can be attributed to two factors. The first factor is the special 7.8% Certificate of Deposit promotion, which was held in March of 1995 and affected the second and third quarters of 1995, but only a small portion of the first quarter of 1995. The other factor was an increase in the average amount of borrowed money, from $40.2 million for the first nine months of 1995, to $107.6 for the same period of 1996. The cost of total interest-bearing liabilities for the nine months ended September 30, 1996 was 5.50% compared to 5.33% for the nine months ended September 30, 1995, an increase of 17 basis points.

Interest on deposits increased $.6 million, from $17.4 million for the first nine months of 1995, to $18.0 million for the first nine months of 1996. This increase was primarily the result of the March of 1995 certificate of deposit promotion.

Interest expense on FHLB advances and borrowed funds was $1.9 million for the nine months ended September 30, 1995 compared to $4.7 million for the same period in 1996, an increase of $2.8 million or 147.4%. While the rates paid on borrowed funds have declined since last year, the volume of borrowed money increased due to management's reliance on non-deposit borrowings until the SAIF insurance fund recapitalization issue was resolved by Congress.

PROVISION FOR POSSIBLE LOAN LOSSES. The provision for possible loan losses totaled $832,000 for the nine months ended September 30, 1996 compared to $450,000 for the nine months ended September 30, 1995. Of this $382,000, or 84.9% increase, $52,000 was related to new commercial real estate loans, for which the Company establishes a provision for possible losses at the time the loans are recorded. The balance of this increase resulted from a decision by management to increase the loan loss allowance in light of recent higher write-off experience, particularly on credit cards. The Bank, and the banking industry as a whole, is beginning to see more credit card charge-offs resulting from personal bankruptcies. For the nine months ended September 30, 1996, 41% of all of the charge-offs experienced by the Company were related to personal bankruptcies. Management regularly conducts a review of its loan portfolio, write-off experience and adequacy of allowance.

LOAN LOSS ALLOWANCE ANALYSIS. The following table sets forth an analysis of the Company's allowance for possible loan losses for the
periods indicated.                           Nine Months Ended
                                         Sept. 30,     Sept. 30,
                                           1996           1995
                                         ---------     ---------
                                          (Dollars in Thousands)
Balance at beginning of period           $   1,379     $   1,520
Charge-offs:
  One-to-four family                           -0-           -0-
  Consumer                                     976           672
                                         ---------     ---------
    Total                                      976           672
                                         ---------     ---------

Recoveries:
  One-to-four family                           -0-           -0-
  Consumer                                     128            81
                                         ---------     ---------
    Total                                      128            81
                                         ---------     ---------

Net charge-offs                                848           591
Additions charged to
  operations                                   832           450
                                         ---------     ---------
Balance at end of period                 $   1,363     $   1,379

Ratio of net charge-offs during
  the period to average loans
  outstanding during the period              0.25%         0.16%

Ratio of allowance to non-
  performing loans                           1.67x         2.90x

NET INTEREST INCOME AFTER PROVISION FOR POSSIBLE LOAN LOSSES. Net interest income after provision for possible loan losses decreased by $1,720,000 or 16.7% to $8,606,000 for the nine month period ended September 30, 1996 as compared to $10,326,000 for the nine month period ended September 30, 1995. The average net interest rate spread for the nine months ended September 30, 1996 was 1.58% compared to 2.11% for the same period in 1995.

NON-INTEREST INCOME. Non-interest income increased by $374,000 or 40.8% to $1,291,000 for the nine month period ended September 30, 1996 as compared to $917,000 for the same period in 1995, prior to net gains on the sale of securities from the first quarter of 1996 of $2,500,000.
The six months ended June 30, 1995 produced a net loss on the sale of securities of $52,000. Most of the balance of the increase in non-interest income was attributable to recognition of loan servicing fees, which increased $239,000 or 72.6%, and insurance and annuity commissions, which increased $79,000 or 94.1% from the same period in 1995. Deposit related fees and charges also increased $47,000 or 12.8%, as there has been a general increase in fees charged for various Bank services since last year.

NON-INTEREST EXPENSE. Non-interest expense was $10,980,000 for the nine months ended September 30, 1996, compared to $7,997,000 for the same period in 1995, an increase of $2,983,000 or 37.3%. In 1995, there were two non-recurring items recorded. They were $271,174 for the estimated unfunded liability of the Defined Benefit Plan, and $123,540 for compensation to former officers, less related taxes. During the second quarter of 1996, a non-recurring expense was recorded for $148,331, representing the final unfunded liability as a result of the termination of the Defined Benefit Plan. The final determination was significantly higher than anticipated due to a decrease in interest rates between the termination announcement date of January 5, 1995, and the date the final distribution was made on May 29, 1996. In the third quarter of 1996, $3,070,000 was recorded for the estimated one-time assessment to recapitalize the SAIF insurance fund, at 65.7 basis points. Without giving consideration to these items, non-interest expense increased $160,000 or 2.1%, from $7,602,000 for the first nine months of 1995, to $7,762,000 for the same period of 1996. Most of this increase can be attributed to the operation of the Schaumburg location, opened in March of 1995.

INCOME TAX EXPENSE. Income tax expense decreased $652,000 or 60.1%, to $433,000 for the nine months ended September 30, 1996, compared to $1,085,000 for the same period in 1995, due to the decrease in income as a result of the SAIF special assessment.

CHANGE IN ACCOUNTING PRINCIPLES AND OTHER REGULATORY ISSUES
-----------------------------------------------------------

SFAS No. 122

On May 12, 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 122 ("SFAS 122"), "Accounting for Mortgage Servicing Rights." This statement provides for capitalization of Mortgage Servicing Rights ("MSRs") when mortgage loans (whether originated or purchased) are subsequently sold with the MSRs retained. The statement applies to MSRs resulting from mortgage loans only, and is effective for fiscal years which began after December 15, 1995. Management anticipates that this statement will not have a material impact on the Company's earnings or financial condition.

SFAS No. 123

In October of 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 123 (SFAS 123) "Accounting for Stock Based Compensation." SFAS 123 encourages entities to use a fair value based method to account for stock based compensation plans. If such a fair value method is not adopted, entities must disclose the proforma effect on net income and on earnings per share had the accounting been adopted. The statement applies to years beginning after December 15, 1995, and management anticipates that it will not have a material effect on the Company.

SFAS No. 125

In June of 1996, the Financial Accounting Standards Board released Statement of Financial Accounting Standard No. 125 (SFAS 125) "Accounting for Transfers and Extinguishments of Liabilities." SFAS 125 provides accounting and reporting standards for transfers and servicing of financial assets and extinguishmment of liabilities. SFAS applies after December 31, 1996 and early or retroactive application is not permitted. Management anticipates that this statement will not have a material effect on the Company.


RECENT REGULATORY DEVELOPMENTS
------------------------------

On September 30, 1996, President Clinton signed into law the "Economic Growth and Regulatory Paperwork Reduction Act of 1996" (the "Regulatory Reduction Act"). Subtitle G of the Regulatory Reduction Act consists of the "Deposit Insurance Funds Act of 1996" (the "DIFA"). The DIFA provides for a one-time special assessment on each depository institution holding deposits as of March 31, 1995, which are subject to assessment by the FDIC for the Savings Association Insurance Fund (the "SAIF") in an amount which, in the aggregate, will increase the designated reserve ratio of the SAIF (i.e., the ratio of the insurance reserves of the SAIF to total SAIF-insured deposits) to 1.25% on October 1, 1996. Subject to certain exceptions, the special assessment is payable in full on November 27, 1996. As a SAIF member, the Bank is subject to the special assessment.

On October 8, 1996, the FDIC adopted a final regulation implementing the SAIF special assessment. In that regulation, the FDIC set the special assessment rate at .657% of SAIF-assessable deposits held on March 31, 1995. The FDIC has notified the Bank that the dollar amount of the special assessment payable by the Bank is estimated to be $3,070,000.
As a result, the Bank has taken a charge against earnings for the quarter ended September 30, 1996, in the amount of $3,070,000. As discussed below, however, the recapitalization of the SAIF resulting from the special assessment should significantly reduce the Bank's ongoing deposit insurance expense.

In light of the recapitalization of the SAIF pursuant to the special assessment authorized by the DIFA, the FDIC, on October 8, 1996, issued a proposed rule that would reduce regular semi-annual SAIF assessments from the current range of .23% - .31% of deposits to a range of 0% -
 .27% of deposits. Under the proposal, the new rates would be effective for the Bank on January 1, 1997. From October 1, 1996 through December 31, 1996, SAIF-assessable institutions, such as the Bank would, under the proposal, be assessed at rates ranging from .18% - .27% of deposits which represents the amount the FDIC calculates as necessary to cover the interest due for that period on outstanding obligations of the Financing Corporation (the "FICO"), discussed below. Because SAIF-assessable institutions have already been assessed at current rates (i.e., .23% - .31% of deposits) for the semi-annual period ending December 31, 1996, the proposal contemplates that the FDIC will refund the amount collected from such institutions for the period from October 1, 1996 through December 31, 1996 which exceeds the amount due for that period under the reduced assessment schedule. Assuming the proposal is adopted as proposed, and assuming the Bank retains its current risk classification under the FDIC's risk-based assessment system, the deposit insurance assessments payable by the Bank will be reduced significantly effective January 1, 1997, to the same level currently paid by the Bank's BIF-member competitors.

The DIFA also provides for a merger of the BIF and SAIF on January 1, 1999. To facilitate the merger of the BIF and SAIF, the DIFA directs the Treasury Department to conduct a study on the development of a common charter and to submit a report, along with appropriate legislative recommendations, to the Congress by March 31, 1997.

In addition to the DIFA, the Regulatory Reduction Act includes a number of statutory changes designed to eliminate duplicative, redundant or unnecessary regulatory requirements. Further, the Regulatory Reduction Act removes the percentage of assets limitations on the aggregate amount of credit card and education loans that may be made by a savings association, such as the Bank; increases from 10% to 20% of total assets the aggregate amount of commercial loans that a savings association may make, provided that any amount in excess of 10% of total assets represents small business loans; allows education, small business and credit card loans to be counted in full in determining a savings association's compliance with the qualified thrift lender ("QTL") test; and provides that a savings association may be deemed to meet the

QTL test if is qualifies as a domestic building and loan association under the Internal Revenue Code. The Regulatory Reduction Act also clarifies the liability of a financial institution when acting as a lender or in a fiduciary capacity, under the federal environmental clean-up laws. Although the full impact of the Regulatory Reduction Act on the operations of the Company and the Bank cannot be determined at this time, management believes that the legislation will reduce compliance costs to some extent and allow the Company and the Bank somewhat greater operating flexibility.

On August 10, 1996, President Clinton signed into law the Small Business Job Protection Act of 1996 (the "Job Protection Act"). Among other things, the Job Protection Act eliminates the percent-of-taxable-income ("PTI") method for computing additions to a savings association's tax bad debt reserves for tax years beginning after December 31, 1995, and requires all savings associations that have used the PTI method to recapture, over a six year period, all or a portion of their tax bad debt reserves added since the last taxable year beginning before January 1, 1988. The Job Protection Act allows a savings association to postpone the recapture of bad debt reserves for up to two years if the institution meets a minimum level of mortgage lending activity during those years. The Bank believes that it will engage in sufficient mortgage lending activity during 1996 and 1997 to be able to postpone any recapture of its bad debt reserves until 1998. As a result of these provisions of the Job Protection Act, the Bank will determine additions to its tax bad debt reserves using the same method as a commercial bank of comparable size, and, if the Bank were to decide to convert to a commercial bank charter, the changes in the tax bad debt recapture rules enacted in the Job Protection Act should make such conversion less costly.

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

         None

ITEM 5.  OTHER INFORMATION

         None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         EXHIBITS
         27.1 Financial Date Schedule

         REPORTS ON FORM 8-K
             A report on Form 8-K was filed on August 27, 1996, to report under Item 5 that the Company completed a stock repurchase program, announced a new stock repurchase program, and declared a regular quarterly dividend to the stockholders of FirstFed Bancshares, Inc. Common Stock.

                                 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          FIRSTFED BANCSHARES, INC.


Date: November 14, 1996              By: /s/ Larry G. Gillie
      -----------------                 ---------------------------
                                             Larry G. Gillie
                                             President and
                                             Chief Executive Officer


Date: November 14, 1996              By: /s/ Paul A. Larsen
      -----------------                 ---------------------------
                                             Paul A. Larsen
                                             Senior Vice President,
                                             Treasurer and
                                             Chief Financial Officer