Form 10-K
period 1996-12-31
FIRSTFED BANCSHARES INC
filed 1997-03-20
CIK 885694

                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549
                      ------------------------------

                               FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [Fee Required]
      For the fiscal year ended December 31, 1996
OR
[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934 [No Fee Required]
      For the transition period from _______ to _______


                      Commission File Number 0-20160

                      ------------------------------

                        FIRSTFED BANCSHARES, INC.
          (Exact name of Registrant as specified in its charter)

           Delaware                                   36-3820609
(State or other jurisdiction of                   (I.R.S. Employer
 incorporation or organization)                 Identification Number)

     749 Lee Street, Des Plaines, Illinois               60016
     Address of principal executive offices)           (Zip Code)

  Registrant's telephone number, including area code: (847) 294-6500

      Securities Registered Pursuant to Section 12(b) of the Act:

                                         Name of Each Exchange
            Title of Each Class           on which Registered
            -------------------          ---------------------
                   NONE                            NONE

      Securities Registered Pursuant to Section 12(g) of the Act:
            Common Stock, par value $.01 per share
            --------------------------------------
                           (Title of Class)

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such requirements for the past 90 days.
                     YES --X--        NO -----

    Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ x ]


The index to exhibits is located on page 85 of 93 total sequentially numbered pages.

As of March 5, 1997, the Registrant had issued and outstanding 3,406,616 shares of the Registrant's Common Stock. In addition, it had also repurchased 377,510 shares which were being held as treasury stock. The aggregate market value of the voting stock held by non-affiliates of the Registrant as of March 5, 1997, was $10,303,328.*





                     DOCUMENTS INCORPORATED BY REFERENCE
                     -----------------------------------

    PART III of Form 10-K--Portions of the Proxy Statement for the 1997 Annual Meeting of Stockholders.







































* Based on the closing price of the Registrant's Common Stock on March 5, 1997, and reports of beneficial ownership filed by directors and executive officers of Registrant and by beneficial owners of more than 5% of the outstanding shares of Common Stock of Registrant; however, such determination of shares owned by affiliates does not constitute an admission of affiliate status or beneficial interest in shares of Registrant's Common Stock.

                        FIRSTFED BANCSHARES, INC.

                     1996 ANNUAL REPORT ON FORM 10-K

                            Table of Contents
                                                                 Page
                                                                Number
                                                                ------
                                 PART I

Item 1.    Business                                                4

Item 2.    Properties                                             35

Item 3.    Legal Proceedings                                      35

Item 4.    Submission of Matters to a Vote of Security Holders    36

                                 PART II

Item 5.    Market for the Registrant's Common Stock and Related
           Security Holder Matters                                36

Item 6.    Selected Financial Data                                38

Item 7.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations                    40

Item 8.    Consolidated Financial Statements                      55

Item 9.    Changes in and Disagreements With Accountants on
           Accounting and Financial Disclosure                    81

                                 PART III

Item 10.   Directors and Executive Officers of the Registrant     81

Item 11.   Executive Compensation                                 81

Item 12.   Security Ownership of Certain Beneficial Owners and
           Management                                             81

Item 13.   Certain Relationships and Related Transactions         81

                                 PART IV

Item 14.   Exhibits, Financial Statement Schedules, and
           Reports on 8-K                                         82

SIGNATURES                                                        83

                                  PART I
                                  ------
Item 1.    BUSINESS
-------------------
                                THE COMPANY

GENERAL
=======

    FirstFed Bancshares, Inc., a Delaware corporation (the "Company"), is a thrift holding company registered under the Home Owner's Loan Act, as amended (the "HOLA"). The Company's operating subsidiary is First Federal Bank, a federally chartered thrift (the "Bank"). The Bank's subsidiary service corporation, First Insurance Agency, Inc., an Illinois corporation ("FIA"), engages in the business of selling annuities, insurance products and complete brokerage services. The Company was organized in 1992, in connection with the Bank's conversion from the mutual to the stock form of organization (the "Conversion") which was completed on June 30, 1992. As part of the Conversion, the Company issued 3,220,000 shares of its common stock, $.01 par value per share (the "Common Stock"), at a price of $10.00 per share, pre-split. The Company's Common Stock is quoted on the Nasdaq National Market System under the symbol "FFDP".

    The Bank is the Company's only financial institution subsidiary and was initially chartered as a federally chartered savings and loan association in 1934. The Bank changed its name to First Federal Bank in 1990. All references to the Company include the Bank and its subsidiary, FIA, unless otherwise indicated, except that references to the Company at or before June 30, 1992 refer to the Bank and FIA on a consolidated basis.

    The Company and the Bank are subject to comprehensive regulation, examination and supervision by the Office of Thrift Supervision (the "OTS") and the Federal Deposit Insurance Corporation (the "FDIC"). The Bank is a member of the Federal Home Loan Bank System (the "FHLB") and its deposits are insured by the Savings Association Insurance Fund ("SAIF") to the maximum extent permitted by the FDIC.

    The Company engages in a general full service retail banking business and offers a broad variety of consumer and commercial oriented products and services to customers in its primary market area. The Company is principally engaged in the business of attracting deposits from the general public and originating mortgage loans and commercial loans in its primary market area. The Company also originates consumer loans and in addition, invests in mortgage-backed and related securities, investment securities and marketable equity securities. Finally, the Company offers, on an agency basis through FIA, annuities, insurance products and complete brokerage services to its customers.

    The Company's income is derived from interest on loans, mortgage-backed and related securities and other securities, service charges and loan origination fees, loan servicing fees and proceeds from the sale, through FIA, of annuity and insurance products. The Company's operations are materially affected by general economic conditions, the monetary and fiscal policies of the federal government and the policies of the various regulatory authorities, including the OTS and the Board of Governors of the Federal Reserve System. Its results of operations are largely dependent upon its net interest income, which is the difference between the interest it receives on its loan and investment securities portfolios and the interest it pays on its deposit accounts and borrowed money.

    The Company's corporate headquarters are located at 749 Lee Street, Des Plaines, Illinois. The Company's telephone number is (847) 294-6500.


MARKET AREA
===========

    The Company's main office and a drive-up facility are located in downtown Des Plaines, Illinois. Des Plaines is a mature suburban Chicago community which had a population of approximately 53,200 in 1990. Des Plaines is located approximately 20 miles from downtown Chicago and five miles north of Chicago's O'Hare airport.

    In March, 1994, the Company established its first branch office in Arlington Heights, Illinois, through the acquisition from the Resolution Trust Corporation of the deposits and office building of the Arlington Heights branch of the former Irving Federal Bank, F.S.B. Arlington Heights is a suburban Chicago community located approximately 10 miles northwest of Des Plaines. Based on the 1990 census, it had a population of approximately 75,500.

    On March 2, 1995, the Company opened its third full-service office in Schaumburg, Illinois. Schaumburg is a relatively young suburb, and has seen rapid growth although this has slowed somewhat recently. It is located approximately 16 miles southwest of Arlington Heights and approximately 22 miles west of Des Plaines. Schaumburg had a population of 68,586 in 1990.

    Des Plaines and parts of the surrounding contiguous communities such as Park Ridge, Niles and Mount Prospect have historically constituted the Company's primary market area. However, with the establishment of the two new offices by the Company, the market area has expanded into several other suburbs such as Arlington Heights, Prospect Heights, Buffalo Grove, Schaumburg and Hoffman Estates. These suburban areas are characterized by single-family residences, apartment buildings, several regional shopping centers and light industry. These demographics provide the Company with diverse opportunities for commercial lending, which became a focus of the Bank in 1996. In addition, many of the residents of the Company's primary market area consist of professional or "white collar" workers who commute into Chicago or engage in local retail trade, although a significant number of residents in the farther outlying suburbs, such as Schaumburg, work in that community at jobs in the service sector. The Company's success as a home mortgage lender has been due, in part, to its market area's favorable population, housing and income demographics.


SAFE HARBOR STATEMENT
=====================

    This report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Reform Act of 1995, and is including this statement for purposes of these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Company, are generally identifiable by use of the words "believe," "expect," "intend," "anticipate," "estimate,"

"project" or similar expressions. The Company's ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse affect on the operations and future prospects of the Company and the subsidiaries include, but are not limited to, changes in: interest rates, general economic conditions, legislative/regulatory changes, monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board, the quality or composition of the loan or investment portfolios, demand for loan products, deposit flows, competition, demand for financial services in the Company's market area and accounting principles, policies and guidelines. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Further information concerning the Company and its business, including additional factors that could materially affect the Company's financial results, is included in the Company's filings with the Securities and Exchange Commission.


LENDING ACTIVITIES
==================

GENERAL
-------

    The principal lending activity of the Bank historically has been originating first mortgage loans for its portfolio, secured by owner occupied one- to four-family residential properties located in its primary market area. The Bank also offers a wide selection of consumer loans. Beginning late in 1995, and continuing into 1996, the Bank began a major balance sheet restructuring project. The Bank is evolving into a full-service commercial bank, offering loans on multi-family residences, commercial loans, commercial real estate loans and purchasing investment grade commercial leases. This type of lending will be the major focus of the Bank going forward.

    As part of the balance sheet restructuring project, in 1995 the Bank securitized $116 million of fixed rate portfolio loans with the Federal Home Loan Mortgage Corporation ("FHLMC.") These loans were then classified as securities available-for-sale. At the end of 1996, the Bank securitized $61 million of fixed rate and balloon portfolio loans with FHLMC. These loans were classified as securities available-for-sale at December 31, 1996. At December 31, 1996, included in one-to-four family real estate loans were $10.1 million of loans held for securitization. During 1997, management believes that the trend of securitizing loans will be reduced as the remaining portfolio contains only $29.9 million of conforming loans, (based on current FHLMC guidelines), of which only $10.1 million are securitizable at December 31, 1996. If liquidity needs dictate, management may sell these securities in 1997, in order to originate higher yielding commercial and consumer loans. The Company also invests in mortgage-backed and related securities to supplement its lending activities and to assist in asset/liability management.

    LOAN PORTFOLIO  The following table outlines the composition of the
    COMPOSITION     Company's loan portfolio in dollar amounts and in
                    percentages as of the dates indicated:

                                                                   December 31,
                               ---------------------------------------------------------------------------------------
                                    1996              1995              1994             1993               1992
                               ---------------   ---------------   --------------    --------------    ---------------
                               AMOUNT  PERCENT   AMOUNT  PERCENT   AMOUNT  PERCENT   AMOUNT  PERCENT   AMOUNT  PERCENT
                               ------  -------   ------  -------   ------  -------   ------  -------   ------  -------
                                                                (Dollars in Thousands)
Real Estate Loans
   One-to-four family (1)     $251,831  74.21%  $275,570  83.04%  $297,682  85.16%  $219,836  88.49%  $207,434  90.30%
   Multi-family                    995    .29        177   0.06        226   0.06        259   0.10        340   0.15
   Commercial Real Estate       22,516   6.64      2,200   0.66        ---     --        ---     --         56   0.02
                              -------- -------  -------- -------  -------- -------  -------- -------  -------- -------
      Total real estate loans  275,342  81.14    277,947  83.76    297,908  85.22    220,095  88.59    207,830  90.47
                              -------- -------  -------- -------  -------- -------  -------- -------  -------- -------

Commercial Loans                    58    .02        ---    ---        ---    ---        ---    ---        ---    ---

Commercial Leases                7,053   2.08        ---    ---        ---    ---        ---    ---        ---    ---

Consumer Loans
   Automobile                   21,802   6.42     18,618   5.61     17,192   4.93     11,686   4.70     12,217   5.33
   Home equity                  18,328   5.40     15,909   4.79     13.537   3.87      8,213   3.31      2,897   1.26
   Credit card                  15,812   4.66     18,289   5.51     19,930   5.70      6,940   2.80      3,547   1.54
   Deposit account                 331    .10        498   0.15        323   0.09        291   0.12        356   0.15
   Home improvement                242    .07        414   0.13        674   0.19      1,195   0.48      2,869   1.25
   Other loans                     385    .11        179   0.05        ---     --        ---     --        ---     --
                              -------- -------  -------- -------  -------- -------  -------- -------  -------- -------
      Total consumer loans      56,900  16.76     53,907  16.24     51,656  14.78     28,325  11.41     21,886   9.53
                              -------- -------  -------- -------  -------- -------  -------- -------  -------- -------
      Total loans              339,353 100.00%   331,854 100.00%   349,564 100.00%   248,420 100.00%   229,716 100.00%
                                       =======           =======           =======           =======           =======
   Net deferred costs / (fees)     616               542            (1,084)           (2,235)           (3,430)
                              --------          --------          --------          --------          --------
   Total loans receivable     $339,969          $332,396          $348,480          $246,185          $226,286
                              ========          ========          ========          ========          ========

(1) Includes loans held for securitization in the amount of $10.1 million at December 31, 1996.

The following table shows the composition of the Company's loan portfolio by fixed and adjustable rate at the dates indicated:

                                                                   December 31,
                               ---------------------------------------------------------------------------------------
                                    1996              1995              1994              1993             1992
                               ---------------   ---------------   --------------    --------------    ---------------
                               AMOUNT  PERCENT   AMOUNT  PERCENT   AMOUNT  PERCENT   AMOUNT  PERCENT   AMOUNT  PERCENT
                               ------  -------   ------  -------   ------  -------   ------  -------   ------  -------
                                                               (Dollars in Thousands)
Fixed-Rate Loans
Real Estate:
   One-to-four family (1)     $157,430  46.39%  $215,556  64.96%  $270,536  77.39%  $207,291  83.44%  $193,250  84.13%
   Multi-family                    995   0.29        177   0.06        226   0.06        259   0.10        340   0.15
   Commercial Real Estate       20,304   5.98      2,200   0.66        ---     --        ---     --         56   0.02
   Commercial Loans                 58   0.02        ---     --        ---     --        ---     --        ---     --
   Commercial Leases             7,053   2.08        ---     --        ---     --        ---     --        ---     --
                              -------- -------  -------- -------  -------- -------  -------- -------  -------- -------
      Total real estate loans  185,840  54.76    217,933  65.68    270,762  77.45    207,550  83.54    193,646  84.30
                              -------- -------  -------- -------  -------- -------  -------- -------  -------- -------
Consumer                        26,160   7.71     22,449   6.76     22,867   6.54     18,294   7.36     18,989   8.26
                              -------- -------  -------- -------  -------- -------  -------- -------  -------- -------
      Total fixed-rate loans   212,000  62.47    240,382  72.44    293,629  83.99    225,844  90.90    212,635  92.56
                              -------- -------  -------- -------  -------- -------  -------- -------  -------- -------

Adjustable-Rate Loans
   One-to-four family           94,401  27.82     60,014  18.08     27,146   7.77     12,545   5.05     14,184   6.18
   Consumer                     30,740   9.06     31,458   9.48     28,789   8.24     10,031   4.05      2,897   1.26
   Commercial Real Estate        2,212   0.65        ---     --        ---     --        ---     --        ---     --
                              -------- -------  -------- -------  -------- -------  -------- -------  -------- -------
      Total adjustable
            rate loans         127,353  37.53     91,472  27.56     55,935  16.01     22,576   9.10     17,081   7.44
                              -------- -------  -------- -------  -------- -------  -------- -------  -------- -------
      Total loans              339,353 100.00%   331,854 100.00%   349,564 100.00%   248,420 100.00%   229,716 100.00%
                                       =======           =======           =======           =======           =======
   Net deferred costs / (fees)     616               542            (1,084)           (2,235)           (3,430)
                              --------          --------          --------          --------          --------
   Total loans receivable     $339,969          $332,396          $348,480          $246,185          $226,286
                              ========          ========          ========          ========          ========

(1) Includes loans held for securitization.

The following schedule illustrates the contractual maturities of the Company's loan portfolio at December 31, 1996. Mortgages which have adjustable or floating interest rates are shown as maturing in the period during which the contract is due. The schedule does not reflect the effects of possible prepayments or enforcement of due-on-sale clauses:

                                                           (Dollars in Thousands)
                         ------------------------------------------------------------------------------------------
                            One-to-Four         Construction, Leases,
                                Family         Commercial Real Estate
                        Residential Loans (1)   and Commercial Loans       Consumer Loans              Total
                        ---------------------    ------------------      ------------------      ------------------
Coming Due                         Weighted                Weighted                Weighted                Weighted
During Years                       Average                 Average                 Average                 Average
Ending December 31,      Amount     Rate         Amount     Rate         Amount     Rate         Amount       Rate
-------------------      ------------------      ------------------      ------------------      ------------------
1997 *                   $    634   6.66%        $  1,712   9.06%        $ 17,220  10.70%        $ 19,566    10.43%
1998                        3,965   6.24            4,355   7.33            2,866   7.52           11,186     6.99
1999                        5,553   6.97            4,259   6.49            5,324   7.89           15,136     7.16
2000 and 2001              10,395   7.46            6,708   8.10           13,088   8.25           30,191     7.94
2002 to 2006               41,488   7.25              ---    ---           18,402   9.18           59,890     7.84
2007 to 2021               38,707   7.76            9,882   8.04              ---    ---           48,589     7.82
2022 and beyond           152,084   7.49            2,711   8.31              ---    ---          154,795     7.50
                         --------                --------                --------                --------

TOTAL                    $252,826   7.46%        $ 29,627   7.81%        $ 56,900   9.22%        $339,353     7.78%

* Includes demand loans, loans having no stated maturity and overdraft loans.

(1) Includes loans held for securitization and multi-family loans.

    Under the Financial Institutions Reform, Recovery, and Enforcement Act, the aggregate amount of loans that the Bank is permitted to make to any one borrower is generally limited to 15% of unimpaired capital and surplus (25% if the security for such loan has a "readily ascertainable" value, or 30% for certain residential development loans). At December 31, 1996, based on the above, the Bank's regulatory loan-to-one borrower limit was $6.7 million. On the same date, the Bank's largest loan or loan to one borrower was $6,000,000. Mortgage loans with adjustable rates due after one year totaled $165,240,000 and those with fixed rates totaled $86,952,000 as of December 31, 1996.

    All of the Company's lending activities are conducted in accordance with its written underwriting standards and its loan origination procedures. The Company is an equal opportunity lender and each year offers its Affordable Housing Program for families with a maximum household income of 115% of the median income as published by the Federal Housing Finance Board. Decisions on all loan approvals or denials are made on the basis of detailed applications and property valuations (consistent with the Company's written appraisal policy) prepared by independent appraisers. The loan applications are designed primarily to determine the borrower's ability to repay and the more significant items on the application are verified through use of credit reports, financial statements, tax returns and/or third-party confirmations.

    ONE-TO-FOUR FAMILY  The cornerstone of the Company's lending program
    RESIDENTIAL REAL    has historically been the origination of one-to-
    ESTATE LENDING      four family permanent loans, to be held in its
                        portfolio, secured by mortgages on owner-occupied
residences. In December 1996, the Company securitized $61 million of 15 and 30 year fixed-rate and balloon single family residential mortgage loans with FHLMC. The Company, depending on liquidity needs, may sell a portion of these securities in 1997. At December 31, 1996, $251.8 million, or 74.21% of the Company's loan portfolio consisted of permanent loans on one- to four-family residences. At that date, the average outstanding residential loan balance was $88,000 and the principal amount of the Company's largest outstanding residential loan was $1,090,000. Substantially all of the residential loans originated by the Company are secured by properties located in the Company's primary market area. See "Origination, Purchases and Sales of Loans."

    In order to reduce its exposure to changes in interest rates, the Company originates adjustable rate mortgages ("ARMs"), subject to market conditions and consumer preference. See "Origination, Purchases and Sales of Loans." As a result of the decline in interest rates in recent years, having the ability and the intent to offer these adjustable rate type products has enabled the Company to gain some flexibility in volatile interest rate markets. These types of loans are monitored to ensure compliance with the Company's asset/liability management goals. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Asset/Liability Management".

    The Company offers ARM loans at rates, terms and fees determined in accordance with market and competitive factors. The programs currently offered generally meet the standards and requirements of the secondary market for residential mortgage loans. The Company's current one- to four-family residential ARMs are fully amortizing loans with contractual maturities of up to 30 years. The interest rates on the ARMs originated by the Company are subject to adjustment at stated intervals and are subject to annual and lifetime adjustment limits. Most of the Company's ARMs have interest rates which are fixed for the first three, five, or seven years, and then adjust annually thereafter based on a pre-set margin above one of several cost of funds indices. The Company also originates, but to a lesser extent, ARMs which reprice every three or five years over the entire life of the loan. Most of the Company's ARMs are convertible into fixed-rate loans at the market rate at the time of conversion. The Company's delinquency experience on its ARMs has generally been similar to its experience on fixed-rate residential loans.

    The Company evaluates both the borrower's ability to make principal, interest and escrow payments and the value of the property that will secure the loan. The Company originates residential mortgage loans with loan-to-value ratios of up to 95%. On any mortgage loan exceeding an 80% loan-to-value ratio at the time of origination, the Company requires private mortgage insurance in an amount intended to reduce the Company's exposure to 80% or less of the appraised value of the underlying property.

    As of December 31, 1996, the Company had 313 residential mortgage loans with original balances in excess of $214,600 ("jumbo loans") having an aggregate balance of $89.9 million. The Company's delinquency experience on its jumbo residential loans has been similar to its experience on its other residential loans.

    The Company's residential mortgage loans customarily include due-on-sale clauses giving the Company the right to declare the loan immediately due and payable in the event that, among other things, the borrower sells or otherwise disposes of the property subject to the mortgage.


    MORTGAGE-BACKED AND  The Company has long purchased mortgage-backed
    RELATED SECURITIES   and mortgage-related securities to supplement
                         loan production.  Federal agency mortgage-backed
securities generally carry a yield approximately 50 to 100 basis points below that of the corresponding type of residential loan, and the Company's other mortgage related securities also carry lower yields, however, the Company believes they offer greater flexibility in volatile interest rate markets. The Company has also retained the servicing rights on all loans securitized with FHLMC. The Company will evaluate mortgage-backed securities purchases in the future based on its asset/liability objectives, market conditions and alternative investment opportunities.

    The Company also purchases mortgage-related securities consistent with its asset/liability management objectives. The mortgage-related securities which the Company owns are collateralized mortgage obligations, and more specifically, real estate mortgage investment conduits ("REMICs"), most of which carry a floating interest rate and have estimated average lives of from one to five years. Collateralized mortgage obligations are securities derived by reallocating cash flows from mortgage pass-through securities or from pools of mortgage loans held by a trust. No interest only, principal only, or residual interest pools are included as part of the portfolio. At December 31, 1996, the amortized cost of these securities was $2.6 million. See "Management's Discussion and Analysis of Financial Condition and Results of Operations
- Asset/Liability Management".

    The following schedule sets forth the contractual maturities of the Company's mortgage-backed and related securities at amortized cost as of December 31, 1996. All of such securities are considered available-for-sale, and include approximately $61 million of 15 and 30 year fixed-rate and balloon portfolio loans that were formerly a part of the Company's loan portfolio and were securitized with the FHLMC in December of 1996. Almost all of the mortgage-backed and related securities are anticipated to be repaid in advance of their contractual maturity as a result of projected mortgage loan prepayments.

                                                      Due In
                              -----------------------------------------------------
                                1 to 5        5 to 10       10 to 20       Over 20         Balance
                                 Years         Years         Years          Years        Outstanding
                                -------       -------       --------       -------       -----------
                                              (Dollars in Thousands)
Mortgage-Backed Securities:
   Federal Home Loan Mortgage
      Corporation               $ 5,268       $ 7,438       $37,793        $ 35,117        $ 85,616
   Government National
      Mortgage Association          ---           ---           ---           4,909           4,909
   Federal National Mortgage
      Association                   ---           ---           ---          10,428          10,428
                              -----------   -----------   -----------   ------------     ------------

                                $ 5,268       $ 7,438       $37,793        $ 50,454        $100,953
                              ===========   ===========   ===========   ============     ============


Other Mortgage-Related Securities:
   Federal Home Loan Mortgage
      Corporation MBS           $ 1,017       $   ---       $   ---        $    ---        $  1,017
   Federal National Mortgage
      Association MBS               ---           ---           ---           7,011           7,011
   Other Private Issued
      MBS                           ---           ---         1,042           1,598           2,640
                              -----------   -----------   -----------   ------------     ------------

                                $ 1,017       $   ---       $ 1,042        $  8,609        $ 10,668
                              ===========   ===========   ===========   ============     ============


    COMMERCIAL  Management of the Company has made a commitment to become
    LENDING a full service community bank. In line with this commitment, the Company has increased its originations of commercial real estate loans, commercial leases and commercial loans. Management intends to focus on this type of lending in the future.

    The commercial real estate loans and commercial loans are collateralized by property within the Company's market area. The commercial leases, which may extend beyond the Company's market area, are investment grade leases. At December 31, 1996, the Company had $29,628,000 of commercial real estate, commercial loans and commercial leases, all of which either are scheduled to be paid off or reprice within the next five years.

    Federal regulations permit federal thrift institutions to make secured or unsecured loans for commercial, corporate, business, or agricultural purposes not to exceed, in the aggregate 20% of total assets of the federal institution. However, amounts in excess of 10% of the total assets of the federal institution can only be used to generate small business loans.

   The underwriting standards used by the Company for these types of loans include a determination of the applicant's payment history, cash flow, value of collateral, and credit worthiness of the business.

    These types of loans all carry a rate substantially higher than residential mortgages, and also carry greater credit risk. During 1996, management set aside an amount equal to 2% of the loan principal balance on all commercial real estate and commercial loans in an Allowance for Possible Loan Losses account each time a loan of these types was made. Leases, being investment grade instruments, are not considered a substantial risk, therefore, no allowance for possible losses is being set up.

    Beginning in December, 1996, the 2% loss provision was spread over the lesser of five years, the maturity of the loan, or the first repricing period of the loan, to better match the interest income being generated by the loan.

    At December 31, 1996, the Company had $22,516,000 in commercial real estate loans, $59,000 in commercial loans, and $7,053,000 in commercial leases. The Allowance for Possible Loan Losses account included $285,900 for these types of loans at December 31, 1996.



    CONSUMER  Management believes that offering consumer loan products
    LENDING helps to expand and create stronger ties to the Company's existing customer base. In addition, because consumer loans generally have shorter terms to maturity and/or adjustable rates and carry higher rates of interest than do residential mortgage loans, they can be valuable asset/liability management tools. Finally, management believes that consumer loans can diversify the portfolio. Accordingly, the Company pursues consumer lending through marketing and pricing initiatives.

    Federal regulations permit federal thrift institutions to make non-mortgage loans up to an aggregate amount of 35% of the institution's assets. In addition, a federal thrift institution has lending authority above the 35% limitation for certain loans such as home improvement loans, home equity loans and loans secured by deposit accounts.

    The Company currently originates substantially all of its consumer loans in its primary market area. At December 31, 1996 the Company's consumer loans totaled $56.9 million or 16.76% of the Company's loan portfolio.

    The Company's second mortgage and home equity loans are underwritten using the same standards as it uses for one-to-four family residential mortgage loans. The Company's second mortgage loans and home equity lines of credit are generally originated in amounts which, together with the amount of the first mortgage, do not exceed 80% of the appraised value of the property securing the loan. Home equity loans are revolving lines-of-credit, with the interest rate floating at a stated margin over the prime rate. Second mortgage loans are generally made for terms of up to ten years with fixed interest rates. Other consumer loan terms vary according to the type of collateral, length of contract and creditworthiness of the borrower. Lines of credit extended through the Company's credit card programs are limited to $20,000. During, 1996, the average credit card line granted was $4,200.

    The Company offers a variety of secured consumer loans, including direct automobile loans, second mortgage loans (including home improvement loans), home equity loans, and loans secured by deposit accounts. In addition, the Company offers unsecured consumer loans through its Visa and MasterCard programs. In 1996, the Company continued to expand its consumer loan portfolio by marketing automobile, credit card and home equity loans. Management believes that these loans which carry a higher rate of interest, can enhance the bottom line when offered in conjunction with a prudent credit risk policy and collection program.


    The underwriting standards employed by the Company for consumer loans include a determination of the applicant's payment history on other debts and an assessment of the borrower's ability to meet payments on the proposed loan along with existing obligations. In addition to the creditworthiness of the applicant, the underwriting process also includes a comparison of the value of the security, if any, in relation to the proposed loan amount.

    Consumer loans may entail greater risk than residential mortgage loans, particularly in the case of consumer loans which are unsecured or secured by depreciable assets such as automobiles. In such cases, any repossessed collateral for defaulted consumer loans may not provide adequate sources of repayment for the outstanding loan balances as a result of the greater likelihood of damage, loss or depreciation. In addition, consumer loan collections are dependent on the borrower's continuing financial stability, and thus are more likely to be affected by adverse personal circumstances. Furthermore, the application of various federal and state laws, including federal and state bankruptcy and insolvency laws, may limit the amount which can be recovered on such loans. Although the level of delinquencies in the Company's consumer loan portfolio has generally been low ($547,000 or approximately .96% of the consumer loan portfolio, at December 31, 1996, was 60 days or more delinquent), there can be no assurance that delinquencies will not increase in the future.

    In 1996, the Company incurred $1,497,000 of consumer loan charge-offs, 89% of which were related to credit cards, and made provisions of $1,155,000 to the Allowance for Possible Loan Losses related to consumer loans. Also, management made a decision in 1996 to reallocate $350,000 to the Allowance on Consumer Loans from the Allowance on One-to-Four Family Loans, as no losses have been realized on this portfolio over at least the last five years, and none are expected on the current portfolio. During the year, the Company was able to recover $145,000 on consumer loans previously charged off.

    Management regularly conducts a review of its loan portfolio, write-off experience and adequacy of allowance. During 1997, management intends to provide the greater of $100,000 or charge-offs on a monthly basis, to maintain the allowance at a level management feels is adequate.


ORIGINATION, PURCHASES AND SALES OF LOANS
-----------------------------------------

    The Company originates real estate and other loans through internal loan production personnel (including commissioned originators) located in the Company's offices. Walk-in customers and referrals from real estate brokers, builders and commercial lenders in the area, are also important sources for loan originations.

    In order to supplement loan origination during periods of unusual competition or reduced loan demand and in order to acquire additional adjustable rate loans for asset/liability management purposes, the Company periodically considers the purchase of mortgage-backed and related securities and/or residential loans from third party lenders. During 1994, the Company purchased approximately $3.3 million of adjustable rate mortgage-backed securities and approximately $10.1 million of fixed-rate mortgage-backed securities having balloon terms of seven years or less. In addition, during the same period, the Company purchased $3.1 million of fixed-rate and $4.0 million of floating rate short and intermediate tranche mortgage-related securities having estimated average lives of from two to four years. In 1995, the Company purchased $2.0 million of fixed rate and $21.2 million of floating rate mortgage-backed securities, and in 1996, the Company purchased $13.9 million of fixed rate and $87.5 million of floating rate mortgage-backed securities in order to improve its asset/liability management position.

    The Company has sold fixed-rate residential real estate loans from time to time. When loans have been sold, the Company retains the responsibility for servicing the loan. During 1994, the Company sold $5.7 million of fixed-rate mortgage loans and at December 31, 1994, had a servicing balance of $18.9 million. At December 31, 1995, and 1996, there was approximately $133.4 million and $178.5 million, respectively, in the loan servicing portfolio, while no loans were sold in either year. At December 31, 1996, there was $80 million of loans securitized with FHLMC which are part of the loan serviced figure. The Company held these loans as mortgage-backed securities on the balance sheet. During 1997, management believes that the trend on securitizing loans will be reduced as the remaining portfolio contains only $29.9 million of conforming loans, (based on current FHLMC guidelines), of which only $10.1 million are securitizable at December 31, 1996. Some of these securitized loans may be sold in 1997 to meet liquidity needs. Furthermore, at December 31, 1996, the Company had no outstanding commitments to sell mortgage-backed or mortgage-related securities. See also "- Lending Activities - Mortgage-Backed and Related Securities."

    The following table shows the loan originations, purchases, sales and repayments of the Company for the periods indicated.


              (Dollars in Thousands)                     Year Ended December 31,
                                                 ----------------------------------------
                                                   1996            1995            1994
      Originations of Portfolio Loans:             ----            ----            ----
        Adjustable Rate:
          Real Estate:  1-to-4 Family            $ 44,648        $ 41,909        $ 19,030
          Consumer                                 21,146          22,451          31,680
                                                 --------        --------        --------
        Total Adjustable Rate                      65,794          64,360          50,710
                                                 --------        --------        --------

        Fixed Rate:
          Real Estate:  1-to-4 Family              14,616          89,655          96,025
                        Commercial Real Estate     20,443           2,200             ---
          Commercial Loans                             63             ---             ---
          Commercial Leases                         7,272             ---             ---
          Consumer                                 18,978          18,036          20,422
                                                 --------        --------        --------
        Total Fixed Rate                           61,372         109,891         116,447
                                                 --------        --------        --------
      Total Loans Originated                      127,166         174,251         167,157
                                                 --------        --------        --------

      Purchases of Mortgage-Backed and Related Securities:
        Mortgage-Backed Securities and
            Participation Certificates             83,257          21,181          13,388
        Mortgage-Related Securities                18,126           2,027           7,075
                                                 --------        --------        --------
      Total Purchased                             101,383          23,208          20,463
                                                 --------        --------        --------

      Sales and Repayments of Loans and Mortgage-
      Backed and Related Securities:
        Sales of 1-to 4 Family Loans                  ---             ---           5,707
        Sales of Mortgage-Backed Securities       222,729             ---             ---
        Principal Repayments                       87,029          84,557          72,890
                                                 --------        --------        --------
            Total Reductions                      309,758          84,557          78,597
                                                 --------        --------        --------
          Increase (Decrease) on Other
          Items (Net)                                (975)          1,767            (527)
                                                 --------        --------        --------
      Net Increase in Loans and Mortgage-
        Backed Securities                        $(82,184)       $114,669        $108,496
                                                 ========        ========        ========

DELINQUENCY PROCEDURES
----------------------

    When a borrower fails to make a required payment on a loan, the Bank attempts to cause the delinquency to be cured by contacting the borrower. In the case of residential loans subject to late charges, a late notice is sent 18 days after the due date, at which time a late charged is assessed. If the delinquency is not cured by the 30th day, contact with the borrower is made by phone or a second notice is mailed. Additional written and oral contacts are made with the borrower between 30 and 60 days after the due date.

    In the event a real estate loan payment is past due for 90 days or more, management performs an in-depth review of the loan status, the condition of the property and circumstances of the borrower. Based upon the results of its review, management will decide whether to try to negotiate a repayment program with the borrower, or initiate foreclosure proceedings.

    Delinquent consumer loans are handled in a similar manner, except that initial contact is made when the payment is five days past due, personal contact is made when the loan becomes more than ten days past due, and the loan is classified as a delinquent loan when it is past due for 30 days or more. Certain consumer loans are placed on non-accrual status when delinquent more than 90 days and deemed appropriate in the collection process.

    The following table sets forth the Company's loan delinquencies by type, by amount and by percentage of type at December 31, 1996.

                                               Loans Delinquent For                                   Total
                            ---------------------------------------------------------               Delinquent
                                  60 - 89 Days                  90 Days and Over                     Loans
                            --------------------------      --------------------------      --------------------------
                                                              (Dollars in Thousands)
                                              Percent                         Percent                         Percent
                                              of Loan                         of Loan                         of Loan
                            Number   Amount   Category      Number   Amount   Category      Number   Amount   Category
                            ------   ------   --------      ------   ------   --------      ------   ------   --------

     One-to-Four Family       10     $  637     0.25%         10     $  599     0.24%         20     $1,236     0.49%

     Consumer                 41        291     0.51          43        257     0.45          84        548     0.96
                            ------   ------                 ------   ------                 ------   ------

        Total                 51     $  928     0.24%         53     $  856     0.22%        104     $1,784     0.53%
                            ======   ======   ========      ======   ======   ========      ======   ======   ========

CLASSIFICATION OF ASSETS
------------------------

    Federal regulations require that each savings institution classify its own assets on a regular basis. In addition, in connection with examinations of savings institutions, OTS and FDIC examiners have authority to identify problem assets and, if appropriate, require them to be classified. There are three classifications for problem assets:
Substandard, Doubtful and Loss. The regulations also include a Special Mention category. Substandard assets have one or more defined weaknesses and are characterized by the distinct possibility that the institution will sustain some loss if the deficiencies are not corrected. Doubtful assets have the weaknesses of Substandard assets, with the additional characteristics that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions and values questionable, and there is a high possibility of loss. An asset classified as Loss is considered uncollectible and of such little value that continuance as an asset of the institution is not warranted. The Special Mention category consists of assets which do not currently expose a savings institution to a sufficient degree of risk to warrant classification, but do possess credit deficiencies or potential weaknesses deserving management's close attention. Assets classified as Substandard or Doubtful require the institution to establish prudent general allowances for possible loan losses. If an asset or portion thereof is classified as Loss, the institution must either establish specific allowances for loan losses in the amount of 100% of the portion of the asset classified Loss, or charge off such amount. If an institution does not agree with an examiner's classification of an asset, it may appeal this determination to the District Director of the OTS. In the above table, all loans delinquent 90 days or more are classified according to the above rules. Certain loans delinquent less than 90 days are categorized as Special Mention. As a result of management's review of its assets, at December 31, 1996, the Company had categorized $623,700 of its assets as Special Mention, $88,500 as Substandard, $128,900 as
Doubtful and none as Loss.   The Company's classified assets consist of
the non-performing loans detailed below and certain loans delinquent less than 90 days.


NON-PERFORMING ASSETS
---------------------
    Real estate loans are placed on non-accrual status when either principal or interest is 90 days or more past due unless, in the judgment of management, other factors are present to justify the accrual of interest. Interest accrued and unpaid at the time a loan is placed on non-accrual status is charged against interest income. Subsequent payments are either applied to the outstanding principal balance or recorded as interest income, depending on the assessment of the ultimate collectibility of the loan.

    The table below sets forth the amounts and categories of non-performing assets in the Company's loan portfolio. Loans are placed on non-accrual status when the collection of principal and/or interest becomes doubtful. For all years presented, the Company has had no troubled debt restructurings (which involve forgiving a portion of interest or principal on any loans or making loans at a rate materially less than that of market rates).

                                                                  December 31,
                                             -----------------------------------------------------
                                              1996        1995        1994        1993        1992
                                             ------      ------      ------      ------      ------
                                                                 (Dollars in Thousands)
           Non-Accruing Loans:
             One-to-Four Family               $---        $531        $176        $381        $388

             Consumer                           95         ---         ---          38         ---
                                             ------      ------      ------      ------      ------

               Total                            95         531         176         419         388
                                             ======      ======      ======      ======      ======


           Accruing Loans Delinquent
           90 or More Days:
             One-to-Four Family                599         ---         ---         ---         ---

             Consumer                          162         150          24         ---          57
                                             ------      ------      ------      ------      ------

               Total                           755         150          24         ---          57
                                             ======      ======      ======      ======      ======

           Total Non-Performing Loans         $856        $681        $200        $419        $445
                                             ======      ======      ======      ======      ======

           Total Non-Performing Loans
               to Net Loans                   0.22%       0.21%       0.06%       0.17%       0.20%
                                             ======      ======      ======      ======      ======

           Total Non-Performing Loans as
               Percentage on Total Assets     0.16%       0.11%       0.04%       0.11%       0.11%
                                             ======      ======      ======      ======      ======

    Management has considered the Company's non-performing assets in establishing its Allowance for Possible Losses on Loans. As of December 31, 1996, there were no specific reserves on any of these assets.

    As of December 31, 1996, there were no other loans not included on the table or discussed above where known information about the possible credit problems of borrowers caused management to have serious doubts as to the ability of the borrower to comply with present loan repayment terms.


LOAN LOSS RESERVE ANALYSIS
--------------------------
    The following table sets forth an analysis of the Company's allowance for possible loan losses.

                                                             Year Ended December 31,
                                             -----------------------------------------------------
                                              1996        1995        1994        1993        1992
                                             ------      ------      ------      ------      ------
                                                                 (Dollars in Thousands)

        Balance at beginning of period       $1,379      $1,520      $1,581      $1,539      $1,500

        Charge-offs:
           Consumer                           1,497         903         474         118          73
                                             ------      ------      ------      ------      ------
              Total                           1,497         903         474         118          73
                                             ------      ------      ------      ------      ------

        Recoveries:
           Consumer                             145         118          53          40          28
                                             ------      ------      ------      ------      ------
              Total                             145         118          53          40          28
                                             ------      ------      ------      ------      ------

        Net charge-offs                       1,352         785         421          78          45

        Additions charged to operations       1,397         644         360         120          84
                                             ------      ------      ------      ------      ------
        Balance at end of period             $1,424      $1,379      $1,520      $1,581      $1,539
                                             ======      ======      ======      ======      ======

        Ratio of net charge-offs during
           the period to average loans
           outstanding during the period      0.39%       0.20%       0.15%       0.03%       0.02%
                                              =====       =====       =====       =====       =====

        Ratio of allowance to non-
           performing loans                   1.66x       2.02x       7.60x       3.77x       3.46x
                                              =====       =====       =====       =====       =====

    Because some loans may not be repaid in full, an allowance for possible loan losses is recorded. Increases to the allowance are recorded by a provision for possible loan losses charged to expense. Estimating the risk of the loss and the amount of loss on any loan is necessarily subjective. Accordingly, the allowance is maintained by management at a level considered adequate to cover possible losses that are currently anticipated based on past loss experience, general economic conditions, information about specific borrower situations including their financial position and collateral values, and other factors and estimates which are subject to change over time. While management may periodically allocate portions of the allowance for specific problem loan situations, the entire allowance is available for any loan charge-offs that occur. A loan is charged off against the allowance by management as a loss when deemed uncollectible, although collection efforts continue and future recoveries may occur.

    In accordance with Statement of Financial Accounting Standard No. 114, as amended by 118 (SFAS 114), loans which are considered to be impaired, are reduced to the present value of expected future cash flows or to the fair value of the related collateral, by allocating a portion of the allowance to such loans. If these allocations cause the allowance for possible loan losses to require an increase, such increase is reported as a provision for possible loan losses charged to expense. Loans are evaluated for impairment when payments are delinquent 90 days or more, or when management downgrades the loan classification to doubtful.


    The distribution of the Company's allowance for possible losses on loans at the dates indicated is summarized as follows:

                                                               December 31,
                 -------------------------------------------------------------------------------------------------------
                         1996                 1995                 1994                 1993                 1992
                 -------------------  -------------------  -------------------  -------------------  -------------------
                            Percent              Percent              Percent              Percent              Percent
                 Allowance  of Loans  Allowance  of Loans  Allowance  of Loans  Allowance  of Loans  Allowance  of Loans
                    for     In Each      for     In Each      for     In Each      for     In Each      for     In Each
                 Possible   Category  Possible   Category  Possible   Category  Possible   Category  Possible   Category
                  Losses    to Total   Losses    to Total   Losses    to Total   Losses    to Total   Losses    to Total
                 on Loans    Loans    on Loans    Loans    on Loans    Loans    on Loans    Loans    on Loans    Loans
                 ---------  --------  ---------  --------  ---------  --------  ---------  --------  ---------  --------
                                                          (Dollars in Thousands)

Mortgage Loans    $   250     74.50%   $   600     83.10%   $ 1,100     85.22%   $ 1,100     88.59%   $ 1,097     90.45%
Commercial and
   Commercial
   Real Estate Loans  285      8.74         44       .66        ---       ---        ---       ---          3       .02
Consumer Loans        889     16.76        735     16.24        420     14.78        482     11.41        439      9.53
                 ---------  --------  ---------  --------  ---------  --------  ---------  --------  ---------  --------

   Total          $ 1,424    100.00%   $ 1,379    100.00%   $ 1,520    100.00%   $ 1,582    100.00%   $ 1,539    100.00%
                 =========  ========  =========  ========  =========  ========  =========  ========  =========  ========

Note:  in 1995 and 1996, management made a decision to reallocate
$500,000 and $350,000, respectively, to the Allowance on Consumer Loans from the Allowance on One-to-Four Family Loans, as no losses have been realized on this portfolio for at least the last five years, and none are expected on the current portfolio.

    Management regularly conducts a review of its loan portfolio, write-off experience and adequacy of allowance. During 1997, management intends to provide the greater of $100,000 or charge-offs on a monthly basis, to maintain the allowance at a level management feels is adequate.


INVESTMENT ACTIVITIES
=====================

    As a part of its asset/liability management strategy, the Company invests in high quality short- and medium-term investments, including interest-bearing deposits and U.S. government and agency securities and, to a lesser extent, municipal bonds and marketable equity securities.

    The Bank is required by federal regulations to maintain cash and eligible investments in an amount equal to 5% of customers' accounts and short-term borrowings to assure its ability to meet demands for withdrawals and repayments of short-term borrowings. Cash flow projections are regularly reviewed and updated to assure that adequate liquidity is provided. As of December 31, 1996 and 1995, the Bank's liquidity ratio (liquid assets as a percentage of net withdrawable savings and current borrowings) was 9% and 5%, respectively.

    The following table sets forth the composition of the Company's investment portfolio at the dates indicated. All items in the table are included at fair value.

                                                              At December 31,
                                        ------------------------------------------------------------
                                               1996                 1995                 1994
                                        ------------------   ------------------   ------------------
                                          Fair       % of      Fair       % of      Fair       % of
                                         Value      Total     Value      Total     Value      Total
                                        --------   -------   --------   -------   --------   -------
                                                           (Dollars in Thousands)

           U.S. Treasury                $ 14,998     8.68%   $  5,995     2.35%   $ 33,903    22.24%
           U.S. Government Agencies       34,676    20.06      36,262    14.20      37,816    24.80
           Marketable Equity Securities    3,741     2.16       3,970     1.55       3,983     2.61
           Municipal Bonds                   139      .08         186      .07         425      .28
           FHLMC Mtge-Backed and Related  86,761    50.19     158,476    62.05      25,273    16.58
           GNMA Mtge-Backed and Related    5,007     2.90       9,733     3.81      13,708     8.99
           FNMA Mtge-Backed and Related   17,533    10.14      32,587    12.76      20,862    13.68
           CMO  Mortgage-Related           2,633     1.52       3,374     1.32      13,713     8.99
           Other                             198      .11         ---      ---         ---      ---
                                        --------   -------   --------   -------   --------   -------
              Subtotal                   165,686    95.84     250,583    98.11     149,683    98.17

           FHLB Stock                      7,190     4.16       4,835     1.89       2,788     1.83
                                        --------   -------   --------   -------   --------   -------
              Total Securities
              and FHLB Stock            $172,876   100.00%   $255,418   100.00%   $152,471   100.00%
                                        ========   =======   ========   =======   ========   =======

           Average Remaining Life of Non-
              Mortgage-Backed Securities     6.16 years            6.89 years          6.75 years
                                             ==========            ==========          ==========

    The composition and contractual maturities of the securities portfolio at December 31, 1996, excluding FHLB of Chicago stock and equity securities, is indicated in the following table.

                                                                    Due in
                                        --------------------------------------------------------------
                                                                                               Total
                                        Less Than      1 to 5       5 to 10      Over 10    Investment
                                          1 Year        Years        Years        Years     Securities
                                        ---------     --------     --------     --------    ----------
                                                            (Dollars in Thousands)

         U.S. Treasury Securities        $   ---      $14,998      $   ---      $   ---      $14,998
         U.S. Government Agency
              Obligations                    ---       10,042       19,877        4,757       34,676
         Municipal Bonds                      42           97          ---          ---          139
         Other                                            198          ---          ---          198
                                        ---------     --------     --------     --------    ----------

         Total Securities                $    42      $25,335      $19,877      $ 4,757      $50,011
                                        =========     ========     ========     ========    ==========

         Weighted Average Yield           5.98%        6.49%        6.84%        6.74%        6.65%
                                          =====        =====        =====        =====        =====

SOURCES OF FUNDS
================


GENERAL
-------
    Deposit accounts have traditionally been the principal source of the Company's funds for use in lending and for other general business purposes. In addition to deposits, the Company derives funds from borrowings, loan repayments and cash flows generated from operations. Scheduled loan payments are a relatively stable source of funds, while loan prepayments and deposit flows are greatly influenced by general interest rates, economic conditions, competition and the restructuring occurring in the banking industry. Over the past two years, an additional source of funds has been the securitization of loans which are then classified as securities. The Bank has then sold some of the securities to meet liquidity needs in the payment of deposit withdrawals or the funding of loan growth. During 1997, unless there is a significant change in circumstances, additional material securitizations are not expected to occur.

    Two non-deposit sources of funds which the Company has increasingly utilized during 1996 are the Treasury Tax and Loan ("T T & L") Option Account and the Retail Repurchase Agreement. The T T & L Account enables the U. S. Treasury to keep tax dollars with the Bank at a floating interest rate, and the Retail Repurchase Agreement allows customers to lend the Bank money which is collateralized by a security that the Bank owns.


DEPOSITS
--------
    The Company attracts both short-term and long-term deposits from the Company's primary market area by offering a wide assortment of accounts and rates. The Company offers regular passbook and statement accounts, checking accounts (both interest bearing and non-interest bearing), money market accounts, fixed interest rate certificates of deposits with varying maturities, and individual retirement accounts.

    Deposit account terms vary, according to the minimum balance required, the time period the funds must remain on deposit and the interest rate, among other factors. In March of 1995, the Company offered for one day, a certificate promotion in conjunction with the grand opening of its new Schaumburg location. Approximately $69 million was deposited, at a rate of 7.80%. These certificates matured in September of 1996, and concurrently, the Company offered a new Preferred Money Market product. The product has been successful, with a rate that is competitive, but significantly lower than 7.80%, which helped the Company's net interest margin to improve during the last quarter of 1996.

    In setting rates, the Company regularly evaluates (i) its investment and lending opportunities, (ii) its internal costs of funds, (iii) the rates offered by competing institutions and (iv) its liquidity position. In order to decrease the volatility of its deposits, the Company imposes penalties on early withdrawal on its certificates of deposit. The Company does not have any brokered deposits and has no present intention to accept or solicit such deposits.

    The Company believes that non-certificate accounts can provide relatively low cost funds and accordingly, the Company introduces promotions to attract new checking accounts, and has begun offering new services to make these accounts more desirable such as Telephone Access Banking and Debit Card, both of which have been extensively utilized by the customers.

    The following table sets forth the deposit flows experienced by the Company during the periods indicated.

                                                         For the Year Ended December 31,
                                                    -----------------------------------------
                                                      1996            1995            1994
                                                      ----            ----            ----
                                                             (Dollars in Thousands)

   Deposit Balance at January 1                     $454,656        $409,640        $327,127
   Deposits acquired from the RTC in
      the purchase of the Arlington
      Heights office                                                     ---          20,600
   Deposits                                          646,685         651,760         561,490
   Withdrawals                                      (721,083)       (627,748)       (513,441)
   Interest Credited                                  21,832          21,004          13,864
                                                    ---------       ---------       ---------

Deposit Balance at December 31                      $402,090        $454,656        $409,640
                                                    =========       =========       =========

Net Increase (Decrease)                            ($ 52,566)       $ 45,016        $ 82,513
                                                    =========       =========       =========

Percent Increase (Decrease)                           (11.56%)         10.99%          25.22%
                                                    =========       =========       =========

    The following table sets forth the dollar amount of deposits in the various types of deposit programs offered by the Company for the periods indicated.

                                                           Year Ended December 31,
                                        ------------------------------------------------------------
                                               1996                 1995                 1994
                                        ------------------   ------------------   ------------------
                                                    % of                 % of                 % of
                                         Amount     Total     Amount     Total     Amount     Total
                                        --------   -------   --------   -------   --------   -------
                                                           (Dollars in Thousands)

         NOW Accounts                   $ 30,556     7.60%   $ 28,845     6.34%   $ 26,588     6.49%
         Money Market Accounts            39,446     9.81      11,302     2.49      11,716     2.86
         Savings Accounts                 66,218    16.47      69,202    15.22      75,475    18.42
                                        --------   -------   --------   -------   --------   -------

         Total Non-Certificates         $136,220    33.88%   $109,349    24.05%   $113,779    27.77%

         Certificates of Deposit: (1)
           2.00 - 2.99%                      185      .05         902      .20         827      .20
           3.00 - 3.99%                      172      .04         676      .15      29,053     7.09
           4.00 - 4.99%                   24,138     6.00      20,403     4.49      85,556    20.90
           5.00 - 5.99%                  138,641    34.48      97,816    21.51     102,012    24.90
           6.00 - 6.99%                   69,172    17.20     112,094    24.65      57,562    14.05
           7.00 - 7.99%                   27,056     6.73     111,782    24.59       6,482     1.58
           8.00 - 8.99%                    5,418     1.35       1,586      .35      14,126     3.45
           9.00 - 9.99%                    1,088      .27          48      .01         243      .06
                                        --------   -------   --------   -------   --------   -------

         Total Certificates             $265,870    66.12%   $345,307    75.95%   $295,861    72.23%
                                        --------   -------   --------   -------   --------   -------

         Total Deposits                 $402,090   100.00%   $454,656   100.00%   $409,640   100.00%
                                        ========   =======   ========   =======   ========   =======

         (1) Certificates of deposit include approximately $15,786,000, $17,262,000 and $20,164,000 at December 31, 1996, 1995, and
               1994 respectively, which bear interest at increasing rates over the life of the deposit term. These certificates are included in the table at their current rate, while the Bank records interest expense on these certificates on a level yield basis over the contractual deposit term.

    The following table shows rate and maturity information for the Company's certificates of deposit as of December 31, 1996. Approximately $15.8 million of the Company's certificates of deposit bear interest at increasing rates over the life of their contractual maturity term. The Company records interest expense on these certificates on a level yield basis over their contractual maturity term. The table below details the actual rates paid on certificates as of December 31, 1996.

                                                (Dollars in Thousands)
                       2.00-      3.00-      4.00-      5.00-      6.00-       7.00-       8.00-      9.00-
                       2.99%      3.99%      4.99%      5.99%      6.99%       7.99%       8.99%      9.99%       Total
Certificate           -------    -------    -------    -------    --------    --------    -------    ------     --------
Accounts Maturing
In Quarter Ending:
------------------
March, 1997           $   ---    $   136    $10,467    $32,485    $  1,245    $    383    $   862    $  ---     $ 45,578
June, 1997                ---        ---      6,742     27,866       5,744       1,455        850       ---       42,657
September, 1997           ---        ---        141     13,750      13,825       3,540      1,416       ---       32,672
December, 1997            ---        ---        128     38,912      23,429       2,096      2,290     1,088       67,943
March, 1998               ---         21      2,267      7,690       7,059       9,068        ---       ---       26,105
June, 1998                ---         15        791      7,126       2,580       3,104        ---       ---       13,616
September, 1998           ---        ---        333      2,082         612          14        ---       ---        3,041
December, 1998            ---        ---        463        880         693         184        ---       ---        2,220
March, 1999               ---        ---        829        664       2,346         478        ---       ---        4,317
June, 1999                ---        ---      1,245        450       1,086          24        ---       ---        2,805
September, 1999           ---        ---          5        604       1,318         ---        ---       ---        1,927
December, 1999            ---        ---         88        453         417         110        ---       ---        1,068

In Year:
--------
  2000                    ---        ---        115      4,653       6,055       3,866        ---       ---       14,689
  2001                    ---        ---        496        818         197           2        ---       ---        1,513
  2002 and beyond         185        ---         28        208       2,566       2,732        ---       ---        5,719
                      -------    -------    -------    -------    --------    --------    -------    -------    --------
    Total             $   185    $   172    $24,138   $138,641     $69,172     $27,056    $ 5,418    $1,088     $265,870
                      =======    =======    =======    =======    ========    ========    =======    =======    ========

    The following table indicates the amount of the Company's certificates of deposit by time remaining until maturity as of December 31, 1996.

                                                                    Maturity
                                                                    --------
                                                             (Dollars in Thousands)
                                        3 Months       3 to 6        6 to 12       Over 12
                                        or Less        Months        Months        Months        Total
                                        --------      --------      --------      --------      --------

      Certificates of Deposit           $ 42,007      $ 38,885      $ 89,801      $ 66,436      $237,129
         Less than $100,000

      Certificates of Deposit of
         $100,000 or More (1)              3,571         3,772        10,814        10,584        28,741
                                        --------      --------      --------      --------      --------
      Total Certificates of
         Deposit                        $ 45,578      $ 42,657      $100,615      $ 77,020      $265,870
                                        ========      ========      ========      ========      ========

      (1) Includes "Jumbo" certificates of $9,717,000

    "Jumbo" certificates are a deposit product for deposits of over $100,000 which carry a rate and term negotiated between the Bank and the depositor at the time of issuance. Not all certificates of deposit with balances in excess of $100,000 are "Jumbos."

    For additional information regarding the composition of the Company's deposits, see Note 6 of the "Notes to the Consolidated Financial
Statements".

BORROWINGS
-----------
    The Company's other available sources of funds include advances from the FHLB of Chicago and collateralized borrowings. As a member of the FHLB of Chicago, the Company is required to own capital stock in the FHLB of Chicago and is authorized to apply for advances from the FHLB of Chicago. Each FHLB credit program has its own interest rate, which may be fixed or variable, and range of maturities. The FHLB of Chicago may prescribe the acceptable uses for these advances, as well as limitations on the size of the advances and repayment provisions. The Company had $62.4 million of FHLB advances outstanding at December 31, 1996, secured by residential mortgage loans. Additional information regarding borrowings can be obtained in Note 7 of the "Notes to the Consolidated Financial Statements".

    The following table sets forth the maximum month-end balance, average balance, and weighted average rates of borrowings for the periods indicated:
                                   1996          1995          1994
                               ------------  ------------  ------------
                                        (Dollars in Thousands)
MAXIMUM MONTH-END BALANCES:
    FHLB Advances                $135,600      $ 89,500      $ 52,000
    Securities Sold Under
       Repurchase Agreement        16,162           462           ---
    Other                          11,187        10,358           ---

AVERAGE BALANCES:
    FHLB Advances                $ 89,630      $ 46,033      $ 15,251
    Securities Sold Under
       Repurchase Agreement        11,684           142           ---
    Other                           6,630         1,612           ---

WEIGHTED AVERAGE RATES:
    FHLB Advances                   5.89%         6.25%         5.97%
    Securities Sold Under
       Repurchase Agreement         5.25          5.70            ---
    Other                           5.40          5.83            ---


SOURCES OF FUNDS
================
    The Company faces strong competition both in originating loans and in attracting deposits. Competition in originating real estate loans comes primarily from mortgage bankers, other savings institutions and commercial banks, all of which also make loans secured by real estate located in the Company's primary market area. The Company competes for real estate loans principally on the basis of the interest rates and loan fees it charges, the types of loans it offers and the quality of services it provides to borrowers. The competition for commercial and consumer loans comes primarily from commercial banks and finance companies.

    The Company faces substantial competition in attracting deposits from other savings institutions, commercial banks, securities firms, money market and mutual funds, credit unions and other investment vehicles.
The ability of the Company to attract and retain deposits depends on its ability to provide an investment opportunity that satisfies the requirements of investors as to rate of return, liquidity, risk and other factors. The Company competes for these deposits by offering a variety of deposit accounts at competitive rates, convenient business hours and a customer oriented staff.

                         SUPERVISION AND REGULATION


GENERAL
=======
    Financial institutions and their holding companies are extensively regulated under federal and state law. As a result, the growth and earnings performance of the Company can be affected not only by management decisions and general economic conditions, but also by the requirements of applicable state and federal statutes and regulations, and policies of various governmental regulatory authorities including, but not limited to, the Office of Thrift Supervision ("OTS"), the Board of Governors of the Federal Reserve System (the "FRB"), the FDIC, the Internal Revenue Service and state taxing authorities, and the Securities and Exchange Commission (the "SEC"). The effect of such statutes, regulations and policies can be significant, and cannot be predicted with a high degree of certainty.

    Federal and state laws and regulations generally applicable to financial institutions, such as the Company and its subsidiaries, regulate, among other things, the scope of business, investments, reserves against deposits, capital levels relative to operations, the nature and amount of collateral for loans, the establishment of branches, mergers, consolidations and dividends. The system of supervision and regulation applicable to the Company and its subsidiaries establishes a comprehensive framework for their respective operations and is intended primarily for the protection of the FDIC's deposit insurance funds and the depositors, rather than the shareholders, of financial institutions.

    The following references to material statutes and regulations affecting the Company and its subsidiaries are brief summaries thereof and do not purport to be complete, and are qualified in their entirety by reference to such statutes and regulations. Any change in applicable law or regulations may have a material effect on the business of the Company and its subsidiaries.


RECENT REGULATORY DEVELOPMENTS
==============================

    On September 30, 1996, President Clinton signed into law the "Economic Growth and Regulatory Paperwork Reduction Act of 1996" (the "Regulatory Reduction Act"). Subtitle G of the Regulatory Reduction Act consists of the "Deposit Insurance Funds Act of 1996" (the "DIFA"). The DIFA provided for a one-time special assessment on each depository institution holding deposits subject to assessment by the FDIC for the Savings Association Insurance Fund (the "SAIF") in an amount which, in the aggregate, will increase the designated reserve ratio of the SAIF (i.e., the ratio of the insurance reserves of the SAIF to total SAIF-insured deposits) to 1.25% on October 1, 1996. The special assessment was paid by the Bank in full on November 27, 1996.

    On October 8, 1996, the FDIC adopted a final regulation implementing the SAIF special assessment. In that regulation, the FDIC set the special assessment rate at .657% of SAIF-assessable deposits held on March 31, 1995. The amount of the special assessment paid by the Bank was $3,033,209, the full amount of which was recorded as a charge against earnings for the quarter ended September 30, 1996. As discussed below, however, the recapitalization of the SAIF resulting from the special assessment will significantly reduce the Bank's ongoing deposit insurance expense.

    In light of the recapitalization of the SAIF pursuant to the special assessment authorized by the DIFA, the FDIC, on December 11, 1996, took action to reduce regular semi-annual SAIF assessments from the range of
 .23% - .31% of deposits to a range of 0% - .27% of deposits. The new rates would be effective for the Bank on January 1, 1997. From October 1, 1996 through December 31, 1996, SAIF-assessable institutions, such as the Bank were assessed at rates ranging from .18% - .27% of deposits, which represents the amount the FDIC calculated as necessary to cover the interest due for that period on outstanding obligations of the Financing Corporation (the "FICO"), discussed below. Because SAIF-assessable institutions were already assessed at rates from .23% - .31% of deposits for the semi-annual period ending December 31, 1996, the FDIC will refund the amount collected from such institutions for the period from October 1, 1996 through December 31, 1996 which exceeds the amount due for that period under the reduced assessment schedule. As a result, the deposit insurance assessments payable by the Bank have been reduced significantly beginning January 1, 1997.

    Prior to the enactment of the DIFA, a substantial amount of the SAIF assessment revenue was used to pay the interest due on bonds issued by the FICO, the entity created in 1987 to finance the recapitalization of the Federal Savings and Loan Insurance Corporation (the "FSLIC"), the SAIF's predecessor insurance fund. Pursuant to the DIFA, the interest due on outstanding FICO bonds will be covered by assessments against both SAIF- and BIF- member institutions beginning January 1, 1997. Between January 1, 1997 and December 31, 1999, FICO assessments against BIF-member institutions cannot exceed 20% of the FICO assessments charged SAIF-member institutions. From January 1, 2000 until the FICO bonds mature in 2019, FICO assessments will be shared by all FDIC-insured institutions on a pro rata basis. It has been estimated that the FICO assessments for the period January 1, 1997 through December 31, 1999 will be approximately 0.013% of deposits for BIF members versus approximately 0.064% of deposits for SAIF members, and will be less than 0.025% of deposits thereafter.

    The DIFA also provides for a merger of the BIF and SAIF on January 1, 1999. To facilitate the merger of the BIF and SAIF, the DIFA directs the Treasury Department to conduct a study on the development of a common charter and to submit a report, along with appropriate legislative recommendations, to the Congress by March 31, 1997.

    In addition to the DIFA, the Regulatory Reduction Act includes a number of statutory changes designed to eliminate duplicative, redundant or unnecessary regulatory requirements. Among other things, the Regulatory Reduction Act removes the percentage of assets limitations on the aggregate amount of credit card and education loans that may be made by a savings association, such as the Bank; increases from 10% to 20% of total assets the aggregate amount of commercial loans that a savings association may make, provided that any amount in excess of 10% of total assets represents small business loans; allows education, small business and credit card loans to be counted in full in determining a savings association's compliance with the qualified thrift lender ("QTL") test; and provides that a savings association may be deemed to meet the QTL test if is qualifies as a domestic building and loan association under the Internal Revenue Code. The Regulatory Reduction Act also clarifies the liability of a financial institution, when acting as a lender or in a fiduciary capacity, under the federal environmental laws. Although the full impact of the Regulatory Reduction Act on the operations of the Company and the Bank cannot be determined at this time, management believes that the legislation will reduce compliance costs to some extent and allow the Company and the Bank somewhat greater operating flexibility.

    On August 10, 1996, President Clinton signed into law the Small Business Job Protection Act of 1996 (the "Job Protection Act"). Among other things, the Job Protection Act eliminates the percent-of-taxable-income ("PTI") method for computing additions to a savings association's tax bad debt reserves for tax years beginning after December 31, 1995, and requires all savings associations that have used the PTI method to recapture, over a six year period, all or a portion of their tax bad debt reserves added since the last taxable year beginning before January 1, 1988. The amount of the recapture for the Bank is approximately $3,108,000. The Job Protection Act allows a savings association to postpone the recapture of bad debt reserves for up to two years if the institution meets a minimum level of mortgage lending activity during those years. As a result of these provisions of the Job Protection Act, the Bank will determine additions to its tax bad debt reserves using the same method as a commercial bank of comparable size, and, when the Bank decides to convert to a commercial bank charter, the changes in the tax bad debt recapture rules enacted in the Job Protection Act will make such conversion less costly.


THE COMPANY
===========


GENERAL
-------
    The Company, as the sole shareholder of the Bank, is a thrift holding company. As a thrift holding company, the Company is registered with, and is subject to regulation by, the OTS under the HOLA. Under the HOLA, the Company is subject to periodic examination by the OTS and is required to file periodic reports of its operations and such additional information as the OTS may require.


INVESTMENTS AND ACTIVITIES
--------------------------
    The HOLA prohibits a savings and loan holding company, directly or indirectly, or through one or more subsidiaries from (i) acquiring control of, or acquiring by merger or purchase of assets, another savings and loan or savings and loan holding company without the prior written approval of the OTS; (ii) subject to certain exceptions, acquiring more than 5% of the issued and outstanding shares of voting stock of a savings association or savings and loan holding company except as part of an acquisition of control approved by the OTS; or (iii) acquiring or retaining control of a financial institution that does not have SAIF or BIF insurance of accounts.

    A savings and loan holding company may acquire savings associations located in more than one state in both supervisory transactions involving failing savings associations and nonsupervisory acquisitions of healthy institutions, subject to the requirement that in any nonsupervisory transaction, the law of the state in which the savings association to be acquired is located must specifically authorize the proposed acquisition, by language to that effect and not merely by implication. State laws vary in the extent to which interstate acquisitions of savings associations are permitted. Illinois law presently permits savings and loan holding companies located in any state of the United States to acquire savings associations or savings and loan holding companies located in Illinois, subject to certain conditions, including the requirement that the laws of the state in which the acquiror is located permit savings and loan holding companies located in Illinois to acquire savings associations or savings and loan holding companies in the acquiror's state.

    A savings association holding company that controls only one savings association subsidiary is generally not subject to any restrictions on the non-banking activities that the holding company may conduct either directly or through a non-banking subsidiary, so long as the holding company's savings association subsidiary constitutes a qualified thrift lender. If, however, the OTS determines that there is reasonable cause to believe that the continuation by a savings association holding company of a particular activity constitutes a serious risk to the financial safety, soundness or stability of its savings association subsidiary, the OTS may require the holding company to cease engaging in the activity (or divest any subsidiary which engages in the activity) or may impose such restrictions on the holding company and the subsidiary savings association as the OTS deems necessary to address the risk, including imposing limitations on (i) the payment of dividends by the savings association to the holding company, (ii) transactions between the savings association and its affiliates and (iii) any activities of the savings association that might create a serious risk that liabilities of the holding company and its affiliates may be imposed on the savings association.

    Federal legislation also prohibits the acquisition of "control" of a savings association or savings and loan holding company, such as the Company, without prior notice to certain federal bank regulators.
"Control" is defined in certain cases as acquisition of 10% of the outstanding shares of a savings association or a holding company.


DIVIDENDS
---------
    The OTS possesses enforcement powers over savings and loan holding companies to prevent or remedy actions that represent unsafe or unsound practices or violations of applicable statutes and regulations. Among these powers is the ability to proscribe the payment of dividends by savings and loan holding companies. In addition to the restrictions on dividends that may be imposed by the OTS, the Delaware General Corporation Law would allow the Company to pay dividends only out of its surplus, or if the Company has no such surplus, out of its net profits for the fiscal year in which the dividend is declared and/or the preceding fiscal year.


FEDERAL SECURITIES REGULATION
-----------------------------
    The Company's common stock is registered with the SEC under the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Consequently, the Company is subject to the information, proxy solicitation, insider trading and other restrictions and requirements of the SEC under the Exchange Act.


THE BANK
========


GENERAL
-------
    The Bank is a federally chartered savings association, the deposits of which are insured by the SAIF of the FDIC. As a SAIF-insured, federally chartered savings association, the Bank is subject to the examination, supervision, reporting and enforcement requirements of the OTS, as the chartering authority for federal savings associations, and the FDIC as administrator of the SAIF. The Bank is also a member of the Federal Home Loan Bank System, which provides a central credit facility primarily for member institutions.

DEPOSIT INSURANCE
-----------------
    As an FDIC-insured institution, the Bank is required to pay deposit insurance premium assessments to the FDIC. The FDIC has adopted a risk-based assessment system under which all insured depository institutions are placed into one of nine categories and assessed insurance premiums based upon their respective levels of capital and supervisory evaluations. Institutions classified as well-capitalized (as defined by the FDIC) and considered healthy pay the lowest premium, while institutions that are less than adequately capitalized (as defined by the FDIC) and considered of substantial supervisory concern pay the highest premium. Risk classification of all insured institutions is made by the FDIC for each semi-annual assessment period.

    During the period January 1, 1996 through September 30, 1996, SAIF assessment rates ranged from 0.23% of deposits to 0.31% of deposits. As a result of the recapitalization of the SAIF on October 1, 1996, SAIF assessment rates were reduced, effective October 1, 1996, to a range of 0.18% of deposits to 0.27% of deposits and were further reduced, effective January 1, 1997, to a range of 0% of deposits to 0.27% of deposits. See "--Recent Regulatory Developments" section above.

    The FDIC may terminate the deposit insurance of any insured depository institution if the FDIC determines, after a hearing, that the institution has engaged or is engaging in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, order, or any condition imposed in writing by, or written agreement with, the FDIC. The FDIC may also suspend deposit insurance temporarily during the hearing process for a permanent termination of insurance if the institution has no tangible capital. Management of the Company is not aware of any activity or condition that could result in termination of the deposit insurance of the Bank.


FICO ASSESSMENTS
-----------------
    Since 1987, a portion of the deposit insurance assessments paid by SAIF members have been used to cover interest payments due on the outstanding obligations of the FICO, the entity created to finance the recapitalization of the FSLIC, the SAIF's predecessor insurance fund. Pursuant to federal legislation enacted September 30, 1996, commencing January 1, 1997, both SAIF members and BIF members will be subject to assessments to cover the interest payment on outstanding FICO obligations. Such FICO assessments made against BIF members may not exceed 20% of the amount of the FICO assessments made against SAIF members. It is estimated that SAIF members will pay FICO assessments equal to 0.064% of deposits while BIF members will pay FICO assessments equal to 0.013% of deposits. Between January 1, 2000 and the maturity of the outstanding FICO obligations in 2019, BIF members and SAIF members will share the cost of the interest on the FICO bonds on a pro rate basis. It is estimated that FICO assessments during this period will be less than 0.025% of deposits.


OTS ASSESSMENTS
---------------
    Federal savings association are required to pay supervisory fees to the OTS to fund the operations of the OTS. The amount of such supervisory fees is based upon each institution's total assets, including consolidated subsidiaries, as reported to the OTS. During the year ended December 31, 1996, the Bank paid supervisory fees to the OTS totaling $131,381.

CAPITAL REQUIREMENTS
--------------------
    The OTS has established the following minimum capital standards for savings associations, such as the Bank: a core capital requirement, consisting of a minimum ratio of core capital to total assets of 3%; a tangible capital requirement consisting of a minimum ratio of tangible capital to total assets of 1.5%; and a risk-based capital requirement, consisting of a minimum ratio of total capital to total risk-weighted assets of 8%, at least one-half of which must consist of core capital. For purposes of these capital standards, core capital consists primarily of permanent stockholders' equity less intangible assets other than certain supervisory goodwill, certain mortgage servicing rights and certain purchased credit card relationships and less investments in subsidiaries engaged in activities not permitted for national banks; tangible capital is substantially the same as core capital except that all intangible assets other than certain mortgage servicing rights must be deducted; and total capital means core capital plus certain debt and equity instruments that do not qualify as core capital and a portion of the Bank's allowances for loan and lease losses.

    The capital requirements described above are minimum requirements. Higher capital levels will be required if warranted by the particular circumstances or risk profiles of individual institutions. For example, the regulations of the OTS provide that additional capital may be required to take adequate account of interest rate risk or the risks posed by concentrations of credit or nontraditional activities.

    During the year ended December 31, 1996, the Bank was not required by the OTS to increase its capital to an amount in excess of the minimum regulatory requirements. As of December 31, 1996 the Bank exceeded its minimum regulatory capital requirements with a core capital ratio of 7.90%, a tangible capital ratio of 7.90% and a risk-based capital ratio of 16.60%. Additional information on the Bank's capital ratios can be obtained in Note 10 of the "Notes to the Consolidated Financial Statements".

    Federal law provides the federal banking regulators, with broad power to take prompt corrective action to resolve the problems of undercapitalized institutions. The extent of the regulators' powers depends on whether the institution in question is "well-capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized" or "critically undercapitalized." Depending upon the capital category to which an institution is assigned, the regulators' corrective powers include: requiring the submission of a capital restoration plan; placing limits on asset growth and restrictions on activities; requiring the institution to issue additional capital stock (including additional voting stock) or to be acquired; restricting transactions with affiliates; restricting the interest rate the institution may pay on deposits; ordering a new election of directors of the institution; requiring that senior executive officers or directors be dismissed; prohibiting the institution from accepting deposits from correspondent banks; requiring the institution to divest certain subsidiaries; prohibiting the payment of principal or interest on subordinated debt; and ultimately, appointing a receiver for the institution.


DIVIDENDS
---------
    OTS regulations impose limitations upon all capital distributions by thrifts, including cash dividends. The rule establishes three tiers of institutions. An institution that exceeds all fully phased-in capital requirements before and after the proposed capital distribution (a "Tier 1 Institution") could, after prior notice to, but without the approval of, the OTS, make capital distributions during a calendar year of up to the higher of (i) 100% of its net income to date during the calendar year plus the amount that would reduce by one-half its "surplus capital ratio", which is the excess capital over its fully phased-in capital requirements at the beginning of the calendar year, or (ii) 75% of its net income over the most recent preceding four quarter period. Any additional capital distributions would require prior regulatory approval. As of December 31, 1996, the Bank was a Tier 1 Institution.

    The payment of dividends by any financial institution or its holding company is affected by the requirement to maintain adequate capital pursuant to applicable capital adequacy guidelines and regulations, and a financial institution generally is prohibited from paying any dividends if, following payment thereof, the institution would be undercapitalized. As described above, the Bank exceeded its minimum capital requirements under applicable guidelines as of December 31, 1996. Further, under applicable regulations of the OTS, the Bank may not pay dividends in an amount which would reduce its capital below the amount required for the liquidation account established in connection with the Bank's conversion from the mutual to the stock form of ownership in 1992. As if December 31, 1996 approximately $17.1 million was available for payment of dividends by the Bank to the Company. Notwithstanding the availability of funds for dividends, however, the OTS may prohibit the payment of any dividends if the OTS determines such payment would constitute an unsafe or unsound practice.


INSIDER TRANSACTIONS
--------------------
    The Bank is subject to certain restrictions imposed by the Federal Reserve Act on any extensions of credit to the Company and its subsidiaries, on investments in the stock or other securities of the Company and its subsidiaries and the acceptance of the stock or other securities of the Company or its subsidiaries as collateral for loans. Certain limitations and reporting requirements are also placed on extensions of credit by the Bank to its directors and officers, to directors and officers of the Company and its subsidiaries, to principal stockholders of the Company, and to "related interests" of such directors, officers and principal stockholders. In addition, such legislation and regulations may affect the terms upon which any person becoming a director or officer of the Company or one of its subsidiaries or a principal stockholder of the Company may obtain credit from banks with which the Bank maintains a correspondent relationship.


SAFETY AND SOUNDNESS STANDARDS
------------------------------
    The OTS has adopted guidelines which establish operational and managerial standards to promote the safety and soundness of savings associations. The guidelines establish standards for internal controls, information systems, internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, compensation, fees and benefits, asset quality and earnings. In general, the guidelines prescribe the goals to be achieved in each area, and each institution will be responsible for establishing its own procedures to achieve those goals. If an institution fails to comply with any of the standards set forth in the guidelines, the OTS may require the institution to submit a plan for achieving and maintaining compliance. The preamble to the guidelines states that the OTS expects to require a compliance plan from an institution whose failure to meet one or more of the guidelines is of such severity that it could threaten the safety and soundness of the institution. Failure to submit an acceptable plan, or failure to comply with a plan that has been accepted by the OTS, would constitute grounds for further enforcement action.

BRANCHING AUTHORITY
-------------------
    Federally chartered savings associations which qualify as "domestic building and loan associations," as defined in the Internal Revenue Code, or meet the QTL test (see "The Bank -- Qualified Thrift Lender Test") have the authority, subject to receipt of OTS approval, to establish branch offices anywhere in the United States, either de novo or through acquisitions of all or part of another financial institution. If a federal savings association fails to qualify as a "domestic building and loan association," as defined in the Internal Revenue Code, or fails to meet the QTL test, the association generally may establish a branch in a state other than the state of its home office only to the extent authorized by the law of the state in which the branch is to be located. As of December 31, 1996, the Bank qualified as a "domestic building and loan association," as defined in the Internal Revenue Code, and met the QTL test.


QUALIFIED THRIFT LENDER TEST
----------------------------
    Under the QTL test in effect prior to September 30, 1996, the Bank generally was required to invest at least 65% of its portfolio assets in "qualified thrift investments," as measured on a monthly average basis in nine out of every 12 months. Qualified thrift investments for purposes of the QTL test consist principally of residential mortgage loans, mortgage-backed securities and other housing and consumer-related investments. The term "portfolio assets" is statutorily defined to mean a savings association's total assets less goodwill and other intangible assets, the association's business property and a limited amount of its liquid assets. Under amendments to the HOLA enacted September 30,1 996, the Bank will be deemed to satisfy the QTL test if it either holds qualified thrift investment equaling 65% or more of its portfolio assets or qualifies as a domestic building and loan association under the Internal Revenue Code. The new legislation also expanded somewhat the definition of qualified thrift investments. See "Recent Regulatory Developments." As of December 31, 1996, the Bank satisfied the QTL test, and qualified as a "domestic building and loan association," as defined in the Internal Revenue Code.


LIQUIDITY REQUIREMENTS
----------------------
    OTS regulations currently require each savings association to maintain, for each calendar month, an average daily balance of liquid assets (including cash, certain time deposits, bankers' acceptances, and specified United States Government, state or federal agency obligations) equal to at least 5% of the average daily balance of its net withdrawable accounts plus short-term borrowings (those repayable in 12 months or less) during the preceding calendar month. This liquidity requirement may be changed from time to time by the OTS to an amount within a range of 4% to 10% of such accounts and borrowings, depending upon economic conditions and the deposit flows of savings associations. OTS regulations also require each savings association to maintain, for each calendar month, an average daily balance of short-term liquid assets (generally liquid assets having maturities of 12 months or less) equal to at least 1% of the average daily balance of its net withdrawable accounts plus short-term borrowings during the preceding calendar month.
Penalties may be imposed for failure to meet liquidity ratio requirements. At December 31, 1996, the Bank was in compliance with OTS liquidity requirements, with an overall liquidity ratio of 9% and a short-term liquidity ratio of 4%.

FEDERAL RESERVE SYSTEM
----------------------
    FRB regulations, as presently in effect, require depository institutions to maintain non-interest earning reserves against their transaction accounts (primarily NOW and regular checking accounts), as follows: for transaction accounts aggregating $49.3 million or less, the reserve requirement in 3% of total transaction accounts; and for transactions accounts aggregating in excess of $49.3 million, the reserve requirement is $1.479 million plus 10% of the aggregate amount of total transaction accounts in excess of $49.3 million. The first $4.4 million of otherwise reservable balances are exempted from the reserve requirements. These reserve requirements are subject to annual adjustment by the FRB. The Bank is in compliance with the foregoing requirements. The balances used to meet the reserve requirements imposed by the FRB may be used to satisfy liquidity requirements imposed by the OTS.


EMPLOYEES
=========
    At December 31, 1996, the Company had a total of 105 full-time employees and 37 part-time employees. None of the Company's employees are represented by any collective bargaining group. Management considers its employee relations to be excellent.


EXECUTIVE OFFICERS OF THE COMPANY
=================================
    The executive officers of the Company, each of whom is currently an executive officer of the Bank, are identified below. The executive officers of the Company are elected annually by the Company's Board of Directors. The Bank has entered into employment agreements with all the executive officers named below.


         Name                      Position With Holding Company and Bank
----------------------           ----------------------------------------

Larry G. Gillie                  President and Chief Executive Officer

Paul A. Larsen                   Senior Vice-President, Treasurer, Chief
                                 Financial Officer, and Corporate
                                 Secretary

Allen J. Bishop                  Senior Vice-President, Marketing Manager

Steven J. Messerschmidt          Senior Vice-President, Operations
                                 Manager

Lawrence J. Schmidt              Senior Vice-President, Administrative
                                 Manager

Joseph H. Tillotson              Senior Vice-President, Lending Manager

    Larry G. Gillie, age 56, became the Company's President and Chief Executive Officer on March 1, 1994. Until that time, he had been the Company's Executive Vice President since its formation. He also became the President and Chief Executive Officer of the Bank on March 1, 1994, after having served as the Executive Vice President of the Bank since January 17, 1990. Mr. Gillie joined the Bank in 1987. Prior to joining the Bank, Mr. Gillie was the President of Northbrook Bank, Northbrook, Illinois, from 1979 to 1986.

    Paul A. Larsen, age 47, joined the Company in March of 1995 as Senior Vice-President, Chief Financial Officer and Treasurer, and serves in a similar capacity for the Bank. Mr. Larsen has over 25 years of financial management and treasury operations experience within the commercial banking environment.

    Allen J. Bishop, age 49, was named Senior Vice-President of the Company and the Bank in March, 1995. He joined the Bank in August of 1992 as Marketing Manager. Mr. Bishop has over 23 years experience in bank marketing and advertising.

    Steven J. Messerschmidt, age 45, was named Senior Vice-President of the Company and the Bank in March, 1995. He joined the Bank in April of 1993 as Operations Manager. Mr. Messerschmidt has over 21 years experience in retail banking operations.

    Lawrence J. Schmidt, age 44, joined the Company and the Bank in November, 1995 as Senior Vice-President, Administrative Manager. Mr. Schmidt has 20 years experience in a commercial bank environment, with emphasis on commercial lending, loan review and strategic planning.

    Joseph H. Tillotson, age 52, was named a Senior Vice-President of the Company and the Bank in March, 1995. He joined the Bank in March of 1993 as Lending Manager. Mr. Tillotson has over 27 years of lending and operations experience in banking.


Item 2.    PROPERTIES
---------------------
    The Company owns the building and land for its headquarters which is located at 749 Lee Street, Des Plaines, Illinois, and which opened in 1954. At December 31, 1996, this property had 19,575 square feet and a net book value of approximately $2.7 million. The Company also owns the land for its employee parking lot located at 761 Graceland Street, Des Plaines, Illinois. On the same date, this location had a net book value of approximately $19,000.

    In March, 1994, the Company acquired the Arlington Heights branch of the former Irving Federal Bank, F.S.B. from the Resolution Trust
Corporation. The building contains approximately 14,260 square feet. At December 31, 1996, the net book value of the land and the building was approximately $2.7 million.

    In March of 1995, the Company opened its new branch office in Schaumburg, Illinois. The office has approximately 9,800 square feet of space and is situated on a 1.6 acre parcel. At December 31, 1996 the net book value of the land and the building was approximately $2.8 million.



Item 3.    LEGAL PROCEEDINGS
----------------------------

    The Company is involved as plaintiff or defendant in various legal actions arising in the normal course of its business. While the ultimate outcome of these various legal proceedings cannot be predicted with certainty, it is the opinion of management that the resolution of these legal actions should not have a material effect on the Company's consolidated financial position or results of operations.

Item 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
--------------------------------------------------------------

    No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the quarter ended December 31, 1996.



                                  PART II
                                  -------

Item 5.    MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
---------------------------------------------------------------
           SECURITY HOLDER MATTERS
           -----------------------

    As of March 5, 1997, there were 660 holders of record of FirstFed Bancshares, Inc. common stock, and an estimated 1,700 holders of its stock in "street name."

    The common stock of FirstFed Bancshares, Inc. is traded on the National Association of Securities Dealers Automated Quotation System (Nasdaq) National Market System under the symbol FFDP.

    The table below shows the reported high and low sales prices and dividends (split adjusted) during the periods indicated. The common stock began trading on June 30, 1992.

  1996   Dividend   High      Low        1995   Dividend   High      Low
-------  --------   -----   ------     -------  --------  ------   ------
1st Qtr.   $.07    $14.67   $14.00     1st Qtr.   $.07    $13.17   $11.35
2nd Qtr.   $.10    $18.00   $14.35     2nd Qtr.   $.07    $13.17   $12.00
3rd Qtr.   $.10    $17.50   $16.25     3rd Qtr.   $.07    $14.00   $12.58
4th Qtr.   $.10    $17.50   $16.50     4th Qtr.   $.07    $15.17   $13.35

Year end closing price =    $17.25     Year end closing price =    $14.17

    The Annual Meeting of Stockholders of FirstFed Bancshares, Inc. will be held at 10:00 a.m. on Tuesday, April 22, 1997 at the following location:
           Casa Royale
           783 Lee Street
           Des Plaines, Illinois 60016

Stockholders are welcome to attend.

    Investor information or a copy of the FirstFed Bancshares, Inc. annual report on From 10-K, filed with the Securities and Exchange Commission, is available without charge by writing to Larry G. Gillie, President, or Paul A. Larsen, Sr. Vice President and Treasurer, at the corporate office:
           FirstFed Bancshares, Inc.
           749 Lee Street
           Des Plaines, Illinois 60016
           (847)294-6500

    The following companies make a market in FFDP common stock:
      ABN Amro Chicago Corporation         Howe Barnes Investments, Inc.
      Chicago Capital, Inc.                M.A. Schapiro
      Herzog, Heine, Geduld, Inc.          Stifel Nicolaus & Co., Inc.

    The dividend reinvestment and stock purchase plan offers stockholders an opportunity to automatically make full or partial dividend reinvestments and make optional cash purchases between $25 and $5,000 each quarter, with no commission charges.

    Inquiries regarding stock transfer, registration, lost certificates or changes in name and address should be directed to the stock transfer agent and registrar by writing:
           Harris Trust and Savings Bank
           Shareholder Services
           P.O.Box A-3504
           Chicago, Illinois 60690-3504
           (312) 360-5201

       Corporate Office:     FirstFed Bancshares, Inc.
                             749 Lee Street
                             Des Plaines, Illinois 60016
                             (847) 294-6500

       Corporate Counsel:    Barack, Ferrazzano, Kirschbaum, Perlman &
                                  Nagelberg
                             333 W. Wacker Drive   Suite 2700
                             Chicago, Illinois 60606

       Independent Auditor:  Crowe, Chizek and Company LLP
                             One Mid America Plaza   Suite 800
                             Oak Brook, Illinois 60522

       Internet address:     http://www.firstfedbank.com

       First Federal Bank Offices:
                             749 Lee Street
                             Des Plaines, Illinois 60016
                             (847) 294-6500

                             770 W. Dundee Road
                             Arlington Heights, Illinois 60004
                             (847) 577-8100

                             2601 W. Schaumburg Road
                             Schaumburg, Illinois 60194
                             (847) 798-2800

Item 6.    SELECTED FINANCIAL DATA
----------------------------------


                  SELECTED CONSOLIDATED FINANCIAL INFORMATION
                            (Dollars In Thousands)

       December 31,                           1996          1995          1994          1993          1992
       --------------------------------------------------------------------------------------------------------
       SELECTED FINANCIAL CONDITION DATA:
           Total Assets                     $541,169      $622,500      $523,213      $394,122      $388,174
           Loans Receivable (Net) (1)        338,545       331,017       346,960       244,604       224,747
           Total Investments                 172,876       255,418       152,471       138,235       152,205
           Non-Earning Assets                 16,910        18,716        17,006         8,479         8,419
           Deposits                          402,090       454,656       409,640       327,127       317,916
           Borrowed Money                     78,690        97,835        47,000           ---           ---
           Non-Interest Bearing Liabilities   10,445        12,332         9,726         6,836         7,130
           Stockholders' Equity (2)           49,944        57,678        56,847        60,159        63,128

       SELECTED OPERATIONS DATA:
           Total Interest Income            $ 42,377      $ 40,854      $ 30,749      $ 28,739      $ 30,347
           Total Interest Expense             29,241        26,727        16,314        13,754        17,487
                                            --------      --------      --------      --------      --------
              Net Interest Income             13,136        14,127        14,435        14,985        12,860
           Provision for Possible Loan Losses  1,397           644           360           120            84
                                            --------      --------      --------      --------      --------
           Net Interest Income After Provision
              for Possible Loan Losses        11,739        13,483        14,075        14,865        12,776
           Total Non-Interest Income           4,241         1,217         1,020           569           527
           Special SAIF Assessment             3,033           ---           ---           ---           ---
           Total Non-Interest Expense         10,818        10,722         9,490         7,928         6,910
                                            --------      --------      --------      --------      --------
           Income Before Income Tax Expense    2,129         3,978         5,605         7,506         6,393
           Income Tax Expense                    540         1,367         1,985         2,514         2,332
                                            --------      --------      --------      --------      --------
           Net Income                       $  1,589      $  2,611      $  3,620      $  4,992      $  4,061
                                            ========      ========      ========      ========      ========

       (1) Includes loans held for securitization.

       (2) Under applicable provision of the Internal Revenue Code, the Company deducted for tax purposes loan loss provisions which exceeded its financial statement loan loss provisions. Accordingly, retained earnings at December 31, 1996 included approximately $9.3 million for which no liability for federal taxes has been recorded.

                   SELECTED FINANCIAL RATIOS AND OTHER DATA
                            (Dollars In Thousands)

       Year Ended December 31,                1996          1995          1994          1993          1992
       --------------------------------------------------------------------------------------------------------
       PERFORMANCE RATIOS:
           Return on Assets (Ratio of Net
             Income to Average Total Assets)  0.26%         0.46%         0.80%         1.29%         1.08%

           Return on Assets prior to special
             SAIF assessment                  0.58%         0.46%         0.80%         1.29%         1.08%

           Interest Rate Spread Information:
             Average During Year              1.72          2.08          2.78          3.25          2.69
             End of Year                      2.41          1.86          2.63          2.33          2.72

           Net Interest Margin                2.22          2.59          3.28          3.98          3.47

           Ratio of Operating Expenses
             to Average Total Assets          2.29          1.90          2.10          2.05          1.83

           Ratio of Operating Expenses to Avg.
             Total Assets, prior to special
             SAIF assessment                  1.79          1.90          2.10          2.05          1.83

           Ratio of Net Interest Income to
             Non-Interest Expenses            0.95x         1.32x         1.52x         1.89x         1.86x

           Ratio of Net Interest Income to
             Non-Interest Expenses, prior to
             special SAIF assessment          1.21x         1.32x         1.52x         1.89x         1.86x

           Primary Earnings per Share        $0.45         $0.67         $0.87         $1.09         $0.48

           Primary Earnings per Share, prior to
             special SAIF assessment         $1.00         $0.67         $0.87         $1.09         $0.48

           Return on Stockholders' Equity (Ratio
             of Net Income to Average Equity) 2.94%         4.67%         6.13%         8.12%         8.30%

           Return on Stockholders' Equity prior
             to special SAIF assessment       6.57%         4.67%         6.13%         8.12%         8.30%

           Dividend Payout Ratio             82.22%        40.30%        37.93%        91.74%         n/a



      ASSET QUALITY RATIOS:
           Non-Performing Assets to Total
             Assets at End of Year            0.16%         0.11%         0.04%         0.11%         0.11%

           Allowance for Possible Loan Losses
             to Non-Performing Loans          1.66x         2.02x         7.60x         3.77x         3.46x


       CAPITAL RATIOS:
           Stockholders' Equity of Total
             Assets at End of Year            9.23%         9.27%        10.86%        15.26%        16.26%

           Average Stockholders' Equity to
             Average Assets                   8.92          9.92         13.05         15.95         12.97

           Ratio of Average Interest-Earning
             Assets to Average Interest-
             Bearing Liabilities              1.10x         1.11x         1.14x         1.20x         1.16x


       OTHER DATA:
           Facilities:
             Number of Full-Service Offices     3             3             2             1             1

Item 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
-----------------------------------------------------------------------
           AND RESULTS OF OPERATIONS
           -------------------------


FINANCIAL OVERVIEW
==================
    Total assets of the Company decreased to $541.2 million at December 31, 1996, or 13.1% from year end 1995. During 1996, $242.6 million in securities were sold, generating gains of $2.6 million. These funds were used to generate new loans, including new commercial and commercial real estate loans. Also, $69 million in 7.8% certificates of deposit offered in connection with the opening of the Schaumburg facility matured, which were partially offset by increases to deposit products in the amount of $16.4 million. At the same time, the Company was able to repay borrowings of $19.1 million.

    For the year ending December 31, 1996, the Company recorded earnings of $3,549,000, before the effect of the one-time special assessment to recapitalize the Savings Association Insurance Fund (SAIF), in the amount of $1,960,000, net of taxes. This represents a 36.0% increase in net income from the $2,610,550 earned in 1995. The Bank remained a well-capitalized institution, exceeding all current minimum regulatory capital requirements.


STOCK REPURCHASE PROGRAMS AND DIVIDENDS
=======================================
    On May 15, 1996, the Company effected a three-for-two stock split payable in the form of a one-for-two stock dividend. The regular quarterly dividend rate remained at $.10 per share post-split, representing a 50% increase in the dividend rate as a result of the split. The Company paid four regularly quarterly dividends during 1996, and has announced a $.10 per share dividend for the first quarter of 1997.

    During 1996, the Company announced its eighth and ninth stock repurchase programs, for a total of 300,000 shares. Both buyback programs are now completed, at an average price of $17.04.


NON-RECURRING EXPENSE
=====================
    In 1996, the Company terminated its defined benefit pension plan which covered substantially all employees, and distributed all proceeds to the participants. In 1995, an estimated curtailment expense for the termination was recorded in the amount of $271,000, and in 1996, an additional expense of $30,000 was recorded when the final determination was made.

    On September 30, 1996, legislation was signed authorizing the recapitalization of the SAIF through a one-time special assessment of
65.7 basis points. The Bank recorded this expense, in the amount of $3,033,000 during 1996. Beginning January, 1997, management expects an annual reduction in deposit insurance premiums of approximately $750,000, assuming stable deposit levels.



GENERAL
=======
    On June 30, 1992, the Bank converted from a federally chartered mutual savings bank to a federally chartered stock savings bank. The

Bank issued all of its common stock to the Company, and concurrently, the Company issued 3,220,000 shares of Common Stock at $10 per share, pre-split, all pursuant to a plan of conversion (the "Conversion"). As part of the Conversion, proceeds were used to purchase the stock of the Bank.

    The Company's business activities currently consists of ownership of the Bank, and investments in other equity securities. The Bank's principal business activities consist of attracting deposits from the public and investing these deposits, together with funds generated from operations and borrowings, primarily in loans secured by mortgages on one-to-four family residences, consumer loans, commercial real estate and commercial loans, investment securities and mortgage-backed securities. The Bank's deposit accounts are insured to the maximum allowable by the Federal Deposit Insurance Corporation (the "FDIC").

    The Bank's results of operation are dependent primarily on net interest income, which is the difference between the interest earned on its loans, mortgage-backed securities and investment securities portfolios, and the interest paid on deposits and borrowed funds. The Bank's operating results are also affected, to a lesser extent, by loan commitment fees, deposit related charges and other income. Operating expenses of the Bank include employee compensation and benefits, equipment and occupancy costs, federal deposit insurance premiums and other administrative expenses.

    The Bank's results of operations are further affected by economic and competitive conditions, particularly changes in market interest rates. Results are also affected by monetary and fiscal policies of federal agencies, and actions of regulatory authorities.

    The Company's basic mission is to continue to serve its local communities by offering profitable financial services. In seeking to accomplish this mission, management is committed to (i) maintaining tangible capital in excess of regulatory requirements, (ii) maintaining high asset quality, (iii) maximizing interest rate spread, and (iv) managing exposure to interest rate risk.

    The following information for the Company is presented on a consolidated basis. Except as the context otherwise requires, references to the "Company" refer to the Company, the Bank, and the Bank's subsidiary, First Insurance Agency, Inc. The discussion and analysis that follows should be read in conjunction with the financial statements, notes, and tables presented herein. The information provided below has been rounded in order to simplify presentation. However, ratios and percentages are calculated using the detailed financial information.


BUSINESS STRATEGY
=================
    The key components of management's business strategy are as follows:

BALANCE SHEET STRUCTURE AND INTEREST RATE RISK MANAGEMENT
---------------------------------------------------------
    Management of the Company has undertaken a restructuring of the balance sheet of the Bank from a traditional thrift to that of a full service community bank. As part of this effort, in December 1995, management securitized with FHLMC, the conforming portfolio of 15 and 30 year fixed rate single family residential mortgage loans totaling approximately $116 million. At that time, the Bank had 73% of its balance sheet in fixed rate assets. It is management's goal to have no more than 50% of total assets in fixed rate instruments.

    In 1996, the Company sold over $93 million in 15 and 30 year fixed rate mortgage-backed securities, generating net gains of over $2.6 million, or approximately $1.5 million after related taxes. In December 1996, the Bank securitized another $61 million in fixed rate and balloon mortgages with FHLMC, and may sell them in 1997 to meet liquidity needs.

    Because of the securitizations of loans in 1995 and 1996, at December 31, 1996 there were $10.1 million of loans remaining in the portfolio which were conforming and could be securitized. In 1997, unless there is a significant change in circumstances, additional material securitizations are not expected to occur.

    Redeploying the funds from these sales into variable rate investments and higher yielding commercial and commercial real estate loans enables the Bank to remain flexible in volatile interest rate markets.


CONTROL OF OPERATING EXPENSE
----------------------------
    Management continues to focus on controlling non-interest expenses by implementing cost controls on all aspects of the Bank's operations. During 1996, operating expenses (prior to the one-time SAIF assessment) was $10,671,000. For 1995, operating expenses (net of two non-recurring items discussed below in "Comparison of Operating Results for the Years Ended December 31, 1996 and December 31, 1995 -- Non-Interest Expense"), was $10,327,000. This represents an increase of $344,000, or 3.3% from 1995. Most of this increase can be attributed to the operation of the Schaumburg location, opened in March of 1995. It is management's intent to continue to closely monitor non-interest expenses.


DEPOSIT BASE
------------
    The Company attracts both short-term and long-term deposits from the Company's primary market area by offering a wide assortment of accounts and rates. The Company offers regular passbook and statement savings accounts, checking accounts (both interest bearing and non-interest bearing), money market accounts, fixed interest rate certificates of deposits with varying maturities, and individual retirement accounts.

    Deposit account terms vary, according to the minimum balance required, the time period the funds must remain on deposit and the interest rate, among other factors. In March of 1995, the Company offered for one day, a certificate of deposit promotion in conjunction with the grand opening of its new Schaumburg location. Approximately $69 million was deposited, at a rate of 7.8%. These certificates matured in September of 1996, and concurrently, the Company offered a new Preferred Money Market product. The product has been successful, with a rate that is competitive, but lower than 7.8%, which helped the Company's net interest margin to improve during the last quarter of 1996.

    In setting rates, the Company regularly evaluates (i) its investment and lending opportunities, (ii) its internal costs of funds, (iii) the rates offered by competing institutions and (iv) its liquidity position. In order to decrease the volatility of its deposits, the Company imposes penalties on early withdrawal on its certificates of deposit. The Company does not have any brokered deposits and has no present intention to accept or solicit such deposits.

    The Company believes that non-certificate accounts can provide relatively low cost funds and accordingly, the Company introduces promotions to attract new checking accounts, and has begun offering new services to make these accounts more desirable such as Telephone Access

Banking and Debit Card, both of which have been extensively utilized by customers.


LENDING PRODUCTS
----------------
    The principal lending activity of the Bank historically has been originating first mortgage loans for its portfolio, secured by owner occupied one- to four-family residential properties located in its primary market area. The Bank also offers a wide selection of consumer loans.

    Beginning late in 1995, and continuing into 1996, the Bank began a major balance sheet restructuring project, to enable it to evolve into a full-service commercial bank. The Bank now offers multi-family structure loans, commercial loans, commercial real estate loans and commercial leases, and intends to focus on this type of lending going forward. At the end of 1996, the Bank securitized $61 million of fixed rate and balloon portfolio loans with FHLMC. These loans were classified as securities at December 31, 1996. Management may sell these securities in 1997, depending on liquidity needed to originate higher yielding consumer and commercial loans. The Company also invests in mortgage-backed and related securities to supplement its lending activities and to assist in asset/liability management.


FINANCIAL CONDITION
===================

    Total consolidated assets of the Company decreased $81.3 million, or 13.1% from $622.5 million at December 31, 1995 to $541.2 million at December 31, 1996. This decrease can be attributed to the restructuring that occurred on both sides of the balance sheet. Fixed rate mortgage-backed securities were sold and partially replaced by commercial loans and adjustable rate mortgages and mortgage-backed securities. On the liability side, borrowings decreased, as did longer term certificates of deposit. Also, the 7.8% certificates of deposit opened as part of the Grand Opening of the Schaumburg office matured. The Company has seen an increase in shorter term deposit products such as the Preferred Money Market account, which carries a lower rate of interest.

    Loans originated during the year ended December 31, 1996 totaled $127.1 million, of which 46% were residential mortgages, and 22% were commercial real estate loans, commercial loans, and commercial leases, and 32% were consumer loans. Of the first mortgage loans originated, 24% were fixed rate, and the balance were balloons and adjustables. As part of the balance sheet restructuring project, management is focusing more on commercial lending. The Bank's mortgage loan originations are made up of mostly adjustable rate and balloon products which have shorter maturities, than 15 and 30 year fixed rate instruments. The Bank securitized $61 million of fixed rate and balloon loans in December 1996, resulting in net loans receivable increasing $7.6 million, or 2.3% from $332.4 million at December 31, 1995, to $340 million at December 31, 1996. The $61 million of securitized loans were classified as mortgage-backed securities available-for-sale at December 31, 1996. Loans originated for the year ended December 31, 1995 totaled $174.3 million, of which 76% were mortgages, 23% were consumer, and 1% was a commercial real estate loan. Of the first mortgage loans originated in 1995, 55% were fixed rate, and the balance were balloons and adjustable.

    Total non-performing loans as of December 31, 1996 increased to $856,000 or 0.2% of total assets. At December 31, 1995, non-performing loans were $681,000 or 0.1% of total assets. Historically this number is at the high end of the range, but below the rate experienced by the Bank's peer group. Management believes the allowance for possible loan losses to be adequate. Furthermore, 70% of non-performing loans were one-to-four family residential mortgages, and the Bank has not incurred any losses on such mortgages within the last five years.

    Mortgage-backed and other mortgage-related securities decreased $92.2 million or 45.2% from December 31, 1995. During 1996, proceeds from the sales of fixed rate mortgage-backed securities as well as principal payments and other securities maturities totaling $252.1 million, were used to purchase $101.4 million in predominantly adjustable rate mortgage-backed securities. At December 31, 1996, $61 million of newly securitized loans are held in the mortgage-backed portfolio, as available-for-sale. Non mortgage-backed securities increased $7.3 million or 15.8% from December 31, 1995. Most of the securities purchased were U.S. Treasury and Government Agency Obligations. At December 31, 1996, mortgage-backed and other securities comprised 31% of total assets.

    Deposits decreased to $402.1 million at December 31, 1996, from $454.7 million at December 31, 1995, a decrease of $52.6 million or 11.6%. This decrease was a direct result of $69 million in maturing 7.8% certificates of deposit, partially offset by increases in a new Preferred Money Market product, and growth in both non-interest bearing checking accounts and short-term certificates of deposit.

    Short-term borrowings (due within one year) decreased $16.7 million from the December 31, 1995 balance of $70.4 million to $53.7 million at December 31, 1996. Long-term borrowings, all of which are Federal Home Loan Bank advances, have also decreased $2.4 million, or 9.0% since year end 1995.

    Book value per common share decreased to $16.30 at December 31, 1996 from $16.55 at December 31, 1995. This was due to the one-time SAIF special assessment, and the change in the unrealized gain on securities available-for-sale, from a gain of $1.7 million at December 31, 1995, to a gain of $.5 million at December 31, 1996. Earnings per share increased from $.67 for the year ended December 31, 1995, to $1.00 for the year ended December 31, 1996, without the effect of the one-time SAIF special assessment.



RESULTS OF OPERATIONS
=====================
    The Bank's results of operations depend primarily on the level of its net interest income and its ability to generate non-interest income and control non-interest expense. Net interest income is a function of the volume of interest-earning assets and interest-bearing liabilities, and the interest rates paid on them.


COMPARISON OF OPERATING RESULTS FOR THE YEARS ENDED DECEMBER 31, 1996
=====================================================================
AND DECEMBER 31, 1995
=====================

GENERAL
-------
    Net income for the year ended December 31, 1996 was $1,589,000 compared to $2,611,000 for the year ended December 31, 1995, a decrease of $1,022,000 or 39.1%. This decrease included the one-time special assessment to recapitalize the SAIF, in the amount of $3,033,000, pre tax. This non-recurring charge was offset by net gains on the sales of securities of approximately $2.5 million, or $1.5 million, after related taxes.

    During 1995, two non-recurring items were recorded. They were $271,000 for the estimated unfunded liability of the Defined Benefit Plan, and $124,000 for compensation to former officers, less related taxes.

    Without the effect of these non-recurring items, net income for 1996 would have been $3,465,000, compared to $2,852,000 for 1995, an increase of $615,000 or 21.6%. This increase can be attributed to gains on sales of securities and increases in other non-interest income of $3,025,000, offset by a decrease in net interest income of $990,000, an increase in the provision for possible loan losses of $753,000, an increase in non-interest expense of $464,000, and an increase in taxes of $206,000 (prior to the tax effect on the non-recurring items.)


INTEREST INCOME
---------------
    Interest income increased by $1,523,000 or 3.7% to $42,377,000 for the year ended December 31, 1996 as compared to $40,854,000 for the year ended December 31, 1995, even though the yield on average earning assets decreased 36 basis points to 7.2% for 1996, as compared to a 7.5% yield for 1995. See the "Volume/Rate Analysis" section, below.

    Contributing to the decrease in yield was the restructuring of the balance sheet, which resulted in a greater amount of adjustable rate mortgage-backed securities as compared to last year. Management has begun to convert these securities to higher yielding loans. The Bank started operating a new Commercial Lending Department, and it is expected that these types of loans will become an increasing portion of the total loan portfolio. The following table illustrates the increase in yield on average earning assets the Company has experienced for each quarter of 1996 due mainly to the balance sheet restructuring:

                                               FOR THE INDICATED
                                                QUARTER OF 1996
                                          1st     2nd     3rd     4th
                                         ------  ------  ------  ------
YIELD ON AVERAGE EARNING-ASSETS           7.09%   7.01%   7.15%   7.34%


INTEREST EXPENSE
----------------
    Interest expense increased by $2,514,000 or 9.4% to $29,241,000 for the year ended December 31, 1996 as compared to $26,727,000 for the year ended December 31, 1995. This increase can be attributed primarily to an increase in the average amount of borrowed money, from $47,800,000 for 1995, to $107,900,000 for 1996. The cost of total interest-bearing liabilities remained constant, at 5.4% for 1996 and 1995. See the "Volume/Rate Analysis" section. below.

    The following table illustrates the decrease in costs of average interest-bearing liabilities the Company has experienced for each quarter of 1996. During September 1996, the maturity of $69 million in certificates of deposit took place.

                                               FOR THE INDICATED
                                                QUARTER OF 1996
                                          1st     2nd     3rd     4th
                                         ------  ------  ------  ------
COST OF AVERAGE INTEREST-BEARING
                     LIABILITIES          5.56%   5.50%   5.45%   5.11%

PROVISION FOR POSSIBLE LOAN LOSSES
----------------------------------
    The provision for possible loan losses totaled $1,397,000 for the year ended December 31, 1996, compared to $644,000 for the year ended December 31, 1995. Of this $753,000, or 116.9% increase, $242,000 was related to new commercial real estate loans, for which the Company establishes a provision for possible losses at the time the loans are recorded. The balance of this increase resulted from a decision by management to increase the loan loss allowance in light of recent higher write-off experience on credit cards. The Bank, and the banking industry as a whole, is beginning to see more credit card charge-offs resulting from personal bankruptcies. For the year ended December 31, 1996, 42% of all of the charge-offs experienced by the Company were related to personal bankruptcies. Management regularly conducts a review of its loan portfolio, write-off experience and adequacy of allowance. During 1997, management intends to provide the greater of $100,000 or charge-offs on a monthly basis, to maintain the allowance at a level management feels is adequate.


NET INTEREST INCOME AFTER PROVISION FOR POSSIBLE LOAN LOSSES
------------------------------------------------------------
    Net interest income after provision for possible loan losses decreased by $1,743,000 or 12.9% to $11,739,000 for the year ended December 31, 1996 as compared to $13,483,000 for the year ended December 31, 1995. The average net interest rate spread for 1996 was 1.7% compared to 2.1% for 1995. The following table illustrates the increases in interest spread and net interest margin the Company has experienced for each quarter of 1996, due to the balance sheet restructuring, including the maturity of the 7.8% certificates of deposit:

                                               FOR THE INDICATED
                                                QUARTER OF 1996
                                          1st     2nd     3rd     4th
                                         ------  ------  ------  ------
NET INTEREST SPREAD                       1.53%   1.51%   1.70%   2.23%
NET INTEREST MARGIN                       2.05%   1.99%   2.16%   2.67%


NON-INTEREST INCOME
-------------------
    Non-interest income increased by $474,000 or 38.9% to $1,690,000 for the year ended December 31, 1996 as compared to $1,217,000 for the year ended December 31, 1995, prior to net gains on the sale of securities in 1996 of $2,551,000. The year ended December 31, 1995 produced a net loss on the sale of securities of $53,000. Most of the balance of the increase in non-interest income was attributable to recognition of loan servicing fees, which increased $335,000 or 76.3%. Deposit related fees and charges also increased $96,000 or 19.5%, as there has been a general increase in fees charged for various Bank services since last year.


NON-INTEREST EXPENSE
--------------------
    Non-interest expense was $13,852,000 for 1996, compared to $10,722,000 for 1995, an increase of $3,131,000 or 29.2%. In 1995, there were two non-recurring items recorded. They were $271,000 for the estimated unfunded liability of the Defined Benefit Plan, and $124,000 for compensation to former officers, less related taxes. During 1996, a non-recurring expense was recorded for $30,000, representing the final unfunded liability as a result of the termination of the Defined Benefit Plan. The final determination was higher than anticipated due to a decrease in interest rates between the termination announcement date of

January 5, 1995, and the date the final distribution was made on May 29, 1996. Also recorded in 1996, was $3,033,000 for the one-time assessment to recapitalize the SAIF insurance fund, at 65.7 basis points. Without giving consideration to these items, non-interest expense increased $344,000 or 3.3%, from $10,327,000 for 1995, to $10,671,000 for 1996.
Most of this increase can be attributed to the operation of the Schaumburg location, opened in March of 1995.


INCOME TAX EXPENSE
------------------
    Income tax expense decreased $827,000 or 60.5%, to $540,000 for the year ended December 31, 1996, compared to $1,367,000 for the year ended December 31, 1995, due to the decrease in income as a result of the SAIF special assessment.


COMPARISON OF OPERATING RESULTS FOR THE YEARS ENDED DECEMBER 31, 1995
======================================================================
AND DECEMBER 31, 1994
=====================

GENERAL
-------
    Net income for the year ended December 31, 1995 was $2,611,000 compared to $3,620,000 for the year ended December 31, 1994, a decrease of $1,009,000 or 27.9%. There were two non-recurring items that were recorded in 1995. Additional pension expense of $271,000 was recorded to reflect the curtailment of the Bank's defined benefit plan, and $124,000 in additional compensation expense was incurred due to payouts made to two former officers of the Bank. The balance of the decrease in net income was due primarily to a decrease in net interest income after provision for possible loan losses of $592,000, and an increase in non-interest expenses of $837,000, offset by an increase in non-interest income of $197,000, and a decrease in income taxes of $618,000.


INTEREST INCOME
---------------
    Interest income for the year ended December 31, 1995 increased by $10,105,000, or 32.9% to $40,854,000 as compared to $30,749,000 for
1994. The yield on earning assets increased 40 basis points to 7.5% for 1995, as compared to a 7.0% yield for 1994, due to higher average balances in 1995 of mortgage loans and mortgage-backed and related securities. Of the $10.1 million increase, $8.6 million can be attributed to higher volume, and $1.5 million can be attributed to rate. See Volume/Rate Analysis section, below.


INTEREST EXPENSE
----------------
    Interest expense increased by $10,413,000, or 63.8% to $26,727,0000 for the year ended December 31, 1995 as compared to $16,314,000 for the year ended December 31, 1994. Deposit costs increased to 5.4% for the year ended December 31, 1995 compared to 4.2% for 1994, an increase of 119 basis points. Deposit volume also increased by 11.0% from $409,600,000 at December 31, 1994 to $454,700,000 at December 31, 1995.
Interest expense declined substantially in the fourth quarter of 1996, as the certificates of deposit opened during the Grand Opening promotion of the Schaumburg location (which carried a rate of 7.8%) mature. Interest expense on borrowed funds was $3,017,000 for 1995 with an average cost of 6.3% for the year. For 1994, interest expense on borrowed money was $910,000 with an average cost of 5.9% for the year.

PROVISION FOR POSSIBLE LOAN LOSSES
----------------------------------
    The provision for possible loan losses totaled $644,000 for the year ended December 31, 1995 compared to $360,000 for the year ended December 31, 1994. This 78.9% increase resulted from a decision by management to increase the possible loan loss allowances in light of higher write-off experiences in the Bank's credit card portfolio, as well as a general rise in charge-offs industry-wide. Management regularly conducts a review of its loan portfolios and write-off experiences, and believes the reserves are adequate at this time. In addition, $44,000 of the increase is related to the higher outstanding balance of commercial real estate loans.


NET INTEREST INCOME AFTER PROVISION FOR POSSIBLE LOAN LOSSES
------------------------------------------------------------
    Net interest income after provision for possible loan losses declined by $592,000, or 4.2% to $13,483,000 for 1995 compared to
$14,075,000 for 1994, as the average net interest rate spread also declined from 2.8% at December 31, 1994 to 2.1% at December 31, 1995. This narrowing of the spread is a direct result of the aforementioned certificate of deposit promotion. These certificate accounts carried a rate of 7.8% and matured in September of 1996. In addition, the yield curve flattened, from a slope of 138 at December 31, 1994 to a slope of 80 at December 31, 1995. The slope is the difference between rates paid on 30-year Treasury Notes and 6-month Treasury Bills. The smaller the slope, the flatter the yield curve.


NON-INTEREST INCOME
-------------------
    Non-interest income increased by $197,000 or 19.2% to $1,217,000 for 1995 from $1,020,000 for 1994. The increase of $89,000 in service charges on deposit accounts was the result of actively pursuing fees for services the Bank did not charge for in the past. The increase in other income of $61,000 was due to offering annuity products through the Bank's subsidiary, First Insurance Agency.


NON-INTEREST EXPENSE
--------------------
    Non-interest expense was $10,722,000 for the year ended December 31, 1995, compared to $9,490,000 for the year ended December 31, 1994, an increase of $1,231,000 or 13.0%. This increase included two non-recurring items, totaling $395,000, which were recorded in the second quarter of 1995. Excluding these items, non-interest expense was $10,327,000 for 1995, an increase of $836,000, or 8.9% over the same period in 1994. Non-interest expense (compensation, data processing, furniture and equipment, advertising and other expenses) related to the new Schaumburg location, which was not in operation in 1994, amounted to $704,000 for 1995. In addition, similar expenses for the Arlington office (which was not in operation during the first quarter of 1994) amounted to $226,000 for the first three months of 1995. Federal deposit insurance premium expense also increased as a result of higher balances of deposit accounts. Total advertising expense, on the other hand, decreased by $156,000 primarily due to a credit card promotion in 1994.

INCOME TAX EXPENSE
------------------
    Income tax expense decreased $618,000 or 3.1% to $1,367,000 for 1995, compared to $1,985,000 for 1994, due to the decrease in income.

NET INTEREST INCOME ANALYSIS
============================
    The following table presents, for the periods indicated, the total dollar amount of interest income from average interest-earning assets and the resultant yields, as well as interest expense on average interest-bearing liabilities, expressed both in dollars and rates.

                                                         Year ended December 31,
                                                         (Dollars in Thousands)
                         --------------------------------------------------------------------------------------
                                    1996                          1995                          1994
                         --------------------------    --------------------------    --------------------------
                         Average                       Average                       Average
                         Annual    Interest   Yield/   Annual    Interest   Yield/   Annual    Interest   Yield/
                         Balance  Earned/Paid  Rate    Balance  Earned/Paid  Rate    Balance  Earned/Paid  Rate
                         --------------------------    --------------------------    --------------------------
INTEREST-EARNING ASSETS:
  Loans Receivable       $349,790   $27,238   7.79%    $395,159   $31,145   7.88%    $283,843   $22,562   7.95%
  Other Mortgage-Backed
    & Related Securities  166,106    10,135   6.10       74,252     4,826   6.50       73,661     4,113   5.58
  Securities               68,163     4,443   6.52       67,311     4,356   6.47       72,655     3,746   5.12
  Other Investments         3,143       177   5.63        5,176       300   5.80        6,540       162   2.48
  FHLB Stock                5,663       384   6.78        3,406       227   6.66        2,791       166   5.95
                         --------------------------    --------------------------    --------------------------
TOTAL INTEREST-EARNING
  ASSETS                 $592,865   $42,377   7.15%    $545,304   $40,854   7.49%    $439,490   $30,749   7.00%
                         --------------------------    --------------------------    --------------------------

Fixed Assets               10,060                         9,276                         5,541
Other Assets                2,181                         9,017                         7,902
                         --------------------------    --------------------------    --------------------------

TOTAL ASSETS             $605,106                      $563,597                      $452,933
                         ========                      ========                      ========


INTEREST-BEARING LIABILITIES:
  Savings Accounts       $ 68,666   $ 1,717   2.50%    $ 70,795   $ 1,771   2.50%    $ 76,753   $ 1,918   2.50%
  NOW Accounts             21,889       391   1.79       23,897       414   1.73       23,432       439   1.87
  Money Markets            19,515       804   4.12       11,188       332   2.97       12,633       345   2.73
  Certificates            320,735    19,990   6.23      338,728    21,193   6.26      257,470    12,702   4.93
  FHLB Advances            89,630     5,368   5.99       46,033     2,915   6.33       15,405       910   5.91
  Other Borrowed Money     18,313       971   5.30        1,754       102   5.82          ---       ---    ---
                         --------------------------    --------------------------    --------------------------
TOTAL INTEREST-BEARING
  LIABILITIES            $538,748   $29,241   5.43%    $492,395   $26,727   5.43%    $385,693   $16,314   4.23%
                         --------------------------    --------------------------    --------------------------

Other Liabilities          12,367                        15,302                         8,150
                         --------------------------    --------------------------    --------------------------
  Total Liabilities       551,115                       507,697                       393,843
  Stockholders' Equity     53,991                        55,900                        59,090
                         --------------------------    --------------------------    --------------------------
TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY     $605,106                      $563,597                      $452,933
                         ========                      ========                      ========

Net Interest Income                 $13,136                       $14,127                       $14,435
Net Interest Rate Spread                      1.72%                         2.06%                         2.77%
Net Earning Assets       $ 54,117                      $ 52,909                      $ 53,797
Net Yield on Average
   Interest-Earning Assets                    2.22%                         2.59%                         3.28%
Average Interest-Earning
   Assets to Average
   Interest-Bearing
   Liabilities               1.10x                         1.11x                         1.14x

WEIGHTED AVERAGE YIELD ANALYSIS
===============================
    The following table sets forth the weighted average yields on the Company's interest-earning assets, the weighted average interest rates on interest-bearing liabilities and the interest rate spread between the weighted average yields and rates at the dates indicated.

  December 31,                       1996          1995          1994
  --------------------------------------------------------------------
  WEIGHTED AVERAGE YIELD ON:
     Loans Receivable                7.68%         7.65%         7.82%
     Mortgage-Backed and Mortgage-
        Related Securities           6.98          6.95          6.28
     Securities                      6.62          6.29          6.10
     Other Investments and
        FHLB Stock                   6.50          4.92          6.08
  Combined Weighted Average Yield
     on Interest-Earning Assets      7.46%         7.33%         7.30%


  WEIGHTED AVERAGE RATES PAID ON:
     Savings Accounts                2.50%         2.50%         2.50%
     NOW Accounts                    1.29          1.29          1.60
     Money Market Accounts           4.57          2.70          2.74
     Certificates                    5.83          6.41          5.33
     FHLB Advances                   5.91          5.95          6.35
     Other Borrowed Money            5.28          5.52           ---
  Combined Weighted Average Rate Paid
     on Interest-Bearing Liabilities 5.05%         5.47%         4.67%

  NET INTEREST RATE SPREAD           2.41%         1.86%         2.63%

VOLUME/RATE ANALYSIS
====================
    The following schedule presents the dollar amount of changes in interest income and interest expense for major components of interest-earning assets and interest-bearing liabilities. It distinguishes between the increase related to higher outstanding balances and that due to changes in interest rates. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to (i) changes in volume (i.e., changes in volume multiplied by old rate) and (ii) changes in rate (i.e., changes in rate multiplied by old volume.) For purposes of this table, changes attributable to both rate and volume, which cannot be segregated have been allocated proportionately to both changes.

                                                           (Dollars in Thousands)
                                            1996 vs. 1995                           1995 vs. 1994
                                     Increase (Decrease) Due To:             Increase (Decrease) Due To:
                                  ---------------------------------       ---------------------------------
                                                            Total                                   Total
                                                          Increase                                Increase
                                   Volume      Rate      (Decrease)        Volume      Rate      (Decrease)
    -------------------------------------------------------------------------------------------------------
    INTEREST-EARNING ASSETS:
        Loans Receivable           $(3,542)  ($   365)    $(3,907)        $ 8,781   ($   198)    $ 8,583
        Mortgage-Backed and
          Related Securities         5,587       (278)      5,309               33        680         713
        Securities                     110       ( 23)         87         (    234)       844         610
        Other Investments             (217)        94        (123)        (     26)       164         138
        FHLB Stock                     205       ( 48)        157               38         23          61
                                  --------------------------------        --------------------------------
    TOTAL INTEREST-EARNING
      ASSETS                       $ 2,143    $ ( 620)    $ 1,523          $ 8,592    $ 1,513     $10,105
                                  --------------------------------        --------------------------------


    INTEREST-BEARING LIABILITIES:
        Passbook Accounts         ($    54)   $     0    ($    54)        ($   147)   $     0    ($   147)
        NOW Accounts              (     38)        15    (     23)               8   (     33)   (     25)
        Money Markets                  310        162         472         (     41)        28    (     13)
        Certificates              (  1,111)     (  92)   (  1,203)           4,578      3,913       8,491
        FHLB Advances                2,648      ( 195)      2,453            1,949         56       2,005
        Other Borrowed Money           877      (   8)        869              102          0         102
                                  --------------------------------        --------------------------------
     TOTAL INTEREST-BEARING
       LIABILITIES                 $ 2,632    $ ( 118)    $ 2,514          $ 6,449    $ 3,964     $10,413
                                  --------------------------------        --------------------------------
     NET CHANGE IN
       INTEREST INCOME            ($   489)  ($   502)   ($   991)         $ 2,143   ($ 2,451)   ($   308)
                                  ================================        ================================

ASSET/LIABILITY MANAGEMENT
==========================
    In an attempt to manage the Bank's exposure to changes in interest rates, management closely monitors the Bank's interest rate risk. Management has an Asset/Liability Committee, consisting of senior officers, which meets monthly to review the Bank's interest rate risk position and make recommendations for adjusting such position. In addition, the Board reviews the Bank's position on a monthly basis, including simulations of the effect on the Bank's capital of various interest rate scenarios.

    In managing its asset/liability mix, the Bank may place greater or less emphasis on maximizing net interest margin than on better matching the interest rate sensitivity of its assets and liabilities in an effort to improve its capital, depending on the relationship between long and short-term interest rates, market conditions, and consumer preferences. Management believes that the increased net income resulting from a mismatch in the maturity of its assets and liability portfolios can, during periods of declining or stable interest rates, provide high enough returns to justify the increased exposure to sudden and unexpected increases in interest rates which can result from such a mismatch. As a result, the Bank may be somewhat more exposed to rapid increases in interest rates than some other institutions which concentrate principally on matching the duration of their assets and liabilities.


LIQUIDITY AND CAPITAL RESOURCES
===============================

LIQUIDITY
---------
    The Company's primary sources of funds are deposits, principal and interest payments on loans and mortgage-backed securities, and funds provided by other operations. While scheduled loan and mortgage-backed securities repayments and maturities of short-term investments are a relatively predictable source of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions, competition and the restructuring occurring in the banking industry.

    The Company's cash flows are a result of three principal activities: operating activities, investing activities and financing activities.
Net cash received in operating activities, primarily interest on loans and investments, less interest paid on deposits and borrowed funds, was $.5 million for the year ended December 31, 1996. Net cash received in investing activities was $75.1 million for the year ended December 31, 1996. Security sales and maturities generated $281.2 million while principal payments on mortgage-backed and related securities amounted to $37.9 million. Purchases of investment securities and mortgage-backed securities were $171.3 million, and loan originations, net of principal payments, were $70.1 million for the year. Net cash used in financing activities amounted to $81.9 million for the year ended December 31, 1996, and was accounted for mostly by the net decrease in short-term borrowings and deposits.

    The Company uses its liquidity to meet its ongoing commitments to fund maturing certificates of deposit and deposit withdrawals, repay borrowings, fund existing and continuing loan commitments, and pay operating expenses. At December 31, 1996, the Company had commitments to originate loans totaling $18.7 million, and its customers had approved but unused lines of credit totaling $64.5 million. The Company considers its liquidity and capital resources to be adequate to meet its foreseeable short and long-term needs. The Company expects to be able to fund or refinance, on a timely basis, its material commitments and long-term liabilities.


CAPITAL RESOURCES
-----------------
    At December 31, 1996, the Bank had core and tangible capital of $42.3 million or 7.9% of adjusted total assets, which was approximately $26.2 million and $34.3 million above the minimum capital requirements in effect on that date of 3.0% and 1.5%, respectively, of adjusted total assets. On December 31, 1996, the Bank had total risk-based capital of $43.7 million (including $42.3 million in core capital), or 16.6% of risk-weighted assets of $263.3 million. This amount was approximately $22.7 million above the 8.0% total risk-based capital requirement in effect on that date. For additional information, see Note 10 of the "Notes to the Consolidated Financial Statements".

IMPACT OF NEW ACCOUNTING STANDARDS
==================================
    In March 1995, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." SFAS No. 121 requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. However, SFAS No. 121 does not apply to financial instruments, core deposit intangibles, mortgage and other servicing rights, or deferred tax assets. The adoption of SFAS No. 121 in 1996 did not have a material effect of the Bank's income or financial condition.

    In May 1995, the FASB issued SFAS No. 122, "Accounting for Mortgage Servicing Rights." SFAS No, 122 requires an institution that purchases or originates mortgage loans and sells or securitized those loans with servicing rights retained to allocate the total cost of the mortgage loans to the mortgage servicing rights and the loan (without the mortgage servicing rights) based on their relative fair values. In addition, institutions are required to assess impairment of the capitalized mortgage servicing portfolio based on the fair value of those rights. SFAS No. 122 is effective for fiscal years beginning after December 15, 1995. Adoption of this statement did not have a material impact on the Bank's earnings or financial condition. SFAS No. 122 will be superseded by SFAS No. 125 after December 31, 1996.

    In November 1995, the FASB issued SFAS No. 123, "Accounting for Stock Based Compensation." This statement establishes financial accounting standards for stock-based employee compensation plans. SFAS No. 123 permits the Bank to choose either a new fair value based method or the current APB Opinion 25 intrinsic value based method of accounting for its stock based compensation agreements. SFAS No. 123 requires pro forma disclosures of net earnings and earnings per share computed as if the fair value based method has been applied in financial statements of companies that continue to follow current practice in accounting for such arrangement under Opinion 25. The disclosure provisions of SFAS No. 123 are effective for fiscal years beginning after December 15, 1995. The adoption of this statement will not have an effect on the earnings of financial position of the Bank.

    In June 1996, the FASB released SFAS No. 125, "Accounting for Transfers and Extinguishments of Liabilities." SFAS No. 125 provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. SFAS No. 125 requires a consistent application of a financial components approach that focuses on control. Under that approach, after the transfer of financial assets, an entity recognizes the financial and servicing assets it controls and the liabilities it has incurred and derecognizes liabilities when extinguished. SFAS No. 125 also supersedes SFAS No. 122 and requires that servicing assets and liabilities be subsequently measured by amortization in proportion to and over the period of estimated net servicing income or loss and requires assessment for asset impairment or increases obligation based on their fair values. SFAS No. 125 applies to transfers and extinguishments occurring after December 31, 1996 and early or retroactive application is not permitted. Because the volume and variety of certain transactions will make it difficult for some entities to comply, some provisions have been delayed by SFAS No. 127. Management anticipates that the adoption of SFAS No. 125 will not have a material impact on the financial condition or operations of the Bank.

    In August 1996, legislation was enacted requiring recapture of tax bad debt reserves accumulated after 1987 over a six-year period starting in 1996. However, the payment of the tax can be deferred in each of 1996 and 1997 if an institution originated at least the same average annual principal amount of mortgage loans that it originated in the six year prior to 1996. The impact of this legislation will not have a material effect on the financial position or operations of the Bank.

Item 8.    CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------


REPORT OF INDEPENDENT AUDITORS
==============================

                               CROWE CHIZEK
                               ------------

Board of Directors and Stockholders
FirstFed Bancshares, Inc.
Des Plaines, Illinois

    We have audited the accompanying consolidated statements of financial condition of FirstFed Bancshares, Inc. as of December 31, 1996 and 1995, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

    We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of FirstFed Bancshares, Inc. as of December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.



                                       /s/ Crowe, Chizek and Company LLP
                                       ---------------------------------
                                         Crowe, Chizek and Company LLP


Oak Brook, Illinois
February 10, 1997

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                 ==============================================

                                                        Dec. 31, 1996         Dec. 31, 1995
           ASSETS:                                      -------------         -------------
             Cash and cash equivalents:
               Cash on hand and in banks                $  1,615,938          $  1,849,042
               Interest-bearing deposits in other
                 financial institutions                   11,221,301            17,349,087
                                                        ------------          ------------
                                                          12,837,239            19,198,129

             Securities:
               Securities available-for-sale              53,751,464            46,414,309
               Mortgage-backed and related securities
                 available-for-sale                      111,934,620           204,169,123
               Federal Home Loan Bank stock                7,190,000             4,835,000
                                                        ------------          ------------
                                                         172,876,084           255,418,432

             Loans receivable, net:
               Loans receivable                          339,969,393           332,396,150
               Less allowance for possible loan losses     1,424,046             1,379,096
                                                        ------------          ------------
                                                         338,545,347           331,017,054

             Accrued interest receivable                   3,607,579             3,460,979
             Premises and equipment                        9,858,775            10,259,882
             Other assets                                  3,443,968             3,145,912
                                                        ------------          ------------
                                                        $541,168,992          $622,500,388
                                                        ============          ============
           LIABILITIES AND STOCKHOLDERS' EQUITY:
             Liabilities:
               Deposits
                  NOW and money market accounts         $ 70,001,700          $ 40,147,097
                  Savings accounts                        66,218,323            69,202,039
                  Certificates of deposit                265,869,708           345,306,767
                                                        ------------          ------------
                                                         402,089,731           454,655,903

               Short-term borrowings                      53,690,276            70,434,959
               Long-term borrowings from Federal Home
                 Loan Bank                                25,000,000            27,400,000
               Advances from borrowers for taxes and
                 insurance                                 3,724,465             5,495,748
               Accrued expenses and other liabilities      6,720,515             6,835,921
                                                        ------------          ------------
                                                         491,224,987           564,822,531
             Stockholders' equity
               Preferred stock - par value $.01 per share;
                 100,000 authorized shares; no shares
                 outstanding at December 31, 1996 and 1995       ---                   ---
               Common stock - par value $.01 per share;
                 5,000,000 authorized shares; 3,406,616
                 and 4,214,427 shares issued at December
                 31, 1996 and 1995, respectively              34,066                28,096
               Additional paid-in capital                 22,154,593            27,229,239
               Retained earnings                          33,990,384            39,373,445
               Treasury stock, 1996 - 343,300 shares;
                 1995 - 729,485 shares, at cost           (5,837,673)           (9,396,577)
               Unearned stock awards                         (73,485)              (96,805)
               ESOP loan                                    (858,071)           (1,198,165)
               Unrealized gain on securities
                 available-for-sale                          534,191             1,738,624
                                                        ------------          ------------
                                                          49,944,005            57,677,857
                                                        ------------          ------------

                                                        $541,168,992          $622,500,388
                                                        ============          ============

           See notes to consolidated financial statements


             CONSOLIDATED STATEMENTS OF INCOME
             =================================

                                                                Years ended December 31,
                                                     1996                 1995                 1994
                                                 -----------          -----------          -----------

  INTEREST INCOME
    Loans receivable                             $27,237,551          $31,145,107          $22,562,423
    Mortgage-backed and related securities        10,134,901            4,826,369            4,112,751
    Securities                                     4,147,715            4,086,127            3,745,182
    Other interest and dividend income               857,133              856,167              328,149
                                                 -----------          -----------          -----------
                                                  42,377,300           40,853,770           30,748,505

  INTEREST EXPENSE
    Deposits                                      22,901,712           23,710,237           15,403,839
    Advances from Federal Home Loan Bank           5,367,770            2,914,725              909,883
    Other borrowed funds                             971,506              102,068                  ---
                                                 -----------          -----------          -----------
                                                  29,240,988           26,727,030           16,313,722
                                                 -----------          -----------          -----------

  NET INTEREST INCOME                             13,136,312           14,126,740           14,434,783

    Provision for possible loan losses             1,396,879              644,000              360,000
                                                 -----------          -----------          -----------
  NET INTEREST INCOME AFTER PROVISION
    FOR POSSIBLE LOAN LOSSES                      11,739,433           13,482,740           14,074,783

  NON-INTEREST INCOME
    Loan charges and servicing fees                  774,159              439,219              428,956
    Deposit related charges and fees                 585,538              489,958              401,318
    Gain (Loss) on sale of securities              2,551,134          (    53,156)         (    89,793)
    Other                                            330,588              340,620              279,889
                                                ------------          -----------          -----------
  TOTAL NON-INTEREST INCOME                        4,241,419            1,216,641            1,020,370

  NON-INTEREST EXPENSE
    Compensation and benefits                      4,847,147            5,189,429            4,351,687
    Occupancy and equipment                        1,468,335            1,401,919            1,006,531
    Federal deposit insurance premium              1,061,893            1,003,355              794,888
    Special SAIF assessment                        3,033,209                  ---                  ---
    Data processing                                  797,985              713,994              606,785
    Advertising                                      333,967              451,470              607,247
    Other                                          2,309,797            1,961,493            2,123,310
                                                ------------          -----------          -----------
  TOTAL NON-INTEREST EXPENSE                      13,852,333           10,721,660            9,490,448

  INCOME BEFORE TAXES                              2,128,519            3,977,721            5,604,705
    Income tax provision                             539,813            1,367,171            1,984,766
                                                ------------          -----------          -----------

  NET INCOME                                     $ 1,588,706          $ 2,610,550          $ 3,619,939
                                                 ===========          ===========          ===========

  EARNINGS PER COMMON SHARE
    Primary                                         $ 0.45              $ 0.67               $ 0.87
    Fully diluted                                   $ 0.44              $ 0.67               $ 0.87

    See notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
===============================================
       Years ended December 31, 1996, 1995 and 1994

                                                                                                  UNREALIZED
                                                                                                  GAIN (LOSS)
                                ADDITIONAL                                           UNEARNED    ON SECURITIES
                       COMMON    PAID-IN     RETAINED      TREASURY        ESOP        STOCK       AVAILABLE-
                       STOCK     CAPITAL     EARNINGS       STOCK          LOAN       AWARDS       FOR-SALE       TOTAL
--------------------------------------------------------------------------------------------------------------------------
Bal. at Jan. 1, 1994  $27,791  $26,631,885  $35,684,559   $      ---   ($1,844,455)  ($262,757)  ($   78,141)  $60,158,882

Net Income                ---          ---    3,619,939          ---           ---         ---           ---     3,619,939

Effect of adopting SFAS
  No. 115 as of
  January 1, 1994         ---          ---          ---          ---           ---         ---       291,701       291,701

Cash dividend
  ($.33 per share)        ---          ---   (1,253,692)         ---           ---         ---           ---    (1,253,692)

Issuance of stock in
  connection with Dividend
  Reinvestment plan        80      137,974          ---          ---           ---         ---           ---       138,054

Exercise of stock
  options                  64       19,947          ---          ---           ---         ---           ---        20,011

Purchase of stock         ---          ---          ---  ( 5,196,912)          ---         ---           ---    (5,196,912)

Payment on ESOP loan      ---          ---          ---          ---       214,666         ---           ---       214,666

Stock award earned        ---          ---          ---          ---           ---     133,680           ---       133,680

Tax benefits related to
  employee stock plans    ---       61,195          ---          ---           ---         ---           ---        61,195

Decrease in fair value of securities
  available-for-sale, net of income
  taxes of $794,000       ---          ---          ---          ---           ---         ---   ( 1,340,274)   (1,340,274)
--------------------------------------------------------------------------------------------------------------------------

Bal. at Dec. 31, 1994 $27,935  $26,851,001  $38,050,806  ($5,196,912)  ($1,629,789)  ($129,077)  ($1,126,714)  $56,847,250
==========================================================================================================================


(continued)

===========================================================
       Years ended December 31, 1996, 1995 and 1994

                                                                                                  UNREALIZED
                                                                                                  GAIN (LOSS)
                                ADDITIONAL                                           UNEARNED    ON SECURITIES
                       COMMON    PAID-IN     RETAINED      TREASURY        ESOP        STOCK       AVAILABLE-
                       STOCK     CAPITAL     EARNINGS       STOCK          LOAN       AWARDS       FOR-SALE       TOTAL
--------------------------------------------------------------------------------------------------------------------------
Bal. at Jan. 1, 1995  $27,935  $26,851,001  $38,050,806  ($5,196,912)  ($1,629,789)  ($129,077)  ($1,126,714)  $56,847,250

Net Income                ---          ---    2,610,550          ---           ---         ---           ---     2,610,550

Cash dividend
  ($.27 per share)        ---          ---   (  974,007)         ---           ---         ---           ---    (  974,007)

Issuance of stock in
  connection with Dividend
  Reinvestment plan       ---        3,340          ---       73,041           ---         ---           ---        76,381

Exercise of stock
  options                 161      160,839          ---          ---           ---         ---           ---       161,000

Issuance of stock in
  connection with exercise
  of stock options        ---     (  3,340)  (  313,904)     696,044           ---         ---           ---       378,800

Purchase of stock         ---          ---          ---  ( 4,968,750)          ---         ---           ---    (4,968,750)

Payment on ESOP loan      ---          ---          ---          ---       431,624         ---           ---       431,624

Stock award earned        ---          ---          ---          ---           ---      32,272           ---        32,272

Tax benefits related to
  employee stock plans    ---      217,399          ---          ---           ---         ---            ---      217,399

Effect of transfer of
  securities from held-
  to-maturity to available-
  for-sale on Dec. 19, 1995,
  net of income taxes of
  $147,000                ---          ---          ---          ---           ---         ---       232,356       232,356

Increase in fair value of securities
  available-for-sale, net of income
  taxes of $1,584,000     ---          ---          ---          ---           ---         ---     2,632,982     2,632,982
--------------------------------------------------------------------------------------------------------------------------

Bal. at Dec. 31, 1995 $28,096  $27,229,239  $39,373,445  ($9,396,577)  ($1,198,165)  ($ 96,805)   $1,738,624   $57,677,857
==========================================================================================================================



(continued)

===========================================================
       Years ended December 31, 1996, 1995 and 1994

                                                                                                  UNREALIZED
                                                                                                  GAIN (LOSS)
                                ADDITIONAL                                           UNEARNED    ON SECURITIES
                       COMMON    PAID-IN     RETAINED      TREASURY        ESOP        STOCK       AVAILABLE-
                       STOCK     CAPITAL     EARNINGS       STOCK          LOAN       AWARDS       FOR-SALE       TOTAL
--------------------------------------------------------------------------------------------------------------------------
Bal. at Jan. 1, 1996  $28,096  $27,229,239  $39,373,445  ($9,396,577)  ($1,198,165)  ($ 96,805)   $1,738,624   $57,677,857

Net Income                ---          ---    1,588,706          ---           ---         ---           ---     1,588,706

Cash dividend
  ($.37 per share)        ---          ---   (1,221,034)         ---           ---         ---           ---    (1,221,034)

Issuance of stock in
  connection with exercise
  of stock options        ---          ---   (  541,680)   1,029,889           ---         ---           ---       488,209

Issuance of stock in
  conjunction with
  three-for-two stock
  split and cash paid
  on fractional shares  5,970   (5,379,646)  (5,209,053)  10,581,890           ---         ---           ---    (      837)

Purchase of stock         ---          ---          ---  ( 8,052,875)          ---         ---           ---    (8,052,875)

Payment on ESOP loan      ---          ---          ---          ---       340,094         ---           ---       340,094

Stock award earned        ---          ---          ---          ---           ---      23,320           ---        23,320

Tax benefits related to
  employee stock plans    ---      305,000          ---          ---           ---         ---           ---       305,000

Decrease in fair value of securities
  available-for-sale, net of income
  taxes of $734,000       ---          ---          ---          ---           ---         ---    (1,204,433)   (1,204,433)
--------------------------------------------------------------------------------------------------------------------------

Bal. at Dec. 31, 1996 $34,066  $22,154,593  $33,990,384  ($5,837,673)  ($  858,071)  ($ 73,485)   $  534,191   $49,944,005
==========================================================================================================================



See notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF CASH FLOWS
=====================================

Years ended December 31, 1996, 1995 and 1994

                                                       1996                      1995                      1994
                                                   ------------              ------------             -------------

Cash flows from operating activities
   Net Income                                      $ 1,588,706               $ 2,610,550               $ 3,619,939
   Adjustments to reconcile net income to net
      cash provided by operating activities:
         Depreciation                                  682,643                   602,704                   349,584
         Amortization of intangible assets             205,704                   205,704                   262,275
         Deferred income taxes                         343,000                   703,288                   650,828
         Deferred loan origination fees                 73,978                  (911,114)               (1,151,380)
         Amortization of premium and discount on
            mortgage-backed and investment
            securities, net                         (1,115,211)                  141,655                   323,462
         Provision for possible loan losses          1,396,879                   644,000                   360,000
         Loans originated for sale                         ---                       ---                (2,626,239)
         Proceeds from loan sales                          ---                       ---                 5,706,618
         Net (gain) loss on sales of securities     (2,551,134)                   53,156                    89,793
         Stock award earned                             23,320                    32,272                   133,680
         Change in:
            Prepaid expenses and other assets         (503,130)                  451,674                   232,467
            Accrued interest receivable               (146,600)                 (141,192)               (1,239,884)
            Accrued expenses and other liabilities     505,192                  ( 44,023)                1,856,906
                                                   ------------              ------------             -------------
   Net cash provided by operating activities           503,348                 4,348,674                 8,568,049


Cash flows from investing activities
   Net loan principal originations                 (70,074,290)              (99,081,798)             (104,644,892)
   Purchase of investment securities and
      securities held-to-maturity                          ---               (18,389,375)             ( 52,389,513)
   Purchase of securities available-for-sale      (171,309,185)              (53,163,373)             ( 61,114,225)
   Proceeds from sales of securities available-
      for-sale                                     242,621,926                 4,217,431                49,364,279
   Proceeds from maturities of investment
      securities held-to-maturity                          ---                42,980,000                    30,000
   Proceeds from maturities of securities
      available-for-sale                            38,537,015                32,500,000                17,755,000
   Proceeds from repayment of investment
      securities held-to-maturity                          ---                       ---                12,245,750
   Proceeds from repayment of securities
      available-for-sale                            37,936,769                10,942,891                 1,812,360
  (Purchase) sale of Federal Home Loan Bank stock   (2,355,000)              ( 2,047,200)                   14,800
   Purchase of office properties and equipment        (281,536)              ( 1,588,460)             (  6,320,500)
   Assumption of deposit accounts, net of
      premium paid                                         ---                       ---                17,598,961
                                                   ------------              ------------             -------------
   Net cash provided by (used in) investing
      activities                                    75,075,699               (83,629,884)             (125,647,980)


(continued)

=================================================



Years ended December 31, 1996, 1995 and 1994

                                                       1996                      1995                      1994
                                                  -------------             -------------              ------------

Cash flows from financing activities
   Net increase (decrease)in deposits             $(52,566,172)             $ 45,015,661               $61,874,719
   Net increase (decrease) in mortgage
      escrow funds                                  (1,771,283)                  748,159                 1,032,573
   Proceeds from short-term borrowings              50,155,317               141,634,959                59,800,000
   Repayments of short-term borrowings            ( 66,900,000)             (111,000,000)              (20,000,000)
   Proceeds from long-term borrowings                      ---                25,000,000                 7,200,000
   Repayments of long-term borrowings             (  2,400,000)             (  4,800,000)                      ---
   Proceeds from exercise of stock options, net
      of treasury shares issued                        488,209                   539,800                    20,011
   Payment received on loan to ESOP                    340,094                   431,624                   214,666
   Purchase of treasury stock                     (  8,052,875)             (  4,968,750)              ( 5,196,912)
   Cash dividends paid, including cash paid
      for fractional shares, net of dividend
      reinvestments                               (  1,233,227)             (    897,626)              ( 1,115,638)
                                                  -------------             -------------              ------------
   Net cash provided by (used in)
      financing activities                        ( 81,939,937)               91,703,827               103,829,419
                                                  -------------             -------------              ------------

Net increase (decrease) in cash and cash
   equivalents                                      (6,360,890)               12,422,617               (13,250,512)

Cash and cash equivalents at beginning of year      19,198,129                 6,775,512                20,026,024
                                                  -------------             -------------              ------------
Cash and cash equivalents at end of year          $ 12,837,239              $ 19,198,129               $ 6,775,512
                                                  =============             =============              ============

Supplemental disclosures of cash flow information
   Cash paid for
      Interest                                    $ 29,364,467              $ 26,268,728               $16,021,983
      Income taxes                                     641,103                   865,000                 1,534,000


Supplemental disclosure of noncash financing activities (Note 1)
   Deposit accounts assumed                                                                            $20,638,961
   Premium paid                                                                                        ( 3,040,000)
                                                                                                       ------------
   Cash and cash equivalents received, net                                                             $17,598,961
                                                                                                       ============


Transfer of investment securities to securities
   available-for-sale                             $        ---              $ 64,639,736               $62,337,457
Transfer of investment securities to securities
   held-to-maturity                                                                                     57,120,637
Securitization of portfolio loans                   61,030,190               115,635,417


See notes to consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
==========================================

Note 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
---------------------------------------------------

    NATURE OF    FirstFed Bancshares, Inc. (the "Company") is a thrift
    OPERATIONS   holding company organized under the laws of the state of
                 Delaware.  Through its wholly-owned subsidiary, First
Federal Bank (the "Bank"), the Company provides a full line of financial services to customers within the nine counties in northeast Illinois from its three locations.

    BASIS OF     The accompanying consolidated financial statements for
  PRESENTATION   the years ended December 31, 1996, 1995 and 1994 include
                 the accounts of FirstFed Bancshares, Inc., First Federal
Bank, and the Bank's wholly-owned subsidiary, First Insurance Agency, Inc. On June 30, 1992, the Bank converted from a federal mutual savings bank to a federal stock savings bank and concurrently became a wholly-owned subsidiary of the Company in a stock-for-stock exchange with Bank stockholders. Since the transaction is an internal reorganization, the historical cost basis of accounting is continued for the Bank. All significant intercompany transactions and balances are eliminated in consolidation.

    The preparation of financial statements in conformity with generally accepted accounting principles and with general practices within the thrift industry requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amount of revenues and expenses during the reporting period. Actual results could differ from these estimates.

    SECURITIES   Securities are classified as available-for-sale since
                 the Company may decide to sell those securities in
response to changes in market interest rates, liquidity needs, changes in yields or alternative investments and for other reasons. These securities are carried at fair value with unrealized gains and losses charged or credited, net of income taxes, to a valuation allowance included as a separate component of stockholders' equity. Realized gains and losses on disposition are based on the net proceeds and the adjusted carrying amounts of the securities sold, using the specific identification method. Securities are classified as held-to-maturity when the Company has the positive intent and management the ability to hold those securities to maturity. Accordingly, they are stated at cost, adjusted for amortization of premiums and accretion of discounts. At December 31, 1996, the Company had no securities classified as held-to-maturity.

    LOANS AND    Loans are stated at the principal amount outstanding,
   LOAN INCOME   net of unearned income and the allowance for possible
                 loan losses.  Interest on real estate and certain
consumer loans is accrued over the term of the loans based upon the principal balance outstanding. Where serious doubt exists as to the collectibility of a loan, the accrual of interest is discontinued.

    The Company defers loan fees, net of certain direct loan origination costs. The net amount deferred is reported in the statements of financial condition as part of loans and is recognized as interest income over the term of the loan using the level yield method.

    The accrual of interest income is discontinued on a loan when principal or interest is 90 days or more past due, unless the loan is well secured and in the process of collection. When a loan is placed on nonaccrual status, interest previously accrued but not collected in the current period is reversed against current period interest income. Interest accrued in prior years but not collected is charged against the allowance for loan losses.

    The Company adopted Statement of Financial Accounting Standard No. 122 on January 1, 1996. This statement eliminates the accounting distinction between originated and purchased mortgage servicing rights. Beginning in 1996, when a loan is originated with the intent to sell, or a loan is securitized, a separate asset is recognized for the mortgage servicing rights. This asset will be amortized over the life of the underlying loans. The adoption of this statement was not material to the Company's financial condition or operation in 1996.

    ALLOWANCE    Because some loans may not be repaid in full, an
  FOR POSSIBLE   allowance for possible loan losses is recorded.
   LOAN LOSSES   Increases to the allowance are recorded by a provision
                 for possible loan losses charged to expense.  Estimating
the risk of the loss and the amount of loss on any loan is necessarily subjective. Accordingly, the allowance is maintained by management at a level considered adequate to cover possible losses that are currently anticipated based on past loss experience, general economic conditions, information about specific borrower situations including their financial position and collateral values, and other factors and estimates which are subject to change over time. While management may periodically allocate portions of the allowance for specific problem loan situations, the entire allowance is available for any loan charge-offs that occur. A loan is charged-off against the allowance by management as a loss when deemed uncollectible, although collection efforts continue and future recoveries may occur.

    In accordance with Statement of Financial Accounting Standard No. 114, as amended by 118 (SFAS 114), loans which are considered to be impaired are reduced to the present value of expected future cash flows or to the fair value of the related collateral, by allocating a portion of the allowance to such loans. If these allocations cause the allowance for possible loan losses to require an increase, such increase is reported as a provision for possible loan losses charged to expense. Loans are evaluated for impairment when payments are delinquent 90 days or more, or when management downgrades the loan classification to doubtful.

    Smaller balance homogeneous loans are defined as residential first mortgage loans secured by one-to-four family residences, residential construction loans and share loans, and are evaluated collectively for impairment. Commercial real estate loans are evaluated individually for impairment. Normal loan evaluation procedures, as described in the second preceding paragraph, are used to identify loans which must be evaluated for impairment. In general, loans classified as doubtful or loss are considered impaired while loans classified as substandard are individually evaluated for impairment. Depending on the relative size of the credit relationship, late or insufficient payments of 30 to 90 days will cause management to reevaluate the credit under its normal loan evaluation procedures. While the factors which identify a credit for consideration for measurement of impairment, or nonaccrual, are similar, the measurement considerations differ. A loan is impaired when the economic value estimated to be received is less than the value implied in the original credit agreement. A loan is place in nonaccrual when payments are more than 90 days past due unless the loan is adequately collateralized and in the process of collection. Although impaired loan and nonaccrual loan balances are measured differently, impaired loan disclosures under SFAS Nos. 114 and 118 are not expected to differ significantly from nonaccrual and renegotiated loan disclosures.

    PREMISES     Bank premises and equipment are stated at cost, less
 AND EQUIPMENT   accumulated depreciation and amortization.  Provisions
                 for depreciation and amortization, included in operating
expenses, are computed on the straight-line method over the estimated useful lives of the assets. The cost of maintenance and repairs is charged to income as incurred while significant repairs are capitalized.

    BRANCH       During 1994, the Bank assumed approximately $20,639,000
 ACQUISITION     of deposits and acquired the Arlington Heights, Illinois
                 building of a branch of the former Irving Federal
Savings and Loan Association from the Resolution Trust Corporation.

    A premium of $3,040,000 resulting from the purchase and assumption is being amortized over 10-15 years, using the straight-line method. The unamortized premium balances of $2,366,000 and $2,572,000 are included in other assets in the December 31, 1996 and 1995 statements of financial condition, respectively.

    INCOME       The provision for income taxes is based on an asset and
     TAXES       liability approach.  The asset and liability approach
                 requires the recognition of deferred tax liabilities and
assets for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities.

    EARNINGS     The weighted average number of shares outstanding for
   PER SHARE     purposes of computing primary earnings per share were
                 3,557,960, 3,869,985, and 4,166,817 shares for the years
ended December 31, 1996, 1995 and 1994, respectively. Primary weighted average shares include common shares outstanding and common stock equivalents attributable to outstanding stock options and all shares held by the Employee Stock Ownership Plan (the "ESOP") are considered outstanding for the earnings per share calculation. In 1996, the fully diluted calculation was not antidilutive, and the weighted average number of shares was 3,598,543.


    STATEMENT OF For the purpose of this statement, cash and cash
    CASH FLOWS   equivalents is defined to include cash on hand, demand
                 balances, and interest-bearing deposits with financial
institutions with original maturities of three months or less. The Company reports net cash flows for customer loan transactions and deposit transactions.

    RECLASSI-    Certain items in the financial statements as of and for
    FICATIONS    the years ended December 31, 1995 and 1994 have been
                 reclassified, with no effect on net income, to conform
with the current year presentation.


Note 2 - STOCK SPLIT
--------------------

    On May 15, 1996, the Company's Board of Directors authorized a three-for-two stock split effected in the form of a one-for-two stock dividend. All share and per share amounts included in the financial statements have been restated to reflect the stock split.

Note 3 - SECURITIES
-------------------

The amortized cost and fair value of securities available-for-sale are as follows:

                                                                   December 31, 1996
                                              -----------------------------------------------------------
                                                                 GROSS          GROSS
                                                AMORTIZED      UNREALIZED     UNREALIZED          FAIR
                                                  COST           GAINS          LOSSES           VALUE
                                              ------------     ----------     ----------     ------------
        SECURITIES
           U.S. Treasury                      $ 14,902,403     $   95,016     $     ---      $ 14,997,419
           U.S. government agencies             34,772,276         42,188      (139,123)       34,675,341
           Marketable equity securities          3,181,375        560,000           ---         3,741,375
           States and political subdivisions       139,383            435      (    489)          139,329
           Other                                   198,000            ---           ---           198,000
                                              ------------     ----------     ----------     ------------
                                                53,193,437        697,639      (139,612)       53,751,464

        MORTGAGE-BACKED SECURITIES AND RELATED
        SECURITIES
           Federal Home Loan Mortgage Corp.     86,633,550        331,632      (203,973)       86,761,209
           Government National Mortgage Ass'n.   4,908,491         98,646           ---         5,007,137
           Federal National Mortgage Ass'n.     17,439,177        136,934      ( 42,722)       17,533,389
           Collateralized mortgage obligations   2,639,423             ---     (  6,538)        2,632,885
                                              ------------     ----------     ----------     ------------
                                               111,620,641        567,212      (253,233)      111,934,620
        FEDERAL HOME LOAN BANK STOCK             7,190,000            ---           ---         7,190,000
                                              ------------     ----------     ----------     ------------
                                              $172,004,078     $1,264,851     $(392,845)     $172,876,084
                                              ============     ==========     ==========     ============


                                                                   December 31, 1995
                                              -----------------------------------------------------------
                                                                 GROSS          GROSS
                                                AMORTIZED      UNREALIZED     UNREALIZED          FAIR
                                                  COST           GAINS          LOSSES           VALUE
                                              ------------     ----------     ----------     ------------
        SECURITIES
           U.S. Treasury                      $  6,055,831     $      ---     $( 60,518)     $  5,995,313
           U.S. government agencies             36,184,917        153,143      ( 76,083)       36,261,977
           Marketable equity securities          4,012,627         42,750      ( 84,682)        3,970,695
           States and political subdivisions       186,653            ---      (    329)          186,324
                                              ------------     ----------     ----------     ------------
                                                46,440,028        195,893      (221,612)       46,414,309

        MORTGAGE-BACKED SECURITIES AND RELATED
        SECURITIES
           Federal Home Loan Mortgage Corp.    155,787,255      2,851,655      (163,054)      158,475,856
           Government National Mortgage Ass'n.   9,654,439        125,221      ( 46,887)        9,732,773
           Federal National Mortgage Ass'n.     32,513,203        223,878      (150,358)       32,586,723
           Collateralized mortgage obligations   3,377,436            ---      (  3,665)        3,373,771
                                              ------------     ----------     ----------     ------------
                                               201,332,333      3,200,754      (363,964)      204,169,123
        FEDERAL HOME LOAN BANK STOCK             4,835,000            ---           ---         4,835,000
                                              ------------     ----------     ----------     ------------
                                              $252,607,361     $3,396,647     $(585,576)     $255,418,432
                                              ============     ==========     ==========     ============

    On December 19, 1995, the Company reclassified all of its held-to-maturity securities to available-for-sale in accordance with "A Guide to Implementation of Statement 115 on Accounting for Certain Investments in Debt and Equity Securities". The amortized cost and unrealized gain on securities transferred to available-for-sale were $64,639,736 and $379,295, respectively.

    Proceeds from sales of available-for-sale securities in 1996 and 1995 and proceeds from sales of investment securities in 1994 and gross realized gains and losses were as follows:

                                     1996          1995         1994
                                 -----------   -----------   -----------
    Proceeds from sales         $242,621,926   $ 4,217,431   $49,364,279
    Gross realized gains           3,284,528        16,625       146,831
    Gross realized losses           (733,394)      (69,781)     (236,624)

    The carrying value of mortgage-backed and related securities are net of unamortized premiums of $129,551 and $995,383 and unaccreted discounts of $122,407 and $58,126 at December 31, 1996 and 1995, respectively.

    At December 31, 1996 and 1995, respectively, $36,494,000 and
$5,544,000 of securities were pledged to secure deposits and short term borrowings.

    The amortized cost and fair value of securities available-for-sale at December 31, 1996, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                            Amortized         Fair
                                              Cost            Value
                                          ------------    ------------
SECURITIES AVAILABLE-FOR-SALE
   Due in one year or less                $     41,579    $ 	    41,343
   Due after one year through five years    25,198,207      25,335,593
   Due after five years through ten years   20,000,000      19,878,125
   Due in over ten years                     4,772,276       4,755,028
   Mortgage-backed securities              108,981,218     	109,301,735
   Collateralized mortgage obligations       2,639,423       2,632,885
   Federal Home Loan Bank stock              7,190,000       7,190,000
   Marketable equity securities              3,181,375       3,741,375
                                          ------------    ------------
                                          $172,004,078    $	172,876,084
                                          ============    ============

Note 4 - LOANS RECEIVABLE
-------------------------

Loans receivable at December 31 are summarized as follows:

                                                  1996          1995
                                              ------------  ------------
First mortgage loans:
    Secured by one-to-four family residences  $251,830,792  $275,569,543
    Secured by other properties                    995,161       176,452
                                              ------------  ------------
                                               252,825,953   275,745,995

Net deferred loan origination costs                647,482       542,181
                                              ------------  ------------
  Total first mortgage loans                   253,473,435   	276,288,176
                                              ------------  ------------

Commercial real estate                          22,516,016     2,200,000
Commercial loans                                    58,406           ---
Commercial leases                                7,053,341           ---
                                              ------------  ------------
                                                29,627,763     2,200,000

Net deferred loan origination fees             (    31,323)          ---
                                              ------------  ------------
  Total commercial real estate and
    other commercial                            29,596,440     2,200,000
                                              ------------  ------------

Consumer and other loans:
      Automobile                                21,801,686    18,618,467
      Credit card                               15,811,531    18,289,142
      Home equity                               18,327,897    15,909,122
      Home improvement                             242,095       414,292
      Personal loans                               381,611           ---
      Share loans                                  330,942       498,254
      Other                                          3,756       178,697
                                              ------------  ------------
                                                56,899,518    53,907,974
                                              ------------  ------------
                                              $339,969,393  $	332,396,150
                                              ============  ============

    Included in first mortgage loans secured by one-to-four family residences at December 31, 1996 are $10,100,000 of loans held for securitization.

    Loans serviced for the FHLMC approximated $178,548,000, $133,433,000 and $19,458,000 at December 31, 1996, 1995 and 1994, respectively.

    The Bank had lending transactions with directors and executive officers of the Company, the Bank and their associates which totaled approximately $821,000 and $676,000 at December 31, 1996 and 1995, respectively.

    Loans on which the accrual of interest has been discontinued totaled approximately $95,000 and $531,000 at December 31, 1996 and 1995, respectively. The Company did not have any loans which were impaired under SFAS No. 114 either at or during the years ended December 31, 1996 and December 31, 1995.

    Activity in the allowance for possible loan losses is summarized as follows for the years ended December 31:

                                   1996           1995           1994
                               -----------    -----------    -----------

Balance at beginning of year   $ 1,379,096    $ 1,520,258    $ 1,581,377
Provision                        1,396,879        644,000        360,000

Recoveries                         145,252        118,392         52,673
Loans charged-off               (1,497,181)      (903,554)      (473,792)
                               -----------    -----------    -----------
    Net charge-offs             (1,351,929)      (785,162)      (421,119)
                               -----------    -----------    -----------

Balance at end of year         $ 1,424,046    $ 	1,379,096    $ 1,520,258
                               ===========    ===========    ===========

Note 5 - PREMISES AND EQUIPMENT
-------------------------------

    Premises and equipment at December 31 are summarized as follows:

                                               1996            1995
                                           -----------     -----------
Cost
    Land                                   $ 1,656,428     $ 1,656,428
    Buildings                                8,776,144	       8,762,198
    Furniture, fixtures and equipment        2,797,987       2,557,377
                                           -----------     -----------
                                            13,230,559      12,976,003
Less accumulated depreciation
  and amortization                           3,371,784       	2,716,121
                                           -----------     -----------
                                           $ 9,858,775     $10,259,882
                                           ===========     ===========


Note 6 - DEPOSITS
-----------------

    Certificates of deposit accounts, individually exceeding $100,000, totaled $28,741,000 and $37,272,000 at December 31, 1996 and 1995,
respectively. At December 31, 1996, stated maturities of all certificates of deposits were:


                       1997         $196,947,112
                       1998           37,672,697
                       1999            9,865,551
                       2000           14,375,372
                       2001            1,475,937
                       thereafter      5,533,039
                                    ------------
                                    $265,869,708
                                    ============


    Certificates of deposit included approximately $15,786,000 and $17,262,000 at December 31, 1996 and 1995, respectively, which bear interest at increasing rates over the life of the deposit term. The Bank records interest expense on these deposits on a level yield basis over the contractual deposit term.

Note 7 - BORROWINGS
-------------------

    Borrowings at December 31 are summarized as follows:

                                      1996                   1995
                              --------------------   --------------------
                              Weighted               Weighted
                               Average                Average
                                Rate     Amount        Rate     Amount
                               ------  -----------    ------  -----------
Short-term borrowings:
   Advances from the Federal Home
     Loan Bank due in:
       1996                     ---            ---     5.86%  $49,800,000
       1997                     5.72%  $37,400,000     ---            ---
       Demand                    ---           ---     6.19    19,500,000
   Securities sold under
     repurchase agreement       5.26    12,792,267     5.52       461,562
   Other borrowings             5.15     3,498,009     5.15       673,397
                                       -----------            -----------
                                       $53,690,276            $70,434,959

Long-term borrowings:
   Advances from Federal Home
     Loan Bank due in:
       1997                      ---           ---     7.71%  $ 2,400,000
       2000                     6.19%  $25,000,000     6.19    25,000,000
                                       -----------            -----------
                                       $25,000,000            $27,400,000

    The Bank maintains a collateral pledge agreement dated February 1, 1993 covering secured advances whereby the Bank has agreed to at all times keep on hand, free of all other pledges, liens, and encumbrances, first mortgages on improved residential property (not more than 90 days delinquent) aggregating no less than 167% of the outstanding secured advances from the Federal Home Loan Bank.

    Securities sold under repurchase agreements either carry a fixed rate for the term of the agreement, and generally mature within 90-180 days from the transaction date, or reprice weekly. Physical control is maintained over the collateral pledged in the agreements. One repurchase agreement is with the State of Illinois, in the amount of $10,000,000. This agreement matures on June 23, 1997, and the total amount at risk would be $1,121,000 at December 31, 1996. Information concerning securities sold under agreements to repurchase is summarized as follows:

                                               1996          1995
                                            -----------   -----------
Average month-end balance during the year   $12,185,370   $   135,000

Average interest rate during the year             5.25%         5.70%

Maximum month-end balance during the year   $16,162,321   $   435,150

    Securities underlying these agreements at year-end were as follows:

                                               1996          1995
                                            -----------   -----------
Amortized cost of securities                $24,086,000   $ 1,788,000

Fair value                                   24,249,000     1,846,000


    Other borrowings consisted of a Treasury tax and loan option which allows the Bank to accept U.S. Treasury deposits of excess funds along with deposits of customer taxes. The other borrowing has an interest rate which adjusts weekly. This borrowing is collateralized by a pledge of various securities, with an amortized cost of $12,408,000 and $3,675,000, and a fair value of $12,506,000 and $3,697,000 at December
31, 1996, and 1995, respectively.



Note 8 - INCOME TAXES
---------------------

    The income tax provision for the years ended December 31 is summarized as follows:

                               1996             1995             1994
                           -----------      -----------      -----------
   Current
     Federal               $  338,326       $  807,410       $	1,315,607
     State                   (141,513)        (143,527)          18,331
   Deferred                   343,000          703,288          650,828
                           -----------      -----------      -----------
                           $  539,813       $1,367,171       $1,984,766
                           ===========      ===========      ===========

    Total income tax expense differed from the amounts computed by applying the U.S. federal income tax rate of 34% to income before income taxes as a result of the following:

                               1996             1995             1994
                           -----------      -----------      -----------
Expected income tax expense
  at federal tax rate      $  723,697       $1,352,425       $1,905,600
State income tax, net of
  federal tax benefit        (114,461)          20,826           91,464
Increase in cash surrender
  value of director life
  insurance                   (56,371)
Other                         (13,052)          (6,080)         (12,298)
                           -----------      -----------      -----------
                           $  539,813       $1,367,171       $1,984,766
                           ===========      ===========      ===========

    The deferred tax liabilities, included in other liabilities in the accompanying statement of financial condition, consisted of the following at December 31, 1996 and 1995:

                                                1996             1995
                                            -----------      -----------
   Gross deferred tax assets
      Deferred compensations and
        employee benefits                   $  748,000       $  654,000
      Other                                     14,000              ---
                                            -----------      -----------
                                               762,000          654,000
   Gross deferred tax liabilities
      Unrealized gain on securities
        available-for-sale                    (338,000)      (1,072,000)
      Depreciation                            (417,000)        (330,000)
      FHLB stock dividends                    (176,000)        (176,000)
      Bad debt deduction                      (652,000)        (306,000)
      Deferred loan fees                      (609,000)        (568,000)
      Other                                        ---          (23,000)
                                            -----------      -----------
                                            (2,192,000)      (2,475,000)
                                            -----------      -----------
   Net deferred tax asset (liability)      $(1,430,000)     $(1,821,000)

    The deferred tax asset for the unrealized loss on marketable equity securities in 1995 is offset by a valuation allowance of an equal amount.

    Prior to 1996, the Bank qualified under provisions of the Internal Revenue Code which permit it to deduct from taxable income a provision for bad debts which differs from the provision charged to income in the financial statements. Retained earnings at December 31, 1996 include approximately $9,264,000 representing the bad debt deduction accumulated through 1986, for which no deferred income tax liability has been recorded. Tax legislation passed August, 1996 now requires all thrift institutions to deduct a provision for bad debts for tax purposes based on actual loss experience, and recapture the excess bad debt reserve accumulated in the tax years after 1986. The related amount of deferred tax liability which must be recaptured is approximately $3,108,000 and is payable over a six-year period, beginning no later than 1998. There will be no effect on the consolidated income statement as a result of this legislation.


Note 9 - COMMITMENTS, CONTINGENT LIABILITIES, AND CONCENTRATIONS
----------------------------------------------------------------

    The Company is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers and to reduce its own exposure to fluctuations in interest rates. These financial instruments include commitments to extend credit, and previously approved unused lines of credit. Those instruments involve, to varying degrees, elements of credit and interest-rate risk in excess of the amount recognized in the statement of financial condition.

    The Company's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and previously approved unused lines of credit is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for loans recorded in the statement of financial condition.

    At December 31, 1996 and 1995, these financial instruments are summarized as follows:

                                                          Amount
                                                -------------------------
                                                   1996          1995
                                                -----------   -----------
Off-balance-sheet financial instruments whose
  contract amounts represent credit risk
    Commitments to extend credit
       Fixed rate                               $16,476,000   $ 2,738,000
       Variable rate                              2,174,010     2,076,000
    Unused lines of credit                       64,528,321    66,412,000

    The fixed rate commitments have rates ranging from 6.25% to 8.125% and 6.75% to 8.00% at December 31, 1996 and 1995, respectively. Since certain commitments to make loans and fund lines of credit and loans in process expire without being used, the above amounts do not necessarily represent future cash commitments. No losses are anticipated as a result of these transactions.

    The Company's principal loan customers are located in Northeast Illinois, and most loans are secured by specific collateral including residential real estate and commercial real estate.

    The deposits of savings institutions, such as the Bank, are presently insured by the Savings Association Insurance Fund (SAIF), which, along with the Bank Insurance Fund (BIF), is one of the two insurance funds administered by the Federal Deposit Insurance Corporation (FDIC.) Due to the inadequate capitalization of the SAIF Fund, a recapitalization plan was signed into law on September 30, 1996, which required a special one-time assessment of approximately .65% of all SAIF-insured deposit balances as of March 31, 1995. The Bank paid this liability in 1996, which totaled $3,033,209, and is included in the consolidated statement of income.


Note 10 - CAPITAL REQUIREMENTS
------------------------------

    The Bank is subject to regulatory capital requirements administered by federal regulatory agencies. Capital adequacy guidelines and prompt corrective action regulations involve quantitative measures of assets, liabilities, and certain off-balance-sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators about components, risk weightings, and other factors, and the regulators can lower classifications in certain cases. Failure to meet various capital requirements can initiate regulatory action that could have a direct material effect on the financial statements.

    The prompt corrective action regulations provide five classifications, including "well-capitalized," "adequately-capitalized," "undercapitalized," "significantly undercapitalized," and "critically undercapitalized," although these terms are not used to represent overall financial condition. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and plans for capital restoration are required.

    At December 31, 1996, the Bank's regulators categorized the Bank as well capitalized. Actual capital levels (in millions) and minimum required levels were:

                                                                                     MINIMUM REQUIRED
                                                                                     TO BE CONSIDERED
                                                                                     WELL CAPITALIZED
                                                                 MINIMUM REQUIRED       UNDER PROMPT
                                                                     FOR CAPITAL     CORRECTIVE ACTION
                                                  ACTUAL         ADEQUACY PURPOSES       REGULATIONS
                                             AMOUNT    RATIO      AMOUNT    RATIO      AMOUNT    RATIO
                                             ------    -----      ------    -----      ------    -----
Total capital (to risk-weighted assets)      $43.7     16.6%      $21.0     8.0%       $26.3     10.0%

Tier 1 (core) capital (to risk
    weighted assets)                          42.3     16.1        10.5     4.0         15.8      6.0

Tier 1 (core) capital (to adjusted
    total assets)                             42.3      7.9        16.1     3.0         26.8      5.0

Tangible capital (to adjusted
    total assets)                             42.3      7.9         8.0     1.5          n/a      n/a

Tier 1 capital to average assets              42.3      7.0        24.2     4.0         30.3      5.0

    Federal regulations require the Bank to comply with a Qualified Thrift Lender ("QTL") test which requires that 65% of assets be maintained in housing-related finance and other specified assets. If the QTL test is not met, limits are placed on growth, branching, new investments, FHLB advances and dividends, or the institution must convert to a commercial bank charter. Management considers the QTL test to have been met.

    On June 30, 1992, the Bank converted from a federal mutual savings and loan association to a federal stock savings bank with the concurrent formation of a holding company. At the time of conversion, the Bank established a liquidation account for the benefit of eligible account holders as of March 31, 1991 who continue to maintain their accounts at the Bank after the conversion. The liquidation account will be reduced annually to the extent that eligible account holders have reduced their qualifying deposits. Subsequent increases will not restore an eligible account holder's interest in the liquidation account. In the event of a complete liquidation, each eligible account holder will be entitled to receive a distribution from the liquidation account in an amount proportionate to the current adjusted qualifying balances for accounts then held before any distribution may be made with respect to the Bank's capital stock.



Note 11 - FAIR VALUE OF FINANCIAL INSTRUMENTS
---------------------------------------------

    Corporations are required to disclose fair value information about their financial instruments. The fair value of a financial instrument is defined as the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The methods and assumptions used to determine fair values for each class of financial instruments are presented below:

    The estimated fair value for cash and cash equivalents, interest bearing deposits with financial institutions, Federal Home Loan Bank stock, accrued interest receivable, NOW, money market and savings deposits, and short-term borrowings, accrued interest payable are considered to approximate their carrying values. The estimated fair value for securities available-for-sale and securities held-to-maturity are based on quoted market values for the individual securities or for equivalent securities. The estimated fair value for loans is based on estimates of the rate the Company would charge for similar loans at December 31, 1996 and 1995, applied for the time period until estimated payment. The estimated fair value of certificates of deposit is based on estimates of the rate the Company would pay on such deposits at December 31, 1996 and 1995, applied for the time period until maturity. The estimated fair value of Federal Home Loan Bank advances and other borrowings is based on the estimate of the rate the Company would pay for such borrowings at December 31, 1996 and 1995 for a time period until maturity. Loan commitments are not included in the table below as their estimated fair value is immaterial.

                                                                   At December 31,
                                                          1996                        1995
                                                 -----------------------     -----------------------
                                                                   (In thousands)
                                                 Approximate   Estimated     Approximate   Estimated
                                                  Carrying       Fair         Carrying       Fair
                                                   Value         Value         Value         Value
                                                  --------     --------       --------     --------
     Financial instrument assets
        Cash on hand and in banks                 $  1,616     $  1,616       $  1,849     $  1,849
        Interest-bearing deposits in other
          financial institutions                    11,221       11,221         17,349       17,349
        Securities available-for-sale              172,876      172,876        255,418      255,418
        Loans receivable, net                      338,545      335,948        331,017      331,998
        Accrued interest receivable                  3,608        3,608          3,461        3,461

     Financial instrument liabilities
        NOW, money market and passbook
          savings                                 (136,220)    (136,220)      (109,349)  	  (109,349)
        Certificates of deposits                  (265,870)    (268,565)      (345,307)    (350,545)
        Short-term borrowings                      (53,690)     (53,690)       (70,435)     (70,435)
        Long-term borrowings                       (25,000)     (26,000)       (27,400)     (28,500)
        Advances by borrowers for taxes and
          insurance                                ( 3,724)     ( 3,724)        (5,496)      (5,496)
        Accrued interest payable                   (   943)     (   943)        (1,066)      (1,066)

    Other assets and liabilities of the Company that are not defined as financial instruments such as property and equipment, are not included in the above disclosures. Also, not included are nonfinancial instruments typically not recognized in financial statements such as loan servicing rights, customer goodwill, and similar items.

    While the above estimates are based on management's judgment of the most appropriate factors, there is no assurance that were the Company to have disposed of these items on December 31, 1996 and 1995, the fair values would have been achieved, because the market value may differ depending on the circumstances. The estimated fair values at December 31, 1996 and 1995 should not necessarily be considered to apply at subsequent dates.


Note 12 - EMPLOYEE BENEFIT PLANS
--------------------------------

    In 1996, the Company terminated its defined benefit pension plan which covered substantially all employees, and distributed all proceeds to the participants. In 1995, an estimated curtailment expense for the termination was recorded in the amount of $271,174, and in 1996, an additional expense of $29,851 was recorded when the final determination was made.

    The Bank has a defined contribution plan covering all of its eligible employees. Employees are eligible to participate in the plan after attainment of age 21 and completion of one year of service. The Company provides matching funds under the Company's 401(k) Plan. The Company matches an amount equal to the employee's contribution, up to a maximum of 2.5% of annual compensation. The expense recorded in 1996 and 1995 was $61,334 and $49,482, respectively.

    The Company's Board of Directors has adopted a stock option and incentive plan that was ratified by the stockholders. Under the stock option plan, stock options, stock appreciation rights, and restricted stock awards, up to an aggregate of 483,000 shares at the market price of the Company's common stock on the date of grant, were available to be granted to the directors, officers, and employees of the Company or the Bank. During 1995, the stock option plan was amended to increase to 858,000 the aggregate shares available.

    In 1996, the Board of Directors adopted the 1996 Stock Option and Incentive Plan, whereby an additional 164,000 stock options could be granted, bringing the total of aggregate shares available to 1,022,000. During 1996, options for 141,000 shares had been granted at $14.17 - $17.00 per share and are fully vested after completing six years of service.

    Financial Accounting Standard No. 123, which became effective for 1996, requires pro forma disclosures for companies that do not adopt its fair value accounting method for stock-based employee compensation. Accordingly, the following pro forma information presents net income and earnings per share had the Standard's fair value method been used to measure compensation cost for stock option plans. Compensation cost actually recognized for stock options was $0 for 1996 and 1995.

                                             1996              1995
                                        --------------    --------------
Net income as reported                   $ 1,588,706       $ 2,610,550
Pro forma net income                       1,362,505         2,493,293

Primary earnings per share as reported       $ .45             $ .67
Pro forma primary earnings per share           .38               .64

Fully diluted earnings per share as reported   .44               .67
Pro forma fully diluted earnings per share     .38               .64

    The activity in the stock option plans for 1995 and 1996 are summarized as follows:

                                                      WEIGHTED
                                                       AVERAGE
                                           NUMBER     EXERCISE
                                         OF OPTIONS     PRICE
                                         ----------   --------
     OUTSTANDING AT JANUARY 1, 1995       392,940      $ 6.67

     GRANTED                              360,000       12.97
     EXERCISED                           ( 80,970)     ( 6.67)
                                         ---------
     OUTSTANDING AT DECEMBER 31, 1995     671,970       10.015

     GRANTED                              141,000       16.06
     EXERCISED                           ( 73,230)     ( 6.67)
     FORFEITED                           ( 24,000)     (12.83)
                                         ---------
     OUTSTANDING AT DECEMBER 31, 1996     715,740       11.48
                                         =========


    Options exercisable at year-end are as follows:

                                    NUMBER       WEIGHTED AVERAGE
                                  OF OPTIONS     EXERCISE PRICE
                                  ----------     ----------------
                      1995         311,970           $ 6.67
                      1996         249,240             7.00


    For options granted during the year, the weighted average fair values at grant date are as follows:

                          NUMBER
                        OF OPTIONS     EXERCISE PRICE     FAIR VALUE
                        ----------     --------------    ------------
            1995         360,000           $12.97          $ 2.40
            1996         141,000            16.06            3.61

    The fair value of options granted during 1996 and 1995 is estimated using the following weighted average information: risk-free interest rate of 6.5%, expected life of 6 years, expected volatility of stock price of .04699% and .1472%, and expected dividends of 25% per year.

    At year end 1996, options outstanding were as follows:

                Number of options                       715,740
                Range of exercise price             $6.67 - $17.00
                Weighted average exercise price          $11.48
                Weighted average remaining option
                                              life    6.00 years
                For options now exercisable:
                    Number                              249,240
                    Weighted average exercise price      $ 7.00


    The Bank has established a Bank Incentive Plan ("BIP") in order to provide persons in key management positions with an ownership interest in the Company. Under the BIP, 182,176 shares have been awarded to key personnel. The stock granted under the BIP is restricted as to certain rights at the time of issuance. These restrictions are removed over a period of five years. During 1996 and 1995, 11,838 and 9,338 shares became vested. The market value of the shares, determined at the date of grant, are charged to expense over the vesting period.

    In 1993, the Company began to provide certain postretirement healthcare benefits for eligible employees. Employees may become eligible based on the number of years of service and if they reach normal retirement age while working for the Company. In accordance with SFAS No. 106, "Employers Accounting for Postretirement Benefits Other Than Pensions", the Company has elected to amortize the accumulated postretirement benefit obligation (APBO) over 20 years. At December 31, 1996 and 1995, respectively, the APBO was $706,410 and $642,859, and the postretirement benefit cost for each of the years ended December 31, 1996, 1995 and 1994 was $ 98,000, $108,000 and $70,000, respectively.
The annual rate of increase in the per capita cost of covered health care was assumed to be 11.5% for 5 years and 5.5% thereafter. The other related disclosures are not considered significant to the financial statements.

    The Company and most of its outside directors have entered into various deferred compensation agreements. These agreements provide for guaranteed payments for a specified period (ranging from 60 to 180 months) after a specified age is attained (ranging from age 60 to age
72). The liability for each covered director is being accrued over the vesting period. Expense of $62,000, $152,000 and $264,000 has been included in compensation and benefits in the accompanying consolidated statements of income for the years ended December 31, 1996, 1995 and 1994, respectively. The Company is the beneficiary of life insurance policies on the directors with an aggregate face value of approximately $2,819,000 and $2,916,000 at December 31, 1996 and 1995. In addition, the policies had aggregate cash surrender values of approximately $308,000 and $255,000 at December 31, 1996 and 1995.

    The Company maintains a retirement plan for directors which provides retirement benefits based upon the total number of years of service and average monthly fees received during the last three years of service as a director. Retirement benefits are payable upon retirement, as defined under the Plan, and are payable for ten years. The maximum monthly retirement benefit available is $1,500. In addition to the monthly retirement benefit, upon attainment of age 65, each director and their spouse is provided lifetime medical and dental coverage as a supplement to Medicare. The directors' retirement expense recorded in 1996 and in 1995 was $26,400 and $28,007, respectively.

    The Company's Board of Directors adopted the ESOP for the benefit of all employees of the Bank. On June 30, 1992, in conjunction with the Bank's mutual to stock conversion, the ESOP acquired 386,400 shares of Company stock, at $6.67 per share for a total of $2,576,000. In November of 1993, Statement of Position 93-6 (SOP 93-6), "Employer's Accounting for Employee Stock Ownership Plans", was issued. SOP 93-6 is applicable for fiscal years beginning after December 15, 1993. The Company is not required to adopt the provisions of SOP 93-6 since all of the shares were acquired before December 31, 1992. To fund the acquisition of Company stock, the ESOP borrowed $2,576,000 from the Company. The balance of this loan was $858,071 and $1,198,165 at December 31, 1996 and 1995,
respectively, and is reflected as a reduction of stockholders' equity. The Company makes annual contributions to the ESOP equal to the ESOP's debt service. All dividends received by the ESOP are used to pay debt service. The ESOP shares are pledged as collateral for its debt. As the debt is repaid, shares are released from collateral and allocated to active employees, based on the proportion of debt service paid in the year. Debt of the ESOP is recorded as debt and the shares pledged as collateral are reported as unearned ESOP shares in the statement of financial condition. The Company recognizes compensation expense equal to the amount of cash contributed to the ESOP. ESOP contributions were $289,576, $302,878 and $339,663 for 1996, 1995 and 1994, respectively.
The ESOP shares as of December 31 were as follows:

                                                         1996       1995
                                                       -------    -------

   Allocated shares                                    162,128    124,875
   Committed to be released                             46,358     46,358
   Suspense shares                                     129,419    175,777
                                                    -------    -------
   Total ESOP shares                                   337,905    347,010
                                                       =======    =======



Note 13 - PARENT COMPANY ONLY FINANCIAL STATEMENTS
--------------------------------------------------
    Presented below are the condensed balance sheet, condensed statement of income and condensed statement of cash flows for FirstFed Bancshares, Inc.



CONDENSED BALANCE SHEETS
December 31, 1996 and 1995
                                          1996                   1995
                                      -----------            -----------
ASSETS
   Cash in banks                      $   890,656            $ 2,214,943
   Securities                           3,939,375                697,750
   Investment in Bank                  44,638,062             54,643,683
   Other assets                           531,758                240,532
                                      -----------            -----------
   TOTAL ASSETS                       $49,999,851            $57,796,908
                                      ===========            ===========


LIABILITIES AND STOCKHOLDERS' EQUITY
   Other liabilities                  $    55,846            $   119,051

   Stockholders' equity
      Common stock                         34,066                 28,096
      Additional paid-in capital       22,154,593             27,229,239
      Retained earnings                33,990,384             39,373,445
      Treasury stock, at cost          (5,837,673)            (9,396,577)
      Unrealized gain (loss) on
        securities available-for-sale     343,056                 42,750
      Unrealized gain on
        securities available-for-sale
        of subsidiary Bank                191,135             (1,695,874)
      Unearned stock awards               (73,485)               (96,805)
      ESOP loan                        (  858,071)            (1,198,165)
                                      -----------            -----------
   TOTAL EQUITY                        49,944,005             57,677,857
                                      -----------            -----------

   TOTAL LIABILITIES AND EQUITY       $49,999,851            $	57,796,908
                                      ===========            ===========

CONDENSED STATEMENTS OF INCOME
For the years ended December 31, 1996, 1995 and 1994

                                                       1996              1995              1994
                                                    ----------        ----------        ----------
OPERATING INCOME
   Interest on investments                          $   44,205        $   43,542        $   69,127
   Dividends received from subsidiary               10,000,000         5,000,000         3,500,000
   Other                                                99,736           109,576           128,378
                                                    ----------        ----------        ----------
   Total Operating Income                           10,143,941         5,153,118         3,697,505

OPERATING EXPENSES                                     245,488           271,309           346,495
                                                    ----------        ----------        ----------
Income before equity in undistributed
  earnings of subsidiary                             9,898,453         4,881,809         3,351,010

Equity (excess) in undistributed earnings
  of subsidiary                                     (8,309,747)       (2,271,259)          268,929
                                                    ----------        ----------        ----------
NET INCOME                                          $1,588,706        $2,610,550        $3,619,939
                                                    ==========        ==========        ==========

CONDENSED STATEMENTS OF CASH FLOWS
For the years ended December 31, 1996, 1995 and 1994

                                                       1996              1995              1994
                                                    ----------        ----------        ----------
OPERATING ACTIVITIES
   Net income                                       $1,588,706        $2,610,550        $3,619,939
   Adjustments to reconcile net income to
     net cash provided by operating activities:
        Equity (excess) in undistributed earnings
          of subsidiary                              8,309,747         2,271,259          (268,929)
        Net gain on sales of securities                ( 5,000)          (10,625)           (3,381)
        Amortization of premiums and
          discounts on securities                          ---           (25,945)           (2,927)
        Change in:
          Other assets                                    (681)          176,116           388,516
          Other liabilities                            (39,885)          129,615          (107,369)
                                                    ----------        ----------        ----------
Net cash provided by operations                      9,852,887         5,150,970         3,625,849


INVESTING ACTIVITIES
   Purchase of securities                           (2,853,125)       (2,272,930)       (2,127,810)
   Proceeds from sale of securities                    133,750           489,000         1,503,984
   Proceeds from maturity of securities                    ---         2,000,000         4,510,000
                                                    ----------        ----------        ----------
Net cash provided by (used in) investing activities (2,719,375)          216,070         3,886,174


FINANCING ACTIVITIES
   Proceeds from exercise of stock options,
     net of treasury shares issued                     488,209           539,800            20,011
   Payment received on loan to ESOP                    340,094           431,624           214,666
   Purchase of treasury stock                       (8,052,875)       (4,968,750)       (5,196,912)
   Cash dividend paid, net of dividend reinvestments(1,233,227)       (  897,626)       (1,115,638)
                                                    ----------        ----------        ----------
Net cash used in financing activities               (8,457,799)       (4,894,952)       (6,077,873)
                                                    ----------        ----------        ----------

Net increase (decrease) in cash and
   cash equivalents                                 (1,324,287)          472,088         1,434,150

Cash and cash equivalents at beginning
  of period                                          2,214,943         1,742,855           308,705
                                                    ----------        ----------        ----------
Cash and cash equivalents at end of period          $  890,656        $2,214,943        $1,742,855
                                                    ==========        ==========        ==========

Note 14 - QUARTERLY RESULTS OF OPERATIONS (Unaudited)
-----------------------------------------------------
(In thousands, except per share data)

                                                               Three Months Ended
                                              ------------------------------------------------------
                   1996                       March 31       June 30     September 30    December 31
----------------------------------------------------------------------------------------------------

   Interest income                            $10,683        $10,502        $11,034        $10,158
   Interest expense                             7,584          7,500          7,697          6,460
                                              -------        -------        -------        -------

   Net interest income                          3,099          3,002          3,337          3,698

   Provision for possible loan losses             190            342            300            565
   Other income                                 2,886            379            526            450
   Special SAIF Assessment                        ---            ---          3,033            ---
   Other expense                                2,716          2,691          2,540          2,872
                                              -------        -------        -------        -------

   Income before income taxes                   3,079            348         (2,010)           711

   Income taxes                                 1,121             65           (753)           106
                                              -------        -------        -------        -------

   Net income                                 $ 1,958        $   283       $ (1,257)       $   605
                                              =======        =======        ========       =======

   Earnings per common share
      Primary                                 $   .53        $   .08        $  (.35)       $   .17
      Fully diluted                               .53            .08           (.35)           .17


                                                               Three Months Ended
                                              ------------------------------------------------------
                   1995                       March 31       June 30     September 30    December 31
----------------------------------------------------------------------------------------------------

   Interest income                            $ 9,369        $10,212        $10,497        $10,776
   Interest expense                             5,638          6,703          6,961          7,425
                                              -------        -------        -------        -------

   Net interest income                          3,731          3,509          3,536          3,351

   Provision for possible loan losses             150            150            150            194
   Other income                                   227            323            367            300
   Other expense                                2,542          2,987          2,468          2,725
                                              -------        -------        -------        -------

   Income before income taxes                   1,266            695          1,285            732

   Income taxes                                   435            189            461            282
                                              -------        -------        -------        -------

   Net income                                 $   831        $   506        $   824        $   450
                                              =======        =======        =======        =======

   Earnings per common share
      Primary                                 $   .21        $   .13        $   .22        $   .12
      Fully diluted                               .21            .13            .22            .12


Item 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
-----------------------------------------------------------
           ACCOUNTING AND FINANCIAL DISCLOSURES
           ------------------------------------
    None.



                                 PART III
                                 --------

Item 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
--------------------------------------------------------------
    Information concerning directors of the Registrant is incorporated herein by reference from the Company's definitive Proxy Statement for the 1997 Annual Meeting of Stockholders. Information concerning the executive officers of the Registrant is discussed in Item 1 of this Report, "Business--Executive Officers of the Company."

    Section 16(a) of the Securities Exchange Act of 1934 requires that the Company's executive officers and directors and persons who own more than 10% of the Company Common Stock file reports of ownership and changes in ownership with the Securities and Exchange Commission and with the exchange on which the Company's shares of Company Common Stock are traded. Such persons are also required to furnish the Company with copies of all Section 16(a) forms they file. Based solely on the Company's review of the copies of such forms furnished to the Company and, if appropriate, representations made to the Company by any such reporting person concerning whether a Form 5 was required to be filed for the 1995 fiscal year, the Company is not aware that any of its directors and executive officers or 10% stockholders failed to comply with the filing requirements of Section 16(a) during the period commencing January 1, 1996 through December 31, 1996.


Item 11.    EXECUTIVE COMPENSATION
----------------------------------

    Information concerning executive compensation is incorporated herein by reference from the Company's definitive Proxy Statement for the 1997 Annual Meeting of Stockholders, except for information contained under the heading "Compensation Committee Report on Executive Compensation" and "Performance Graph."


Item 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
---------------------------------------------------------------
            MANAGEMENT
            ----------

    Information concerning security ownership of certain beneficial owners and management is incorporated herein by reference from the Company's definitive Proxy Statement for the 1997 Annual Meeting of Stockholders.


Item 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
----------------------------------------------------------

    Information concerning certain relationships and transactions is incorporated herein by reference from the Company's definitive Proxy Statement for the 1997 Annual Meeting of Stockholders.

                                 PART IV
                                 -------

Item 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
-------------------------------------------------------------------
            FORM 8-K
            --------

    Reports on Form 8-K:

    A report on Form 8-K was filed on November 26, 1996 to report under
Item 5, Other Events, that the Company announced a regular quarterly dividend to the stockholders of FirstFed Bancshares, Inc. Common Stock.

    A report on Form 8-K was filed on December 23, 1996 to report under
Item 5, Other Events, that the Company announced the completion of a Stock Repurchase Program, and announced a new Stock Repurchase Program.

SIGNATURES
----------
    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              FIRSTFED BANCSHARES, INC.




By:  /s/ Larry G. Gillie              By:  /s/ Paul A. Larsen
   --------------------------            --------------------------
   Larry G. Gillie,                      Paul A. Larsen,
   President and                         Senior Vice-President,
   Chief Executive Officer               Treasurer and Chief Financial
                                         Officer

   Date: March 7, 1997               Date: March 7, 1997



    Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.




By:  /s/ Donald J. Cameron            By:  /s/ Larry G. Gillie
   --------------------------            --------------------------
   Donald J. Cameron,                    Larry G. Gillie, President,
   Chairman of the Board                 Chief Executive Officer
                                         and Director

   Date: March 7, 1997                   Date: March 7, 1997




By:  /s/ George T. Drost              By:  /s/ John A. Flink
   --------------------------            --------------------------
   George T. Drost, Director             John A. Flink, Director

   Date: March 7, 1997                   Date: March 7, 1997




By:  /s/ David M. Miller              By:  /s/ Gerald T. Niedert
   --------------------------            --------------------------
   David M. Miller, Director             Gerald T. Niedert, Director

   Date: March 7, 1997                   Date: March 7, 1997




By:  /s/ David B. Speer               By:  /s/ David E. Spiegler
   --------------------------            --------------------------
   David B. Speer, Director              David E. Spiegler, Director

   Date: March 7, 1997                   Date: March 7, 1997

By:  /s/ Frank A. Svoboda             By:  /s/ Thomas TenHoeve
   --------------------------            --------------------------
   Frank A. Svoboda, Jr., Director       Thomas TenHoeve, Director

   Date: March 7, 1997                   Date: March 7, 1997

                        FIRSTFED BANCSHARES, INC.

                             EXHIBIT INDEX
                                   TO
                      ANNUAL REPORT ON FORM 10-K

                                              INCORPORATED                                  SEQUENTIAL
   EXHIBIT                                      HEREIN BY                       FILED          PAGE
     NO.                 DESCRIPTION           REFERENCE TO                    HEREWITH         NO.
______________________________________________________________________________________________________

     3.1       Certificate of              Exhibit 3.1 to the Registration
               Incorporation of            Statement on Form S-1 filed with
               FirstFed Bancshares, Inc.   the Commission by FirstFed Bancshares,
                                           Inc. on April 1, 1992, as amended
                                           (SEC File No. 33-46909)

     3.2       Bylaws of FirstFed          Exhibit 3.2 to the Registration
               Bancshares, Inc.            Statement of Form S-1 filed with
                                           the Commission by FirstFed Bancshares,
                                           Inc. on April 1, 1992, as amended
                                           (SEC File No. 33-46909)

     4.3       Specimen Stock              Exhibit 4 to the Registration
               Certificate of FirstFed     Statement on Form S-1 filed with
               Bancshares, Inc.            the Commission by FirstFed Bancshares,
                                           Inc. on April 1, 1992, as amended
                                           (SEC File No. 33-46909)

    10.1       Stock Option and            Exhibit 10.1 to the Registration
               Incentive Plan              Statement of Form S-1 filed with
                                           the Commission by FirstFed Bancshares,
                                           Inc. on April 1, 1992, as amended
                                           (SEC File No. 33-46909)

    10.2       Employment Agreement        Exhibit 10.2 to the 1995 10-K filed with
               for Larry G. Gillie         the Commission by FirstFed Bancshares,
               dated February 26, 1996     Inc. on March 28, 1996 (Commission
                                           File No. 0-20160)

    10.3       Form of Change of Control
               Agreement for:
                 Paul A. Larsen
                 Lawrence J. Schmidt
                 Joseph H. Tillotson
                 Steven J. Messerschmidt
                 Allen J. Bishop                                                  X              87

    10.4       Bank Incentive Plan         Exhibit 10.4 to the Registration
               and Trusts                  Statement of Form S-1 filed with
                                           the Commission by FirstFed Bancshares,
                                           Inc. on April 1, 1992, as amended
                                           (SEC File No. 33-46909)

    10.5       Employee Stock              Exhibit 10.5 to the Registration
               Ownership Plan              Statement of Form S-1 filed with
                                           the Commission by FirstFed Bancshares,
                                           Inc. on April 1, 1992, as amended
                                           (SEC File No. 33-46909)

    10.6       Profit Sharing / 401(k)     Exhibit 10.1 and 10.2 to the March
               Plan and Trust Agreement    31, 1995 10-Q, filed with the Commission
                                           by FirstFed Bancshares, Inc. on May 11,
                                           1995 (Commission File No. 0-20160)

    10.7       Amendment 1995-1 to         Exhibit 10.1 to the June 30, 1995
               FirstFed Bancshares, Inc.   10-Q, filed with the Commission
               1992 Stock Option and       by FirstFed Bancshares, Inc. on
               Incentive Plan              August 8, 1995 (Commission File
                                           No. 0-20160)

                                              INCORPORATED                                  SEQUENTIAL
   EXHIBIT                                      HEREIN BY                       FILED          PAGE
     NO.                 DESCRIPTION           REFERENCE TO                    HEREWITH         NO.
______________________________________________________________________________________________________

    21.1       Subsidiaries of the
               Registrant                                                         X              92

    23.1       Consent of Crowe Chizek                                            X              93

    99.1       Proxy Statement and proxy   Schedule 14A filed with the
               for the 1997 Annual         Commission 3/17/97 (Commission
               Meeting of Stockholders     File No. 0-20160)


EXHIBIT 10.3
------------

FORM OF CHANGE OF CONTROL AGREEMENT FOR:
       Paul A. Larsen
       Lawrence J. Schmidt
       Joseph H. Tillotson
       Steven J. Messerschmidt
       Allen J. Bishop


                         CHANGE OF CONTROL AGREEMENT
                         ---------------------------

    This Change of Control Agreement (this "Agreement"), is made and entered into as of the ______ day of ________________, 1996, (the "Effective Date") by and between FirstFed Bancshares, Inc., a Delaware corporation (the "Employer"), and ________________ (the "Executive").

	RECITALS

    A. The Executive is currently serving as the Senior Vice President in charge of ____________ of First Federal Bank for Savings (the "Bank").

    B. The Employer owns all of the issued and outstanding capital stock of the Bank.

    C. The Employer desires to continue to employ the Executive as an officer of the Employer and the Executive is willing to continue such employment.

    D. In addition, the Employer recognizes that circumstances may arise in which a change of control of the Employer through acquisition or otherwise may occur thereby causing uncertainty of employment without regard to the competence or past contributions of the Executive, which uncertainty may result in the loss of valuable services of the Executive, and the Employer and the Executive wish to provide reasonable security to the Executive against changes in the employment relationship in the event of any such change of control.

    NOW, THEREFORE, in consideration of the premises and of the covenants and agreements hereinafter contained, it is covenanted and agreed by and between the parties hereto as follows:

                                 AGREEMENTS
                                 ----------

    1.  Term and Termination.

        (a)  Basic Term.
             The term of this Agreement shall be for one (1) year commencing as of the Effective Date, and shall, upon the favorable review of the performance of the Executive by the Board of Directors of the Employer, automatically extend for one (1) additional year commencing on each anniversary of the Effective Date.
             This Agreement may be terminated by either party effective as of the last day of the then current one (1) year period by written notice to that effect delivered to the other not less than ninety (90) days prior to the anniversary of such Effective Date.

        (b)  Termination upon Change of Control.
             (i) In the event of a Change in Control (as defined below) of the Employer and the termination of the Executive's employment under either A or B below, the Executive shall be entitled to a lump sum payment equal to his annual base salary at the time of such termination. The Employer shall also continue to provide coverage for the Executive under the Bank health insurance program for one (1) year following such termination. The following shall constitute termination under this paragraph:

                  A. The Executive terminates his employment by a written notice to that effect delivered to the Board within one hundred and eighty (180) days after the Change in Control.

                  B. The employment of the Executive is terminated by the Employer or its successor either in contemplation of or within one (1) year after the Change in Control.

            (ii) For purposes of this paragraph, the term "Change in Control" shall mean the following:

                  A. The consummation of the acquisition by any person (as such term is defined in Section 13(d) or 14(d) of the Securities Exchange Act of 1934, as amended (the "1934 Act")) of beneficial ownership (within the meaning of Rule 13d-3 promulgated under the 1934 Act) of thirty-three percent (33%) or more of the combined voting power of the then outstanding voting securities; or

                  B. The individuals who, as of the date hereof, are members of the Board cease for any reason to constitute a majority of the Board, unless the election, or nomination for election by the stockholders, of any new director was approved by a vote of a majority of the Board, and such new director shall, for purposes of this Agreement, be considered as a member of the Board; or

                  C. Approval by stockholders of: (1) a merger or consolidation if the stockholders immediately before such merger or consolidation do not, as a result of such merger or consolidation, own, directly or indirectly, more than sixty-seven percent (67%) of the combined voting power of the then outstanding voting securities of the entity resulting from such merger or consolidation in substantially the same proportion as their ownership of the combined voting power of the voting securities outstanding immediately before such merger or consolidation; or (2) a complete liquidation or dissolution or an agreement for the sale or other disposition of all or substantially all of the assets of the entity.

                  Notwithstanding the foregoing, a Change in Control shall not be deemed to occur solely because thirty-three percent (33%) or more of the combined voting power of the then outstanding securities is acquired by: (1) a trustee or other fiduciary holding securities under one or more employee benefit plans maintained for employees of the entity; or (2) any corporation which, immediately prior to such acquisition, is owned directly or indirectly by the stockholders in the same proportion as their ownership of stock immediately prior to such acquisition.

        (c)  Regulatory Suspension and Termination.
             (i) If the Executive is suspended from office and/or temporarily prohibited from participating in the conduct of the Employer's affairs by a notice served under Section 8(e)(3) (12 U.S.C. paragraph 1818(e)(3)) or 8(g) (12
                  U.S.C. paragraph 1818(g)) of the Federal Deposit Insurance Act, as amended, the Employer's obligations under this Agreement shall be suspended as of the date of service, unless stayed by appropriate proceedings. If the charges in the notice are dismissed, the Employer may in its discretion (A) pay the Executive all or part of the compensation withheld while their Agreement obligations were suspended and (B) reinstate (in whole or in part) any of the obligations which were suspended.

            (ii) If the Executive is removed and/or permanently prohibited from participating in the conduct of the Employer's affairs by an order issued under Section 8(e) (12 U.S.C. paragraph 1818(e)) or 8(g) (12 U.S.C. paragraph 1818(g)) of the Federal Deposit Insurance Act, as amended, all obligations of the Employer under this Agreement shall terminate as of the effective date of the order, but vested rights of the contracting parties shall not be affected.

           (iii) If the Employer is in default as defined in Section 3(x) ( 12 U.S.C. paragraph 1813(x)(1)) of the Federal Deposit Insurance Act, as amended, all obligations of the Employer under this Agreement shall terminate as of the date of default, but this paragraph shall not affect any vested rights of the contracting parties.

            (iv) All obligations of the Employer under this Agreement shall be terminated, except to the extent determined that continuation of this Agreement is necessary for the continued operation of the institution by the Federal Deposit Insurance Corporation (the "FDIC"), at the time the FDIC enters into an agreement to provide assistance to or on behalf of the Employer under the authority contained in Section 13(c) (12 U.S.C. paragraph 1823(c)) of the Federal Deposit Insurance Act, as amended, or when the Employer is determined by the FDIC to be in an unsafe or unsound condition. Any rights of the parties that have already vested, however, shall not be affected by such action.

             (v) Any payments made to the Executive pursuant to this Agreement, or otherwise, are subject to and conditioned upon their compliance with Section 18(k) (12 U.S.C. paragraph 1828(k)) of the Federal Deposit Insurance Act, as amended, and any regulations promulgated thereunder.

    2.  Withholding.

        The Employer shall be entitled to withhold from amounts payable to the Executive hereunder, any federal, state or local withholding or other taxes or charges which it is from time to time required to withhold. The Employer shall be entitled to rely upon the opinion of its legal counsel with regard to any question concerning the amount or requirement of any such withholding.

    3.  Intercorporate Transfers.

        If the Executive shall be voluntarily transferred to an affiliate of the Employer, such transfer shall not be deemed to terminate or modify this Agreement and the employing corporation to which the Executive shall have been transferred shall, for all purposes of this Agreement, be construed as standing in the same place and stead as the Employer as of the date of such transfer. For purposes hereof, an affiliate of the Employer shall mean any corporation directly or indirectly controlling, controlled by, or under common control with the Employer.

    4.  Interest in Assets.

        Neither the Executive nor his estate shall acquire hereunder any rights in funds or assets of the Employer, otherwise than by and through the actual payment of amounts payable hereunder; nor shall the Executive or his estate have any power to transfer, assign, anticipate, hypothecate or otherwise encumber in advance any of said payments; nor shall any of such payments be subject to seizure for the payment of any debt, judgment, alimony, separate maintenance or be transferable by operation of law in the event of bankruptcy, insolvency or otherwise of the Executive.

    5.  Not an Employment Agreement.

        Nothing in this Agreement shall give the Executive any rights (or impose any obligations) to continued employment by the Employer or successor of the Employer, nor shall it give the Employer any rights (or impose any obligations) for the continued performance of duties by the Executive for the Employer or successor of the Employer.

    6.  General Provisions.

        (a)  Successors; Assignment.
             This Agreement shall be binding upon and inure to the benefit of the Executive, the Employer and his and its respective personal representatives, successors and assigns, and any successor or assign of the Employer shall be deemed the "Employer" hereunder. The Employer shall require any successor to all or substantially all of the business and/or assets of the Employer, whether directly or indirectly, by purchase, merger, consolidation, acquisition of stock, or otherwise, by an agreement in form and substance satisfactory to the Executive, expressly to assume and agree to perform this Agreement in the same manner and to the same extent as the Employer would be required to perform if no such succession had taken place.

        (b)  Entire Agreement; Modifications.
             This Agreement constitutes the entire agreement between the parties respecting the employment of the Executive, and supersedes all prior negotiations, undertakings, agreements and arrangements with respect thereto, whether written or oral. Except as otherwise explicitly provided herein, this Agreement may not be amended or modified except by written agreement signed by the Executive and the Employer.

        (c)  Enforcement and Governing Law.
             The provisions of this Agreement shall be regarded as divisible and separate; if any of said provisions should be declared invalid or unenforceable by a court of competent jurisdiction, the validity and enforceability of the remaining provisions shall not be affected thereby. This Agreement shall be construed and the legal relations of the parties hereto shall be determined in accordance with the laws of the state of Illinois without reference to the law regarding conflicts of law.

        (d)  Arbitration.
             Any dispute or controversy arising under or in connection with this Agreement shall be settled exclusively by arbitration, conducted before a panel of three arbitrators sitting in a location selected by the Executive within fifty (50) miles from the location of the Employer, in accordance with the rules of the American Arbitration Association then in effect. Judgment may be entered on the arbitrator's award in any court having jurisdiction.

        (e)  Legal Fees.
             All reasonable legal fees paid or incurred by the prevailing party pursuant to any dispute or question of interpretation relating to this Agreement shall be paid or reimbursed by the losing party if the prevailing party is successful on the merits pursuant to a legal judgment, arbitration or settlement.

        (f)  Waiver.
             No waiver by either party at any time of any breach by the other party of, or compliance with, any condition or provision of this Agreement to be performed by the other party, shall be deemed a waiver of any similar or dissimilar provisions or conditions at the same time or any prior or subsequent time.

        (g)  Notices.
             Notices pursuant to this Agreement shall be in writing and shall be deemed given when received; and, if mailed, shall be mailed by United States registered or certified mail, return receipt requested, postage prepaid; and if to the Employer, addressed to the principal headquarters of the Employer,
             attention:   Chairman; or, if to the Executive, to the address
             set forth below the Executive's signature on this Agreement, or to such other address as the party to be notified shall have given to the other.


    IN WITNESS WHEREOF, the parties have executed this Agreement as of the date first above written.

FIRSTFED BANCSHARES, INC.                     EXECUTIVE


____________________                          ____________________
Larry G. Gillie, President
                                              (Address)


FIRST FEDERAL BANK FOR SAVINGS


____________________
Larry G. Gillie, President

     EXHIBIT 21.1
     ------------

SUBSIDIARIES OF REGISTRANT

    First Federal Bank for Savings, a federally chartered thrift with locations in Des Plaines, Arlington Heights, and Schaumburg, Illinois.

    First Insurance Agency, Inc., an Illinois corporation located in Des Plaines, Illinois

     EXHIBIT 23.1
     ------------

CONSENT OF CROWE CHIZEK


           CONSENT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

The Board of Directors
FirstFed Bancshares, Inc.

We consent to the incorporation by reference in this Registration Statement on Form S-8 filed with the Securities and Exchange Commission on June 30, 1995, on Form S-3 (as amended) filed with the Securities and Exchange Commission o March 17, 1997, and on Form S-8 filed with the Securities and Exchange Commission on December 9, 1992 of our report on the financial statements included in the Form 10-K of FirstFed Bancshares, Inc. for the year ended December 31, 1996.


                                       /s/ Crowe, Chizek and Company LLP
                                       _________________________________




Oak Brook Illinois
March 20, 1997