Form 10-Q
period 1997-03-31
FIRSTFED BANCSHARES INC
filed 1997-05-15
CIK 885694

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C.  20549
                        -----------------------------
                                  FORM 10-Q

            Quarterly Report Pursuant to Section 13 or 15 (d)
                 of the Securities Exchange Act of 1934

For the Quarterly Period Ended          Commission File Number
      March 31, 1997                           0-20160

                        -----------------------------

                         FIRSTFED BANCSHARES, INC.
         (Exact name of registrant as specified in its charter)


          Delaware                           36-3820609
(State or other jurisdiction       (I.R.S. Employer Identification
     of incorporation or                      Number)
        organization)

749 Lee Street, Des Plaines, Illinois               60016
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

                               Yes  --X--            No  -----

As of May 12, 1997, the Registrant had issued and outstanding
3,406,616 shares of the Registrant's Common Stock, par value $.01 per share. In addition, 408,910 shares were being held as treasury stock.

                       FIRSTFED BANCSHARES, INC.

                             Table of Contents

PART I.   FINANCIAL INFORMATION (UNAUDITED)           PAGE NO.


          Item 1.   Financial Statements...................3

          Item 2.   Management's Discussion and
                       Analysis of Financial Condition and
                       Results of Operations..............12

PART II.  OTHER INFORMATION

          Item 1.   Legal Proceedings.....................22
          Item 2.   Changes in Securities.................22
          Item 3.   Defaults upon Senior Securities.......22
          Item 4.   Submission of Matters to a Vote
                       of Security Holders................22
          Item 5.   Other Information.....................22
          Item 6.   Exhibits and Reports of Form 8-K......22


          Form 10-Q Signatures............................23

PART 1.   FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements see notes to condensed consolidated financial statements (unaudited)

FIRSTFED BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CONDITION
(Unaudited)                                            MAR. 31,     DEC. 31,
(Dollars in thousands except                            1997         1996
   per share amounts)                                 ---------    ---------
ASSETS
------
CASH AND CASH EQUIVALENTS:
  Cash and Amounts Due from
    Depository Institutions                            $  9,718     $ 12,837
  Federal Funds Sold                                        -0-          -0-
                                                      ---------    ---------
TOTAL CASH AND CASH EQUIVALENTS                           9,718       12,837

INVESTMENTS:
  Securities Available-for-Sale                          61,366       53,751
  Mortgage-Backed Securities and
    Related Securities Available-
    for-Sale                                            108,821      111,935
  Federal Home Loan Bank Stock                            7,190        7,190
                                                      ---------    ---------
TOTAL INVESTMENTS                                       177,377      172,876
LOANS RECEIVABLE:
  Mortgage Loans                                        257,452      253,473
  Commercial Loans, Leases and
    Commercial Real Estate Loans                         34,517       29,596
  Consumer Loans                                         57,250       56,900
                                                      ---------    ---------
    TOTAL LOANS RECEIVABLE                              349,219      339,969
  Less Allowance for Possible Loan Losses              (  1,513)    (  1,424)
                                                      ---------    ---------
LOANS RECEIVABLE, NET                                   347,706      338,545

ACCRUED INTEREST RECEIVABLE                               4,545        3,608
PREMISES AND EQUIPMENT                                    9,775        9,859
OTHER ASSETS                                              3,437        3,444
                                                      ---------    ---------
TOTAL ASSETS                                           $552,558     $541,169
                                                      =========    =========

                                                       MAR. 31,     DEC. 31,
                                                         1997         1996
                                                      ---------    ---------
LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
LIABILITIES:
  Deposits                                             $406,798     $402,090
  Short-Term Borrowings
    Sold U/A to Repurchase                               61,687       53,690
  Long-Term Advances from Federal
    Home Loan Bank                                       25,000       25,000
  Advances from Borrowers for
    Taxes and Insurance                                   2,183        3,724
  Accrued Expenses and Other Liabilities                  7,536        6,721
                                                      ---------    ---------
TOTAL LIABILITIES                                       503,204      491,225

STOCKHOLDERS' EQUITY:
  Common Stock, par value $.01 per share;
    5,000,000 authorized shares; 3,406,616
    and 3,406,616 shares issued at
    3/31/97 and 12/31/96 respectively                        34           34
  Additional Paid-in Capital                             22,155       22,155
  Retained Earnings                                      34,804       33,990
  Treasury Stock, at cost, 389,010
    and 343,300 shares held at
    3/31/97 and 12/31/96 respectively                  (  6,649)    (  5,838)
  ESOP Loan                                            (    825)    (    858)
  Unearned Stock Award                                 (     73)    (     73)
  Unrealized Gain (Loss) on Assets
    Available-for-Sale                                 (     92)         534
                                                      ---------    ---------
TOTAL STOCKHOLDERS' EQUITY                               49,354       49,944
                                                      ---------    ---------
TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY                                   $552,558     $541,169
                                                      =========    =========

FIRSTFED BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF INCOME            THREE MONTHS ENDED
(Unaudited)                                 MAR. 31,     MAR. 31,
(Dollars in thousands)                       1997         1996
                                           ---------    ---------
INTEREST INCOME
  Loans Receivable                          $ 6,638      $ 6,448
  Mortgage-Backed and Related Securities      1,936        3,097
  Securities                                    959          792
  Other Interest and Dividend Income            145          346
                                           ---------    ---------
  Total Interest Income                       9,678       10,683
INTEREST EXPENSE
  Deposits                                    4,740        6,119
  Advances from Federal Home Loan Bank          908        1,360
  Other Borrowed Money                          208          105
                                           ---------    ---------
  Total Interest Expense                      5,856        7,584
NET INTEREST INCOME                           3,822        3,090
  Provision for Possible Loan Losses            351          190
NET INTEREST INCOME AFTER PROVISION        ---------    ---------
  FOR POSSIBLE LOAN LOSSES                    3,471        2,909
NON-INTEREST INCOME
  Loan Charged and Servicing Fees               267          205
  Deposit Related Charges and Fees              178          118
  Gain on Sale of Securities                    563        2,507
  Insurance and Annuity Commissions              15           40
  Other                                          48           16
                                           ---------    ---------
TOTAL NON-INTEREST INCOME                     1,071        2,886
NON-INTEREST EXPENSE
  Compensation and Benefits                   1,218        1,190
  Occupancy and Equipment                       395          370
  Federal Insurance Premium                       7          266
  Data Processing                               206          213
  Advertising                                    43           48
  Other                                         644          629
                                           ---------    ---------
TOTAL NON-INTEREST EXPENSE                    2,513        2,716
INCOME BEFORE TAXES                           2,029        3,079
  Income Tax Provision                          712        1,121
                                           ---------    ---------
NET INCOME                                  $ 1,317      $ 1,958
                                           =========    =========

FIRSTFED BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS        THREE MONTHS ENDED
(Unaudited)                                 MAR. 31,     MAR. 31,
(Dollars in thousands)                        1997         1996
                                           ---------    ---------
OPERATING ACTIVITIES
  Net Income                                $ 1,317      $ 1,958
  Adjustments to Reconcile Net Income to
   Cash Provided by Operating Activities
    Depreciation and Amortization of
      Premises and Equipment                    181          172
    Provision for Possible Loan Losses          351          190
    Net (Gain) on Sale of Securities       (    563)     ( 2,507)
    Stock Award Earned                          -0-            3
    Change In:
      Prepaid Expenses and Other Assets         448      (   277)
      Accrued Interest Receivable          (    937)     ( 1,594)
      Accrued Expenses and Other Liabilities    770        1,052
                                           ---------    ---------
NET CASH FROM OPERATING ACTIVITIES            1,567      ( 1,003)

CASH FLOWS FROM INVESTING ACTIVITIES
  Loan Originations, Net of Principal
    Payments                               (  9,512)         370
  Principal Payments on Mortgage-Backed
    and Related Securities                    2,860       12,431
  Purchases of Mortgage-Backed and
    Related Securities                           -0-     (99,784)
  Purchases of Securities                  (  9,977)     ( 4,623)
  Proceeds from Sales and Maturities
    of Securities                             2,157       97,154
  Purchase of Federal Home Loan Bank Stock      -0-      ( 1,025)
  Redemption of Federal Home Loan
    Bank Stock                                  -0-        1,216
  Purchase of Office Properties and
    Equipment                              (     97)     (    92)
                                           ---------    ---------
NET CASH FROM INVESTING ACTIVITIES         ( 14,569)       5,647

                                             THREE MONTHS ENDED
                                            MAR. 31,     MAR. 31,
                                              1997         1996
                                           ---------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES
  Net Increase in NOW Accounts, Money Markets,
    Passbooks, Savings and Certificates of
    Deposit                                   4,708        1,420
  Net Repayments of Federal Home Loan Bank
    Advances                               (    -0-)    ( 13,500)
  Proceeds from Other Borrowings              7,997       16,456
  Net Change in Mortgage Escrow Funds ( 1,541) ( 2,540) Purchase of Common Stock Net of
    Proceeds from Exercise of Stock Options(  1,011)    (  1,349)
  Payment Received on Loan to ESOP               33           23
  Dividend Paid, Net of Dividend
    Reinvestment Program                   (    303)    (    228)
                                           ---------    ---------
NET CASH FROM FINANCING ACTIVITIES            9,883          282
                                           ---------    ---------

NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                         (  3,119)       4,926

CASH AND CASH EQUIVALENTS, BEGINNING         12,837       19,198
                                           ---------    ---------
CASH AND CASH EQUIVALENTS, ENDING           $ 9,718      $24,124
                                           =========    =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
  Interest Paid                             $ 7,681      $ 7,584
  Income Taxes Paid                             -0-          -0-


FIRSTFED BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(Unaudited)
(Dollars in thousands)
Three months ended March 31, 1997 and 1996
                                                                                                    UNREALIZED
                                                                                                      LOSS ON
                                            ADDITIONAL                                    UNEARNED    ASSETS
                                    COMMON   PAID-IN    RETAINED   TREASURY     ESOP       STOCK    AVAILABLE
                                     STOCK   CAPITAL    EARNINGS    STOCK       LOAN       AWARD    FOR SALE    TOTAL

------------------------------------------------------------------------------------------------------------------------

Balance at December 31, 1995          $28    $27,229    $39,373    ($9,397)    ($1,198)    ($ 97)    $1,739    $57,677

Net Income                                                1,958                                                  1,958

Cash Dividends ($.0667 per share)                       (   228)                                                (  228)

Purchase of Treasury Stock                                         ( 1,413)                                     (1,413)

Principal Payment on ESOP Loan                                                      23                              23

Treasury Stock Reissued in Conjunction
  with Stock Option Exercises                           (    54)       118                                           64

Amortization of Stock Award                                                                    3                      3

Change in Unrealized Loss on Assets
  Available-for-Sale                                                                                 ( 1,799)    1,799)
-----------------------------------------------------------------------------------------------------------------------

Balance at March 31, 1996             $28    $27,229    $41,049   ($10,692)    ($1,175)    ($ 94)    ($   60)   $56,285
========================================================================================================================

Balance at December 31, 1996          $34    $22,155    $33,990   ($ 5,838)    ($  858)    ($ 73)     $  534    $49,944


Net Income                                                1,317                                                   1,317

Cash Dividends ($.10 per share)                         (  303)                                                 (   303)

Purchase of Treasury Stock                                         ( 1,371)                                     ( 1,371)

Principal Payment on ESOP Loan                                                      33                               33

Treasury Stock Reissued in Conjunction
  with Stock Option Exercises                           (  200)        560                                          360


Change in Unrealized Loss on Assets
  Available-for-Sale                                                                                  (   626)  (   626)
-----------------------------------------------------------------------------------------------------------------------

Balance at March 31, 1997             $ 34    $22,155    $34,804   ($6,649 )   ($  825)    ($ 73)     ($   92)  $49,354

========================================================================================================================


FIRSTFED BANCSHARES, INC.
AVERAGE BALANCE SHEET
(Unaudited)
(Dollars in thousands)
The following table sets forth certain information related to the Company's average balance sheet.  It reflects the average yield on assets and average cost of liabilities for the periods indicated, as derived by dividing income or expense by the average daily balance of assets or liabilities, respectively, for the periods indicated.
                                                                    THREE MONTHS ENDED
                                ----------------------------------------------------------------------------------------
                                             MARCH 31, 1997                                   MARCH 31, 1996
                                -----------------------------------------        ---------------------------------------
                                                                AVERAGE                                          AVERAGE
                                   AVERAGE                       YIELD/             AVERAGE                       YIELD/
                                   BALANCE        INTEREST        COST              BALANCE        INTEREST        COST

INTEREST-EARNING ASSETS:        ------------------------------------------------------------------------------------------
  Mortgage Loans                  $252,894        $4,706           7.44%           $275,799        $ 5,123         7.43%
  Commercial Loans, Leases and
    Commercial Real Estate Loans    31,595           623           7.89               2,327             50         8.55
  Consumer Loans                    57,601         1,309           9.09              53,532          1,275         9.53
  Mortgage-Backed and
    Related Securities             110,465         1,936           7.01             200,336          3,097         6.18
  Investment Securities             59,476           964           6.48              62,183            996         6.41
  Other Investments                 10,249           140           5.46               8,947            142         6.19
                                -----------------------------------------        ---------------------------------------

Total Interest-Earning Assets     $522,280        $9,678           7.41%           $603,124        $10,683         7.09%


Non-Interest Earning Assets         18,920                                           20,124
                                -----------------------------------------        ---------------------------------------

TOTAL ASSETS                      $541,200                                         $623,248
                                =========================================       ========================================

INTEREST-BEARING LIABILITIES:
  Interest-Bearing Checking       $ 21,551        $    95           1.76%          $ 22,396        $   100         1.79%
  Money Market & Savings           110,201            930           3.38             80,003            516         2.59
  Certificates of Deposit          262,769          3,715           5.66            346,231          5,503         6.41
  FHLB Advances                     61,378            907           5.91             90,392          1,360         5.95
  Other Borrowed Funds              15,988            209           5.23              8,062            105         5.17
                                -----------------------------------------        ---------------------------------------

Total Interest-Bearing
  Liabilities                     $471,887        $ 5,856           4.96%          $547,064        $ 7,584         5.56%

Non-Interest Bearing
  Deposits                          10,029                                            8,930

Other Liabilities                    9,425                                           10,253
                                -----------------------------------------        ---------------------------------------

TOTAL LIABILITIES                 $491,341                                         $566,267
                                -----------------------------------------        ---------------------------------------

Stockholders' Equity                49,859                                           56,981
                                -----------------------------------------        ---------------------------------------
TOTAL LIABILITIES AND
  STOCKHOLDERS' EQUITY            $541,200                                         $623,248
                                =========================================        =======================================

NET INTEREST INCOME                               $ 3,822                                         $ 3,099
                                -----------------------------------------        ---------------------------------------
NET INTEREST RATE SPREAD (1)                                        2.45%                                         1.53%
                                -----------------------------------------        ---------------------------- ----------
NET INTEREST MARGIN (2)                                             2.93%                                         2.05%
                                -----------------------------------------        ---------------------------------------



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

The results of operations and other data for the quarter ended
March 31, 1997 are not necessarily indicative of results that may be expected for the entire year ended December 31, 1997.

In the opinion of management, the unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial condition of FirstFed Bancshares, Inc. (the "Company"), including its wholly owned subsidiary, First Federal Bank (the "Bank"), as of March 31, 1997 and December 31, 1996, the results of the Company's operations for the three months ended March 31, 1997 and 1996, its cash flows for the three months ended March 31, 1997 and 1996, its changes in stockholders' equity for the three months ended March 31, 1997 and 1996, and its average balance sheet for the three months ended March 31, 1997 and 1996.

Certain amounts in prior condensed consolidated financial statements have been reclassified to conform with the March, 1997 presentation.

(2)        Plans to Convert Charter and Change Name

Management has filed an application on April 21, 1997 to convert to a national bank charter and change the name of the Bank to
CoVest Banc, National Association. The Thrift Holding Company, FirstFed Bancshares, Inc., will change to a Bank Holding Company known as CoVest Bancshares, Inc., and will be regulated by the Federal Reserve. The symbol for the Holding Company on the NASDAQ exchange, which is currently
"FFDP", will change on June 2, 1997 to "COVB".   The ownership and
management of the Holding Company and Bank remain the same.

(3)          Regulatory Capital Requirements

Pursuant to the Financial Institutions Reform, Recovery and Enforcement Act of 1989 ("FIRREA"), as implemented by regulations promulgated by the Office of Thrift Supervision (the "OTS"), savings institutions must meet three separate minimum capital requirements. The following table summarizes, as of March 31, 1997, the Bank's capital requirements under FIRREA and its actual capital ratios. As of March 31, 1997, the Bank exceeded all current minimum regulatory capital requirements.

                                     BANK ONLY
               ----------------------------------------------------
                    Actual         Regulatory        Excess Above
                   Capital        Capital Req.       Capital Req.
               Amount     %     Amount      %      Amount     %
               -------  ------  -------   -----    -------   ------
                              (Dollars in Thousands)

Risk-Based     $44,868  16.51% $21,744    8.00%    $23,124    8.51%
Core Capital    43,355   7.89   16,500    3.00      26,855    4.89
Tang. Capital   43,355   7.89    8,247    1.50      35,108    6.39

(4)          Earnings Per Share of Common Stock

Primary and fully diluted earnings per share for the quarter were computed by dividing net income by 3,268,009 and 3,283,721 respectively, the weighted average number of shares of common stock and common stock equivalents outstanding during the quarter. Stock options are regarded as common stock equivalents and are computed using the treasury stock method.

(5)          Stock Repurchase Program

On January 28, 1997, the Company announced the completion of the Stock Repurchase Program dated December 23, 1996. A total of 200,000 shares were repurchased at an average price of $17.09. The Company's Board of Directors also announced a new Stock Repurchase Program enabling the Company to repurchase up to 100,000 shares of its outstanding stock in the open market and/or through privately negotiated transactions, to be used for the issuance of shares in connection with the exercises of previously granted stock options.

As of May 12, 1997, 64,700 shares had been repurchased at an average price of $17.67.

ITEM 2.	Management's Discussion and Analysis of Financial
Condition and Results of Operations

Safe Harbor Statement
---------------------

This report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.
The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Reform Act of 1995, and is included in this statement for purposes of these safe harbor provisions.
Forward-looking statements, strategies and expectations of the Company, are generally identifiable by use of the words "believe," "expect," "intend," "anticipate," "estimate," "project" or similar expressions. The Company's ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse affect on the operations and future prospects of the Company and its subsidiaries include, but are not limited to, changes in: interest rates, general economic conditions, legislative/regulatory changes, monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board, the quality or composition of the loan or investment portfolios, demand for loan products, deposit flows, competition, demand for financial services in the Company's market area and accounting principles, policies and guidelines. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Further information concerning the Company and its business, including additional factors that could materially affect the Company's financial results, is included in the Company's filings with the Securities and Exchange Commission.

OVERVIEW
--------
The Company's business activities currently consist of ownership of the Bank, and investments in other equity securities. The Bank's principal business consists of attracting deposits from the public and investing these deposits, together with funds generated from operations, primarily in loans secured by commercial real estate loans, mortgages on one-to-four family residences, and consumer loans.
The Bank's deposit accounts are insured to the maximum allowable by the Federal Deposit Insurance Corporation (the "FDIC").

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


FINANCIAL CONDITION
-------------------
Total consolidated assets of the Company remained relatively constant at $552.6 million at March 31, 1997, an increase of $11.4 million or 2.1% from the December 31, 1996 balance of $541.2 million.

Total loans receivable increased by $9.2 million or 2.7% from $340 million at December 31, 1996, to $349.2 million at March 31, 1997. Loans originated during the three month period ended
March 31, 1997 were $25.4 million, of which 41% were commercial loans, leases, and commercial real estate loans, and 35% were first-mortgage loans and 24% were consumer loans. Loans originated for the three months ended March 31, 1996 were $21.9 million, of which 4% were commercial loans, leases, and commercial real estate loans, 56% were first-mortgage loans and 40% were consumer loans.

Securities Available-For-Sale increased $7.6 million as additional U.S. Treasury securities were purchased to reduce the state tax liability.

Mortgage-backed and other mortgage-related securities decreased $3.1 million from December 31, 1996. These principal payments were used to purchase the treasury securities mentioned before.

Deposits increased to $406.8 million at March 31, 1997, from $402.1 million at December 31, 1996, an increase of $4.7 million or 1%. Most of this increase has been in the Bank's Preferred Money Market account which was introduced in July, 1996. This account is indexed to the 91 day U.S. Treasury Bill rate, to reflect the weekly change that occurs in the bond market.

Short-term borrowings (due within one year) increased $8.0 million from the December 31, 1996 balance of $53.7 million to $61.7 million at March 31, 1997. This increase was needed to provide additional floating rate funding for the commercial real estate loans.

Book value per common share increased to $16.36 at March 31, 1997 from $16.30 at December 31, 1996.

Total non-performing loans as of March 31, 1997 increased to $1,281,000 or 0.23% of total assets. At December 31, 1996, non-performing loans were $856,000 or 0.16% of total assets. Although the level of non-performing loans has increased, it is below the average rate of .57 percent experienced by the other 358 thrifts in the Bank's peer group during 1996. Management believes the allowance for possible loan losses to be adequate. Furthermore, .69% of non-performing loans are single family mortgages, and the Bank has not incurred a loss on single family mortgages for a least the last six years.



The following table sets forth the amounts and categories of non-performing loans.

                                      Mar. 31, 1997    Dec. 31, 1996
                                      -------------    -------------
                                          (Dollars in Thousands)
Non-performing loans:
  Commercial Loans, Leases and
       & Commercial Real Estate        $       -0-     $     -0-
  One-to-four family                           887           599
  Consumer                                     394           257
                                      -------------    -------------
  Total non-performing loans           $     1,281     $     856

Total non-performing loans as
  percentage of net loans                      .37%          .22%

Total non-performing loans as
  percentage of total assets                   .23%          .16%

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

Current OTS regulations require the Bank to maintain cash and eligible investments in an amount equal to at least 5% of customers' accounts and short term borrowings to assure its ability to meet demands for withdrawals and repayments of short term borrowings. As of March 31, 1997 and December 31, 1996, the Bank's liquidity ratio was in excess of the required five percent ratio at each date.

The Company's cash flows are a result of three principal activities: operating activities, investing activities and financing activities. Net cash provided from in operating activities, primarily interest paid on deposits and borrowed money less interest and dividends received, was $1.6 million for the three months ended March 31, 1997. Net cash used in investing activities was $14.6 million for the three months ended March 31, 1997. Purchases of investment securities and loan originations amounted to $19.5 million, and securities sales and principal repayments were $5 million. Net cash provided by financing activities amounted to $10 million for the three months ended March 31, 1997.

The Company uses its liquidity to meet its ongoing commitments to fund maturing certificates of deposit and deposit withdrawals, repay borrowings, fund existing and continuing loan commitments, and pay operating expenses. At March 31, 1997, the Company had commitments to originate loans totaling $13 million, and its customers had approved but unused lines of credit totaling $61.3 million. The Company considers its liquidity and capital resources to be adequate to meet its foreseeable short and long-term needs. The Company expects to be able to fund or refinance, on a timely basis, its material commitments and long-term liabilities.

At March 31, 1997, the Bank had core and tangible capital of $43.4 million or 7.89% of adjusted total assets, which was approximately $26.9 million and $35.1 million above the minimum capital requirements in effect on that date of 3.0% and 1.5%, respectively, of adjusted total assets. On March 31, 1997, the Bank had total risk-based capital of $44.9 million (which included $43.4 million in core capital), or 16.51% of risk-weighted assets of $271.8 million. This amount was approximately $23.1 million above the 8.0% total risk-based capital requirement in effect on that date.

SELECTED RATIOS
---------------
Earnings per common share was $.40 for the first quarter of 1997 versus $.53 for the first quarter of 1996.

For the three months ended March 31, 1997, the Company's return on average common equity was 10.73%, the return on average assets was 0.96%, and the efficiency ratio (non-interest expense divided by the sum of non-interest income and net interest income) was 50.43%. For the three months ended March 31, 1996, the return on average common equity was 13.76% and the return on average assets was 1.24%, with the efficiency ratio of 45.38%.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 1997
---------------------------------------------------------------
AND 1996
--------

GENERAL. Net income for the three months ended March 31, 1997 was $1,317,000 compared to $1,958,000 for the three months ended
March 31, 1996. The first quarter of 1996 included gains from the sale of securities of $2,507,000. Contributing to the results were a $732,000 increase in net interest income, which was 24% greater than the first quarter of 1996, plus a $129,000 increase in non-interest income before security gains, coupled with a decrease in non-interest expenses of 7 percent or $203,000. This was offset by an increase in the provision for possible loan losses of $161,000 and a decrease in the gains on securities sold by almost $2 million pre-tax.

INTEREST INCOME. The Company's interest income totaled $9.7 million for the first three months of 1997 versus $10.7 million for the same period in 1996. This decline in interest income was the result of a decrease in the volume of earning assets by 13.4 percent, which equates to almost $81 million. The change in volume was partially offset by an increase in the average yield on interest-earning assets from 7.09 percent in the first quarter of 1996 to 7.41 percent in the first quarter of 1997. Both of these factors were the result of the balance sheet restructuring in the Bank, which has been underway since the fourth quarter of 1995, when $116 million in fixed rate mortgages were securitized and $94 million were subsequently sold in the first quarter of 1996. An additional
$61 million of fixed rate first mortgages were securitized in the fourth quarter of 1996, but none have yet been sold. These securities will gradually be converted to higher yielding commercial and commercial real estate loans.

INTEREST EXPENSE. Interest expense decreased by $1.7 million or 22.8 percent to $5.9 million for the three month period ended March 31, 1997 as compared to $7.6 million for the same period in 1996. This was the result of a 13.7 percent decrease in average interest-bearing liabilities, from $547.1 million for the quarter ended March 31, 1996 to $471.9 million for the quarter ended March 31, 1997. The volume of interest-bearing deposits decreased by $54.1 million. Most of this change was the result of reducing the volume of certificates of deposit upon the maturity of the 18 month certificates which matured in September of 1996 and carried a rate of 7.8 percent. The volume increased in Preferred Money Market accounts which partially offset the decrease in fixed rate deposits.

The volume of borrowed money also decreased by over $21 million.
The cost of total interest-bearing liabilities for the three months ended March 31, 1997 was 4.96% compared to 5.56% for the three months ended March 31, 1996, a decrease of 60 basis points.

The net interest margin increased from 2.05% for the first quarter of 1996 to 2.93% for the first quarter of 1997. At the same time, the net interest spread increased from 1.53 percent for the first quarter of 1996 to 2.45 percent during the first quarter of 1997.

PROVISION FOR POSSIBLE LOAN LOSSES. The provision for possible loan losses for the quarter ended March 31, 1997, included $300,000 for credit cards and $51,000 for commercial and commercial real estate loans. This compares to the $190,000 provision booked in the first quarter of 1996, when $180,000 was provided for credit cards and $10,000 was provided for commercial real estate lending. Charge-offs related to credit cards totaled approximately $240,000 for the quarter just ended, and of that total approximately $150,000 was the result of bankruptcies by borrowers. This experience is consistent with the results in prior periods and based upon current experiences of other credit card lenders, losses will probably continue at this level for the near term. Management regularly conducts a review of its loan portfolios, write-off experiences and adequacy of allowances and believes the allowance to be adequate.

LOAN LOSS ALLOWANCE ANALYSIS. The following table sets forth an analysis of the Company's allowance for possible loan losses for the periods indicated.

                                           Three Months Ended
                                          Mar. 31,      Mar. 31,
                                           1997           1996
                                         ---------     ---------
                                          (Dollars in Thousands)
Balance at beginning of period           $ 1,424       $   1,379
Charge-offs:
  Commercial Loans, Leases and
     Commercial Real Estate                  -0-             -0-
  One-to-four family                         -0-             -0-
  Consumer                                   276             356
                                         ---------     ---------
    Total                                    276             356
                                         ---------     ---------
Recoveries:
  Commercial Loans, Leases
    and Commercial Real Estate Loans         -0-             -0-
  One-to-four family                         -0-             -0-

 Consumer                                    14              39
                                         ---------     ---------
    Total                                    14              39
                                         ---------     ---------
 Net charge-offs                            262             317
Additions charged to
  operations                                351             190
                                         ---------     ---------
Balance at end of period                $ 1,513        $  1,252
Ratio of net charge-offs during
  the period to average loans
  outstanding during the period            0.08%           0.10%
Ratio of allowance to non-
  performing loans                          1.18x           1.46x

NET INTEREST INCOME AFTER PROVISION FOR POSSIBLE LOAN LOSSES. Net interest income after provision for possible loan losses increased by $562,000 or 19.3% to $3,471,000 for the three month period ended March 31, 1997 as compared to $2,909,000 for the three month period ended March 31, 1996.

NON-INTEREST INCOME. Non-interest income excluding securities gains increased by 34 percent or $129,000 as more fees were generated from both loan and deposit customers.

Securities gains decreased from $2,507,000 from the first quarter of 1996 to $563,000 in the first quarter of 1997. The gain on securities in the first quarter of 1996 was the result of balance sheet restructuring which saw fixed rate mortgage-backed securities, which had been generated as first mortgages by the Bank, sold and replaced by floating rate mortgage-backed securities and commercial real estate loans. The gain on securities for the first quarter of 1997 was generated from thrift and commercial bank stocks which were held in the securities portfolio of the Company as temporary investments. When stock prices reached all-time highs in the first quarter, the Company, at the Holding Company level, decided to reduce some of these holdings.

NON-INTEREST EXPENSE. Non-interest expense was $2,513,000 for the quarter ended March 31, 1997, compared to $2,716,000 for the same
period in 1996, a decrease of $203,000 or 7.5%.   This entire change
was the result in the Federal Deposit Insurance premiums declining by $259,000. Most other operating expenses showed minimal increases or decreases.

IMPACT OF NEW ACCOUNTING STANDARDS
----------------------------------
In June 1996, the FASB issued Statement of Financial Accounting Standards No. 125 ("SFAS No. 125"), "Accounting for Transfers and Extinguishments of Liabilities." SFAS No. 125 provides accounting and reporting standard for transfers and servicing of financial assets and extinguishments of liabilities. SFAS No. 125 requires a consistent application of a financial components approach that focuses on control. Under that approach, after a transfer of financial assets, an entity recognizes the financial and servicing assets it controls and the liabilities it has incurred, and derecognizes liabilities when extinguished. SFAS No. 125 also supersedes SFAS No. 122 and requires that serving assets and liabilities be subsequently measured by amortization in proportion to and over the period of estimated net servicing income or loss and requires assessment for asset impairment or increases obligation based on their fair values. SFAS No. 125 applies to transfers and extinguishments occurring after December 31, 1996, and early or retroactive application is not permitted. Because the volume and variety of certain transactions will make it difficult for some entities to comply, some provision have been delayed by SFAS No. 127. The adoption of SFAS No. 125 did not have a material impact on the results of operations or financial condition of the Bank.

On March 3, 1997, the Financial Accounting Standards Board (FASB) issued Statement 128, "Earnings Per Share", which is effective for financial statements beginning with year end 1997. Statement 128 simplifies the calculation of earnings per share (EPS) by replacing primary EPS with basic EPS. It also requires dual presentation of basic EPS and diluted EPS for entities with complex capital structures. Basic EPS include no dilution and is computed by dividing income available to common shareholders by the weighted average common shares outstanding for the period. Diluted EPS reflects the potential dilution of securities that could share in earnings, such as stock options, warrants or other common stock equivalents. The Company expects Statement 128 to have little impact on its earnings per share calculations in future years, other than changing terminology from primary EPS to basic EPS. All prior period EPS data will be restated to conform with the new presentation.

RECENT REGULATORY DEVELOPMENTS
-----------------------------------------------------------


Legislation has been introduced in the Congress that would eliminate the federal thrift charter by requiring each federal thrift to convert to a national bank or to a state bank or state thrift. One of the pending bills would require the conversion to occur by January 1, 1998 while the other would require conversion by June 30, 1998. Assuming the Bank experiences no significant delay in completing its conversion to a national bank charter (which is presently expected to occur prior to or on July 1, 1997), the Company anticipates that the Bank will become a national bank prior to the enactment of the pending legislation and, therefore, the pending legislation will have no impact on the operations of the Company or its subsidiaries.

Various bills have also been introduced in the Congress that would allow bank holding companies to engage in a wider range of nonbanking activities, including greater authority to engage in securities and insurance activities. While the scope of permissible nonbanking activities and the conditions under which the new powers could be exercised varies among the bills, the expanded powers generally would be available to a bank holding company only if the bank holding company and its bank subsidiaries remain well-capitalized and well-managed. The bills also impose various restrictions on transactions between the depository institutions from the risks of the new nonbanking activities permitted to such affiliates.

Additionally, legislation has been introduced in Illinois that would generally allow banks to engage in insurance activities, subject to various conditions, including restrictions on the manner in which insurance products are marketed to bank customers and requirements that banks selling insurance provide certain disclosures to customers. The Illinois legislature is also considering legislation that would prohibit out-of-state banks from acquiring a bank located in Illinois unless the Illinois based bank has been in existence and continuously operated for a period of at least five years.

At this time, the Company is unable to predict whether any of these pending bills will be enacted and therefore, is unable to predict the impact the pending legislation will have on the Company and its subsidiaries.

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

ITEM 2.  CHANGES IN SECURITIES
         None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
         None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         None

ITEM 5.  OTHER INFORMATION
         None

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

        a.  	Exhibit 27	Financial Data Schedule

        b.   Form 8-K
               A report on Form 8-K was filed on January 28, 1997 to report under Item 5 that the Company completed the Stock Repurchase Program dated December 23, 1996, and announced a new Stock Repurchase Program.

               A report on Form 8-K was filed on February 24, 1997 to report under Item 5 that the Company announced the issuance of a regular quarterly dividend.

                           SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          FIRSTFED BANCSHARES, INC.


Date: May 15, 1997                        By:  s/Larry G. Gillie
      -----------------                 ---------------------------
                                             Larry G. Gillie
                                             President and
                                             Chief Executive Officer


Date: May 15, 1997                        By:  s/Paul A. Larsen
      -----------------                 ---------------------------
                                             Paul A. Larsen
                                             Senior Vice President,
                                             Treasurer and
                                             Chief Financial Officer