Form 10-Q
period 1997-06-30
COVEST BANCSHARES INC
filed 1997-08-14
CIK 885694

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549
                  -----------------------------

                            FORM 10-Q

        Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934


For the Quarterly Period Ended          Commission File Number
      June 30, 1997                           0-20160

                  -----------------------------

                      COVEST BANCSHARES, INC.
     (Exact name of registrant as specified in its charter)


          Delaware                           36-3820609
(State or other jurisdiction       (I.R.S. Employer Identification
     of incorporation or                      Number)
        organization)

749 Lee Street, Des Plaines, Illinois               60016
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

                    Yes  --X--            No  -----

As of August 14, 1997, there were 3,406,616 outstanding shares of the registrant's Common Stock, par value $.01 per share. In addition, 447,895 shares were being held as treasury stock.

                     COVEST BANCSHARES, INC.

                        Table of Contents

PART I.   FINANCIAL INFORMATION (UNAUDITED)              PAGE NO.


          Item 1.   Financial Statements....................3

          Item 2.   Management's Discussion and
                    Analysis of Financial Condition and
                    Results of Operations..................14

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


          Form 10-Q Signatures.............................29

PART 1.   FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements see notes to condensed consolidated financial statements (unaudited)

COVEST BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CONDITION
(Unaudited)                                JUNE 30,     DEC. 31,
(Dollars in thousands except                 1997         1996
   per share amounts)                     ---------    ---------

ASSETS
------
CASH AND CASH EQUIVALENTS
  Cash and Amounts Due from
    Depository Institutions               $ 19,970     $ 12,837
                                           -------      -------
TOTAL CASH AND CASH EQUIVALENTS             19,970       12,837

INVESTMENTS:
  Securities Available-for-Sale             52,326       53,751
  Mortgage-Backed Securities and
    Related Securities Available-
    for-Sale                                82,881      111,935
  Federal Home Loan Bank Stock               3,620        7,190
                                          ---------    ---------
TOTAL INVESTMENTS                          138,827      172,876

LOANS RECEIVABLE:
  Mortgage Loans                           258,722      253,473
  Commercial Loans, Leases & Real Estate    44,033       29,596
  Consumer Loans                            59,663       56,900
                                          ---------    ---------
    TOTAL LOANS RECEIVABLE                 362,418      339,969
  Less Allowance for Possible Loan Loss   (  1,489)    (  1,424)
                                          ---------    ---------
LOANS RECEIVABLE, NET                      360,929      338,545

ACCRUED INTEREST RECEIVABLE                  4,127        3,608
PREMISES AND EQUIPMENT                       9,827        9,859
OTHER ASSETS                                 2,738        3,444
                                          ---------    ---------
TOTAL ASSETS                              $536,418     $541,169
                                          =========    =========

                                           JUNE 30,     DEC. 31,
                                             1997         1996
                                          ---------    ---------
LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
LIABILITIES:
  Deposits                                $404,578     $402,090
  Short-Term Borrowings and Securities
    Sold U/A to Repurchase                  47,114       53,690
  Long-Term Advances from Federal
    Home Loan Bank                          25,000       25,000
  Advances from Borrowers for
    Taxes and Insurance                      3,007        3,724
  Accrued Expenses and Other Liabilities     6,820        6,721
                                          ---------    ---------
TOTAL LIABILITIES                          486,519      491,225

STOCKHOLDERS' EQUITY:
  Common Stock, par value $.01 per share;
    7,500,000 authorized shares; 3,406,616
    and 3,406,616 shares issued at
    6/30/97 and 12/31/96 respectively           34           34
  Additional Paid-in Capital                22,099       22,155
  Retained Earnings                         35,255       33,990
  Treasury Stock, at cost, 421,595
    and 343,300 shares held at
    6/30/97 and 12/31/96 respectively     (  7,265)    (  5,838)
  ESOP Loan                               (    685)    (    858)
  Unearned Stock Award                    (     73)    (     73)
  Unrealized Gain on Assets
    Available-for-Sale                         534          534
                                          ---------    ---------
TOTAL STOCKHOLDERS' EQUITY                  49,899       49,944
                                          ---------    ---------
TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY                      $536,418     $541,169
                                          =========    =========


BOOK VALUE PER COMMON SHARE                 $ 16.72    $  16.30
                                          =========    ========

See notes to condensed consolidated financial statements (unaudited)

COVEST BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF INCOME            THREE MONTHS ENDED       SIX MONTHS ENDED
(Unaudited)                                 JUNE 30,     JUNE 30,    JUNE 30,     JUNE 30,
(Dollars in thousands except                  1997         1996        1997        1996
   per share amounts)                      ---------    ---------   ---------------------
INTEREST INCOME
  Loans Receivable                          $ 7,001      $ 6,470    $13,639      $12,918
  Mortgage-Backed and Related Securities      1,695        2,868      3,631        5,965
  Securities                                    920        1,011      1,884        1,803
  Other Interest and Dividend Income            306          153        446          499
                                           ---------    ---------  ---------    ---------
                                              9,922       10,502     19,600       21,185

INTEREST EXPENSE
  Deposits                                    4,860        6,033      9,600       12,152
  Advances from Federal Home Loan Bank          954        1,156      1,862        2,516
  Other Borrowed Money                          253          311        461          416
                                           ---------    ---------  ---------    ---------
                                              6,067        7,500     11,923       15,084

NET INTEREST INCOME                           3,855        3,002      7,677        6,101

  Provision for Possible Loan Losses            402          342        753          532
NET INTEREST INCOME AFTER PROVISION        ---------    ---------  ---------    ---------
  FOR POSSIBLE LOAN LOSSES                    3,453        2,660      6,924        5,569

NON-INTEREST INCOME
  Loan Charges and Servicing Fees               259          180        526          385
  Deposit Related Charges and Fees              214          141        392          259
  Gain on Sale of Securities                    311          -0-        874        2,507
  Other                                          48           58        111          114
                                           ---------    ---------  ---------    ---------
TOTAL NON-INTEREST INCOME                       832          379      1,903        3,265

NON-INTEREST EXPENSE
  Compensation and Benefits                   1,281        1,251      2,499        2,369
  Occupancy and Equipment                       348          357        743          727
  Federal Deposit Insurance Premium              66          264         73          530
  Data Processing                               215          192        421          405
  Advertising and Name Change Expenses          248           77        342          125
  Other                                         638          550      1,231        1,251
                                           ---------    ---------  ---------    ---------
TOTAL NON-INTEREST EXPENSE                    2,796        2,691      5,309        5,407

INCOME BEFORE TAXES                           1,489          348      3,518        3,427
  Income Tax Provision                          502           65      1,214        1,186
                                           ---------    ---------  ---------    ---------

NET INCOME                                  $   987      $   283    $ 2,304      $ 2,241
                                           =========    =========  =========    =========


EARNINGS PER COMMON SHARE
           Primary                             $ .31       $  .08      $  .71       $ .63
           Fully diluted                         .31          .08         .71         .62

See notes to condensed consolidated financial statements (unaudited)

COVEST BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS         SIX MONTHS ENDED
(Unaudited)                                 JUNE 30,     JUNE 30,
(Dollars in thousands)                        1997         1996
                                           ---------    ---------
OPERATING ACTIVITIES
  Net Income                                $ 2,304      $ 2,241
  Adjustments to Reconcile Net Income to
   Cash Provided by Operating Activities
    Depreciation and Amortization of
      Premises and Equipment                    375          285
    Provision for Possible Loan Losses          753          532
    Net Gain on Sale of Securities         (    874)    (  2,507)
    Stock Award Earned                            0            2
    Change In:
      Prepaid Expenses and Other Assets         706     (    464)
      Accrued Interest Receivable          (    519)    (  1,132)
      Accrued Expenses and Other Liabilities     99     (    642)
                                           ---------    ---------
NET CASH FROM OPERATING ACTIVITIES            2,844    (  1,685)

CASH FLOWS FROM INVESTING ACTIVITIES
  Loan Originations, Net of Principal
    Payments                               ( 23,137)    (  8,862)
  Principal Payments on Mortgage-Backed
    and Related Securities                   29,928       27,846
  Purchases of Mortgage-Backed and
    Related Securities                            0     (107,893)
  Purchases of Securities                  (  9,995)    ( 47,161)
  Proceeds from Sales and Maturities
    of Securities                            11,420      114,329
  Change in Federal Home Loan Bank Stock      3,570          191
  Purchase of Office Properties and
    Equipment                              (    343)    (     71)
                                           ---------    ---------
NET CASH FROM INVESTING ACTIVITIES           11,443     ( 21,621)

                                              SIX MONTHS ENDED
                                            JUNE 30,     JUNE 30,
                                              1997         1996
                                           ---------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES
  Net Increase in Deposits                    2,488        4,747
  Repayments of Federal Home Loan Bank
    Advances                               ( 12,500)    ( 31,900)
  Proceeds from Federal Home Loan Bank
    Advances                                 10,000       24,500
  Repayments/Proceeds from Other Borrowings(  4,076)      20,297
  Net Change in Mortgage Escrow Funds      (    717)    (  1,539)
  Purchase of Common Stock for Treasury    (  2,409)    (  2,307)
  Proceeds from Exercise of Stock Options,
    Net of Treasury Shares issued               488          475
  Payment Received on Loan to ESOP              173          165
  Dividend Paid, Net of Dividend
    Reinvestment Program                   (    601)    (    567)
                                           ---------    ---------
NET CASH FROM FINANCING ACTIVITIES         (  7,154)      13,871
                                           ---------    ---------

NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                            7,133     (  9,435)

CASH AND CASH EQUIVALENTS, BEGINNING         12,837       19,198
                                           ---------    ---------
CASH AND CASH EQUIVALENTS, ENDING           $19,970      $ 9,763
                                           =========    =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
  Interest Paid                             $11,698      $12,287
  Income Taxes Paid                           1,325          600




See notes to condensed consolidated financial statements (unaudited)

COVEST BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(Unaudited)
(Dollars in thousands)
Six months ended June 30, 1997 and 1996

                                                                                                UNREALIZED
                                                                                                            GAIN (LOSS)

                                            ADDITIONAL                                    UNEARNED  ON ASSETS
                                    COMMON   PAID-IN    RETAINED   TREASURY      ESOP       STOCK   AVAILABLE
                                     STOCK   CAPITAL    EARNINGS    STOCK        LOAN       AWARD   FOR SALE      TOTAL
-----------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1995          $28    $27,229    $39,373    ($9,397)     ($1,198)    ($ 97)     $1,739   $57,677

Net Income                                                2,241                                                  2,241

Cash Dividends ($.167 per share)                        (   567)                                               (   567)

Purchase of Treasury Stock                                         ( 2,307)                                    ( 2,307)

Principal Payment on ESOP Loan                                                     165                             165

Shares issued in conjunction with
  three-for-two stock split, and
  cash paid on fractional shares       11    ( 5,379)   (    12)                                               ( 5,380)

Treasury Stock reissued in conjunction
  with stock option exercises                           (   521)       996                                         475

Retirement of 538,503 shares
  of common stock                   (   5)              ( 5,197)    10,582                                       5,380

Amortization of Stock Award                                                                    2                     2

Change in Unrealized Gain/Loss on Securities
  Available-for-Sale                                                                                 ( 2,876)  ( 2,876)
-----------------------------------------------------------------------------------------------------------------------

Balance at June 30, 1996             $34    $21,850    $35,317     ($  126)     ($1,033)    ($ 95)    ($ 1,137)  $54,810
=======================================================================================================================
Balance at December 31, 1996         $34    $22,155    $33,990     ($5,838)     ($  858)    ($ 73)     $   534   $49,944

Net Income                                               2,304                                                   2,304

Cash Dividends ($.20 per share)                        (   601)                                                  ( 601)

Purchase of Treasury Stock                                         ( 2,409)                                    ( 2,409)

Principal Payment on ESOP Loan                                                    173                              173

Proceeds from Stock Option Exercises            515                                                                515

Treasury Stock reissued in conjunction
  with stock option exercises                (  571)   (   438)        982                                        (27)
Change in Unrealized Gain/Loss on Securities
  Available-for-Sale                                                                                       0        0
----------------------------------------------------------------------------------------------------------------------

Balance at June 30, 1997              $34    $22,099   $35,255     ($7,265)     ($ 685)    ($ 73)     $   534  $49,899
======================================================================================================================

See notes to condensed consolidated financial statements (unaudited)


COVEST BANCSHARES, INC.
AVERAGE BALANCE SHEET
(Dollars in thousands)

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
                                                                 THREE MONTHS   ENDED
                                ----------------------------------------------------------------------------------------
                                              JUNE 30, 1997                                    JUNE 30, 1996
                                -----------------------------------------       ----------------------------------------
                                                                AVERAGE                                        AVERAGE
                                   AVERAGE                       YIELD/           AVERAGE                       YIELD/
                                   BALANCE        INTEREST        COST            BALANCE        INTEREST        COST
INTEREST-EARNING ASSETS:        -----------------------------------------       ---------------------------------------
  Mortgage Loans                  $257,537        $ 4,783         7.43%          $277,997        $ 5,135         7.39%
  Commercial Loans, Leases
    and Real Estate                 40,315            814         8.08              3,739             85         9.09
  Consumer Loans                    59,016          1,404         9.52             52,700          1,250         9.49
  Mortgage-Backed and
    Related Securities              96,000          1,695         7.06            193,697          2,868         5.92
  Investment Securities             56,988            920         6.46             64,279          1,036         6.45
  Other Investments                 21,077            306         5.61              8,186            128         6.25
                                -----------------------------------------       ---------------------------------------

Total Interest-Earning Assets     $530,933        $ 9,922         7.48%          $600,598        $10,502         6.99%

Non-Interest Earning Assets         19,075                                         27,446
                                -----------------------------------------        ---------------------------------------

TOTAL ASSETS                      $550,008                                       $628,044
                                  ========                                       ========

INTEREST-BEARING LIABILITIES:
  Interest-Bearing Checking       $ 21,672        $    97         1.79%          $ 22,044        $    98         1.78%
  Money Market Accounts             51,026            619         4.85             11,236             92         3.28
  Savings                           64,351            401         2.49             70,171            436         2.49
  Certificates of Deposit          259,475          3,743         5.77            342,139          5,407         6.32
  FHLB Advances                     63,367            954         6.02             77,320          1,156         5.98
  Other Borrowed Funds              19,206            253         5.27             23,714            311         5.25
                                -----------------------------------------       ---------------------------------------

Total Interest-Bearing
  Liabilities                     $479,097        $ 6,067         5.07%          $546,624        $ 7,500         5.49%

Non-Interest Bearing
  Deposits                          10,777                                          9,430

Other Liabilities                   10,251                                         16,445
                                -----------------------------------------       ---------------------------------------

TOTAL LIABILITIES                 $500,125                                       $572,499
                                -----------------------------------------       ---------------------------------------

Stockholders' Equity                49,883                                         55,545
                                -----------------------------------------       ---------------------------------------
TOTAL LIABILITIES AND
  STOCKHOLDERS' EQUITY            $550,008                                       $628,044
                                  ========                                       ========

NET INTEREST INCOME                               $ 3,855                                        $ 3,002
                                -----------------------------------------       ---------------------------------------
NET INTEREST RATE SPREAD (1)                                      2.41%                                          1.50%
                                -----------------------------------------       ---------------------------------------
NET INTEREST MARGIN (2)                                           2.90%                                          2.00%
                                -----------------------------------------       ---------------------------------------
(1) Interest Rate Spread is calculated by subtracting the average cost of interest-bearing liabilities from the average rate on interest-earning assets.
(2) Net Interest Margin is calculated by dividing net interest income by average interest-earning assets.


COVEST BANCSHARES, INC.
AVERAGE BALANCE SHEET
(Dollars in thousands)
See notes to condensed consolidated financial statements (unaudited)
The following table sets forth certain information related to the Company's average balance sheet. It reflects the average yield on assets and average cost of liabilities for the periods indicated, as derived by dividing income or expense by the average daily balance of assets or liabilities, respectively, for the periods indicated.

                                                                     SIX MONTHS ENDED
                                ----------------------------------------------------------------------------------------
                                              JUNE 30, 1997                                    JUNE 30, 1996
                                -----------------------------------------       ---------------------------------------
                                                                AVERAGE                                          AVERAGE
                                   AVERAGE                       YIELD/             AVERAGE                       YIELD/
                                   BALANCE        INTEREST        COST              BALANCE        INTEREST        COST
INTEREST-EARNING ASSETS:        -----------------------------------------       ---------------------------------------
  Mortgage Loans                  $255,227        $ 9,489         7.44%          $277,041        $10,259         7.41%
  Commercial Loans, Leases,
    and Real Estate                 35,982          1,437         7.99              3,035            134         8.83
  Consumer Loans                    58,313          2,713         9.30             52,963          2,525         9.53
  Mortgage-Backed and
    Related Securities             103,194          3,631         7.04            197,017          5,965         6.05
  Investment Securities             57,182          1,884         6.59             63,230          2,036         6.44
  Other Investments                 17,292            446         5.16              8,567            266         6.21
                                -----------------------------------------       ---------------------------------------

Total Interest-Earning Assets     $527,190        $19,600         7.44%          $601,853        $21,185         7.04%

Non-Interest Earning Assets         18,965                                         25,343
                                -----------------------------------------       ---------------------------------------

TOTAL ASSETS                      $546,155                                       $627,196
                                  ========                                       ========

INTEREST-BEARING LIABILITIES:
  Interest-Bearing Checking       $ 21,611        $   191         1.77%          $ 22,219        $   198         1.78%
  Money Market Accounts             47,986          1,147         4.78             11,209            179         3.19
  Savings                           64,821            804         2.48             69,495            864         2.49
  Certificates of Deposit          261,118          7,458         5.71            344,182         10,911         6.34
  FHLB Advances                     62,383          1,862         5.97             83,856          2,516         6.00
  Other Borrowed Funds              17,584            461         5.24             15,915            416         5.23
                                -----------------------------------------       ---------------------------------------

Total Interest-Bearing
  Liabilities                     $475,503        $11,923         5.02%          $546,876        $15,084         5.52%

Non-Interest Bearing
  Deposits                          10,403                                          8,633

Other Liabilities                   10,299                                         15,432
                                -----------------------------------------       ---------------------------------------

TOTAL LIABILITIES                 $496,205                                       $570,941
                                -----------------------------------------       ---------------------------------------

Stockholders' Equity                49,950                                         56,255
                                -----------------------------------------       ---------------------------------------
TOTAL LIABILITIES AND
  STOCKHOLDERS' EQUITY            $546,155                                       $627,196
                                  ========                                       ========

NET INTEREST INCOME                               $ 7,677                                        $ 6,101
                                -----------------------------------------       ---------------------------------------
NET INTEREST RATE SPREAD (1)                                      2.42%                                          1.52%
                                -----------------------------------------       ---------------------------------------
NET INTEREST MARGIN (2)                                           2.91%                                          2.03%
                                -----------------------------------------       ---------------------------------------
(1) Interest Rate Spread is calculated by subtracting the average cost of interest-bearing liabilities from the average rate on interest-earning assets.
(2) Net Interest Margin is calculated by dividing net interest income by average interest-earning assets.

                      COVEST BANCSHARES, INC.
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           (Unaudited)

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

The results of operations and other data for the quarter and six months ended June 30, 1997 are not necessarily indicative of results that may be expected for the entire year ending December 31, 1997.

In the opinion of management, the unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial condition of CoVest Bancshares, Inc. (the "Company"), formerly known as FirstFed Bancshares, Inc., including its wholly owned subsidiary, CoVest Banc, National Association (the "Bank"), formerly known as First Federal Bank for Savings, as of June 30, 1997 and December 31, 1996; the results of the Company's operations for the three months ended June 30, 1997 and 1996 and the six months ended June 30, 1997 and 1996; its cash flows for the six months ended June 30, 1997 and 1996; its changes in stockholders' equity for the six months ended June 30, 1997 and 1996;
and its average balance sheet for the three months ended June 30, 1997 and 1996, and the six months ended June 30, 1997 and 1996.

All references to number of shares issued, outstanding (primary and fully-diluted) and held in treasury, earnings per share, and book value per share, for periods prior to the second quarter of 1996, have been restated as if the three-for-two stock split which occurred on May 15, 1996 had actually occurred on January 1, 1996.

Certain amounts in prior condensed consolidated financial statements have been reclassified to conform with the June, 1997 presentation.

(2)          Regulatory Capital Requirements

Pursuant to the Financial Institutions Reform, Recovery and Enforcement Act of 1989 ("FIRREA"), as implemented by regulations promulgated by the Office of Thrift Supervision (the "OTS"), savings institutions must meet three separate minimum capital requirements. The following table summarizes, as of June 30, 1997, the Bank's capital requirements under FIRREA and its actual capital ratios. As of June 30, 1997, the Bank exceeded all current minimum regulatory capital requirements.

                                     BANK ONLY
               ----------------------------------------------------
                    Actual         Regulatory        Excess Above
                   Capital        Capital Req.       Capital Req.
               Amount     %     Amount      %      Amount     %
               -------  ------  -------   -----    -------   ------
                              (Dollars in Thousands)

Risk-Based     $45,841  16.78%  $21,859   8.00%    $23,982    8.78%
Core Capital    44,352   8.32    16,001   3.00      28,351    5.32
Tang. Capital   44,352   8.32     8,000   1.50      36,352    6.82


(3)          Conversion and Earnings Per Share of Common Stock

On June 30, 1992, the Bank converted from a federally chartered mutual savings bank to a federally chartered stock savings bank. The Bank issued all of its Common Stock to the Company and at the same time the Company issued 4,830,000 shares (post-split)of Common Stock at $6.67 per share (post-split), all pursuant to a plan of conversion.

Primary and fully diluted earnings per share for the quarter were computed by dividing net income by 3,233,282 and 3,244,604, and for the six months ended June 30, 1997 by 3,280,928 and 3,298,323 respectively, the weighted average number of shares of common stock and common stock equivalents outstanding during the quarter. Stock options are regarded as common stock equivalents and are computed using the treasury stock method.

(4)          Stock Repurchase Program

On January 28, 1997, the Company announced its intention to repurchase 100,000 shares of its outstanding Common Stock in the open market. This repurchase program was completed on June 24, 1997, with the shares being repurchased at an average price of $17.80.

On June 24, 1997, the Company's Board of Directors approved a new Stock Repurchase Program, enabling the Company to repurchase up to 100,000 shares of its outstanding stock. The purchases will be made in the open market and/or through privately negotiated transactions. As of August 14, 1997, 22,700 shares had been repurchased at an average price of $21.11.

(5)          Stock Dividend and Cash Dividend

On May 15, 1996, the Company effectuated a three-for-two stock split payable in the form of a one-for-two stock dividend. The regular quarterly dividend rate remained at $.10 per share post-split, representing a 50% increase in the dividend rate as a result of the split. The regular cash dividend paid during the second quarter of 1997 was $.10 per common share.

(6)          Safe Harbor Statement

This report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Reform Act of 1995, and is included in this statement for purposes of these safe harbor provisions. Forward-looking statements, strategies and expectations of the Company, are generally identifiable by use of the words "believe", "expect," "intend," "anticipate," "estimate," "project," or similar expressions. The company's ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse affect on the operations and future prospects of the Company and its subsidiaries include, but are not limited to, changes in:
interest rates, general economic conditions, legislative/regulatory changes, monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board, the quality of composition of the loan or investment portfolios, demand for loan products, deposit flows, competition, demand for financial services in the Company's market area and
accounting principles, policies and guidelines.    These risks and
uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Further information concerning the Company and its business, including additional factors that could materially affect the Company's financial results, is included in the Company's filings with the Securities and Exchange Commission.

ITEM 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS

OVERVIEW
--------
The Company's business activities currently consist of ownership of the Bank, and investments in other equity securities. The Bank's principal business consists of attracting deposits from the public and investing these deposits, together with funds generated from operations, primarily in commercial loans, leases and commercial real estate, loans secured by mortgages on one-to-four family residences and consumer loans. It is management's intention that commercial loans will become an increasingly larger portion of the total loan portfolio as the balance sheet is restructured to become more like that of a community bank. The Bank's deposit accounts are insured to the maximum allowable by the Federal Deposit Insurance Corporation (the "FDIC").

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

At the annual meeting of stockholders held on April 22, 1997, the stockholders approved an amendment to Article I of the Company's Certificate of Incorporation to change the name of the Company to CoVest Bancshares, Inc. which became effective on June 2, 1997. The Company's common stock, formerly listed on the Nasdaq Stock market under the training symbol (FFDP) became (COVB) on June 2, 1997. In addition, the Company, which was a thrift holding company owning all of the capital stock of CoVest Banc, formerly First Federal Bank for Savings, a federally chartered savings bank with its main office in Des Plaines, Illinois, applied and received approval from the Office of the Comptroller of the Currency and converted the charter of the Bank to that of a national bank effective August 1, 1997.

FINANCIAL CONDITION
-------------------
Total consolidated assets of the Company decreased by $4.8 million from $541.2 million at December 31, 1996, to $536.4 million at June 30, 1997. Although total assets remained relatively stable, the redeployment of securities proceeds from maturities, paydowns, and sales continues to fund additional loans.

Total loans receivable increased $22.4 million, or 6.59% from $340 million at December 31, 1996, to $362.4 million at June 30, 1997. Loans originated during the six months ended June 30, 1997 were $51.2 million, of which 35% were commercial loans, leases and commercial real estate, 45% were mortgages and 20% were consumer loans. Loans originated during the six month period ended June 30, 1996 were $51.9 million, of which 6% were commercial real estate loans, 57% were mortgages and 37% were consumer loans.

Mortgage-backed and other mortgage-related securities decreased $29.1 million or 26% from December 31, 1996. During this six month period, proceeds from the sales of and paydowns on mortgage-backed securities were used to fund additional loan volume and to a lesser extent, pay off short-term borrowings. At June 30, 1997, mortgage-backed and non mortgage-backed securities comprised 26% of total assets.

Deposits increased to $404.6 million at June 30, 1997, from $402.1 million at December 31, 1996. Most of this growth was in the Bank's Preferred Money Market account which was introduced in July, 1996. This account is indexed to the 91 day U.S. Treasury Bill rate, to reflect the weekly change that occurs as a result of the auction in the bond market.

Short-term borrowings (due within one year) and securities sold under agreement to repurchase decreased $6.6 million from the December 31, 1996 balance of $53.7 million to $47.1 million at June 30, 1997. This reduction came from the proceeds of mortgage-backed securities. Long-term borrowings, all of which are Federal Home Loan Bank advances, have not changed since December 31, 1996.

Book value per common share increased to $16.72 at June 30, 1997 from $16.30 at December 31, 1996.

Total non-performing assets as of June 30, 1997 stood at $1,132,000 or 0.21% of total assets. At December 31, 1996, non-performing assets were $856,000 or 0.16% of total assets. However, the June 30th balance represents a decrease from March 31, 1997 when non-performing assets were $1,281,000, or 0.23% of total assets. Historically this number has ranged between .04% and .24% of total assets, which is below the rate experienced by the Bank's peer group. Management believes the reserves for possible loan losses to be adequate. Furthermore, 72.5% of non-performing loans were single family mortgages, and the Bank has not incurred a loss on single family mortgages within the last six years.
The other real estate owned asset is a single family residence upon which the Bank has private mortgage insurance and will not incur a loss on the disposal of the property.

The following table sets forth the amounts and categories of non-performing loans and assets.

                                      June 30, 1997    Dec. 31, 1996
                                      -------------    -------------
                                          (Dollars in Thousands)
Non-performing loans:
  Commercial loans, leases and
    commercial real estate              $    -0-        $    -0-
  One-to-four family                         712             599
  Consumer                                   270             257
                                      -------------    -------------
   Total non-performing loans           $    982       $     856

Other real estate owned                 $    145       $     -0-
Other repossessed assets                       5             -0-
                                      -------------    -------------
   Total non-performing assets          $  1,132       $     856

Total non-performing loans as
  a percentage of net loans                 .27%            .22%

Total non-performing loans as
  a percentage of total assets              .18%            .16%

Total non-performing assets as
  a percentage of total assets              .21%            .16%


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

Current OTS regulations require the Bank to maintain cash and eligible investments in an amount equal to at least 5% of customers' accounts and short term borrowings to assure its ability to meet demands for withdrawals and repayments of short term borrowings. As of June 30, 1997 and December 31, 1996, the Bank's liquidity ratio was in excess of the required five percent ratio at each date.

The Company's cash flows are a result of three principal activities: operating activities, investing activities and financing activities.
Net cash provided by operating activities, primarily net income, was $2.8 million for the six months ended June 30, 1997. Net cash used in investing activities was $11.4 million for the six months ended June 30, 1997. Purchases of investment securities amounted to $10 million, and proceeds from paydowns, sales and maturities of securities and mortgage-backed investments and Federal Home Loan Bank stock totaled $44.9 million. Loan originations, net of principal payments, were $23.1 million for the six month period. Net cash used in financing activities amounted to $7.2 million for the six months ended June 30, 1997.

The Company uses its liquidity to meet its ongoing commitments to fund maturing certificates of deposit and deposit withdrawals, repay borrowings, fund existing and continuing loan commitments, and pay operating expenses. At June 30, 1997, the Company had commitments to originate loans and undisbursed loan balances totaling $36.0 million, and its customers had approved but unused lines of credit totaling
$68.2 million. The Company considers its liquidity and capital resources to be adequate to meet its foreseeable short and long-term needs. The Company expects to be able to fund or refinance, on a timely basis, its material commitments and long-term liabilities.

At June 30, 1997, the Bank had core and tangible capital of $44.4 million or 8.3% of adjusted total assets, which was approximately $28.4 million and $36.4 million above the minimum capital requirements in effect on that date of 3.0% and 1.5%, respectively, of adjusted total assets.
On June 30, 1997, the Bank had total risk-based capital of $45.8 million (including $44.4 million in core capital), or 16.8% of risk-weighted assets of $273.2 million. This amount was approximately $24 million above the 8.0% total risk-based capital requirement in effect on that date.

SELECTED RATIOS
---------------
(unaudited)                       THREE MONTHS ENDED   SIX MONTHS ENDED
                                  JUNE 30,  JUNE 30,  JUNE 30,  JUNE 30,
                                     1997      1996      1997     1996
                                  --------------------------------------
Annualized Return on Avg. Equity     7.91%     2.04%     9.22%    7.97%

Annualized Return on Avg. Assets     0.72%     0.18%     0.84%    0.72%

Book Value per Share               $16.72    $16.12    $16.72   $16.12

Tangible Book Value per Share      $15.96    $15.73    $15.96   $15.73

Closing Market Price per Share     $18.38    $17.63    $18.38   $17.63

Earnings per Primary Share         $  .31    $  .08    $  .71   $  .63

Net Interest Margin                  2.90%     2.00%     2.91%    2.03%

Ratio of Operating Expense to
     Average Total Assets,
     Annualized                      2.03%     1.71%     1.94%    1.72%

Ratio of Net Interest Income to
     Non-Interest Expense,
     Annualized                      1.38x     1.12x     1.45x    1.13x

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 1997 AND 1996
------------------------------------------------------------------------

GENERAL. Net income for the three months ended June 30, 1997 was $987,000, or $.31 per share, compared to $283,000, or $.08 per share for the three months ended June 30, 1996. This represents an increase of $704,000 or 249%. It resulted from an increase in net interest income of $853,000 or 28%, an increase in non-interest income of $453,000 or 120%, and only a $105,000 or 4% increase in operating expenses. During the second quarter of 1996, a non-recurring expense was recorded for $148,331, less related taxes. This amount represented the final unfunded liability as a result of the termination of the Defined Benefit Plan. Without the effect of this non-recurring item, net income for the three months ended
June 30, 1996 would have been $375,000. Earnings for the second quarter of 1996, were reduced as a result of the restructuring of the balance sheet, which resulted in a yield reduction as 15 and 30-year fixed rate investments were replaced by adjustable rate securities. The redeployment of assets from variable rate mortgage-backed securities into commercial loans, leases and commercial real estate loans and the maturity of the 7.80% certificates of deposit in September, 1996, positively impacted the net interest spread significantly. The average net interest rate spread for the three month period ended June 30, 1997 was 2.41% compared to 1.50% for the same period in 1996.

INTEREST INCOME. Interest income decreased by $.6 million or 5.5% to $9,922,000 for the three month period ended June 30, 1997 as compared to $10,502,000 for the same period in 1996, even though the yield on average earning assets increased 47 basis points to 7.48% for the quarter ended June 30, 1997 as compared to a 6.99% yield for the same period in 1996. Contributing to the increase in yield was the restructuring of the balance sheet, which resulted in higher levels of commercial loans, leases and commercial real estate loans. The average volume of earning assets decreased by almost $70 million as mortgage-backed and related securities were liquidated during the last half of 1996 to fund maturities relating to the 7.80% certificate of deposit promotion and to repay Federal Home Loan Bank advances.

INTEREST EXPENSE. Interest expense decreased by $1.4 million or 19.1% to $6,067,000 for the three month period ended June 30, 1997 as compared to $7,500,000 for the same period in 1996. This was primarily the result of a decrease in funding liabilities which declined by $67.5 million, or 12.3%, most notably in certificates of deposit as discussed before. The growth in deposits came in Money Market Accounts with the introduction of the Bank's Preferred Money Market account last July, 1996. The cost of total interest-bearing liabilities for the three months ended June 30, 1997 was 5.07% compared to 5.49% for the three months ended June 30, 1996, a decrease of 42 basis points.

NET INTEREST INCOME. Net interest income increased by $853,000 or 28.4% over the second quarter of 1996. The net interest margin increased to 2.90% for the three months ended June 30, 1997 from 2.00% for the same quarter of 1996.

PROVISION FOR POSSIBLE LOAN LOSSES. The provision for possible loan losses totaled $402,000 for the three months ended June 30, 1997, compared to $342,000 for the three months ended June 30, 1996. This
$60,000 increase was related to new commercial and commercial real estate loans, for which a provision is established as new volume is added. The Company, and the banking industry as a whole, has seen more credit card charge-offs resulting from personal bankruptcies. For the quarter ended June 30, 1997, 56% of all of the Company's charge-offs were for personal bankruptcy reasons. Based upon recent experience of other credit card lenders, losses are expected to continue at this general level for the near term. Management regularly conducts a review of its loan portfolio, write-off experiences and adequacy of allowance and believes the allowance to be adequate.

LOAN LOSS ALLOWANCE ANALYSIS. The following table sets forth an analysis of the Company's allowance for possible loan losses for the periods indicated.

                                            Three Months Ended
                                          June 30,      June 30,
                                           1997           1996
                                         ---------     ---------
                                          (Dollars in Thousands)

Balance at beginning of period           $   1,513     $   1,252
Charge-offs:
   Commercial loans, leases, and
     commercial real estate                    -0-           -0-
   One-to-four family                          -0-           -0-
   Consumer                                    441           364
                                         ---------     ---------
    Total                                      441           364
                                         ---------     ---------

Recoveries:
   Commercial loans, leases and
     commercial real estate                    -0-           -0-
   One-to-four family                          -0-           -0-
   Consumer                                     16            24
                                         ---------     ---------
    Total                                       16            24
                                         ---------     ---------
 Net charge-offs                               425           340

Additions charged to
  operations                                   402           342
                                         ---------     ---------
Balance at end of period                 $   1,489     $   1,254

Ratio of net charge-offs during
  the period to average loans
  outstanding during the period              0.12%         0.10%

Ratio of allowance to non-
  performing loans                           1.52x         1.63x

NET INTEREST INCOME AFTER PROVISION FOR POSSIBLE LOAN LOSSES. Net interest income after provision for possible loan losses increased by $793,000 or 29.8% to $3,453,000 for the three month period ended June 30, 1997 as compared to $2,660,000 for the three month period ended June 30, 1996.

NON-INTEREST INCOME. Non-interest income increased by $453,000 or 119.5% to $832,000 for the three month period ended June 30, 1997 as compared to $379,000 for the same period in 1996. $311,000 of this increase was the result of sales of thrift and commercial bank stocks at the holding company level. Loan related charges and servicing fees increased $79,000 or 43.9%, from $180,000 for the three months ended June 30, 1996, to $259,000 for the three month period ended June 30, 1997.

Deposit related fees and charges increased, from $141,000 for the second quarter of 1996 to $214,000 for the second quarter of 1997, an increase of $73,000 or 51.8%, due to a general increase in fees charged or generated by transaction accounts and other Bank services.

NON-INTEREST EXPENSE. Non-interest expense was $2,796,000 for the quarter ended June 30, 1997, compared to $2,691,000 for the same period in 1996, an increase of $105,000 or 4%. During the second quarter of 1996, a non-recurring expense was recorded for $148,331, representing the final unfunded liability as a result of the termination of the Defined Benefit Plan. The final determination was significantly higher than anticipated due to a decrease in interest rates between the termination announcement date of January 5, 1995, and the date the final distribution was made on May 29, 1996.

Without giving consideration to the expense incurred on final distribution, the increase in non-interest expense was mostly to advertising and name change expenses related to renaming the Company and the Bank from FirstFed Bancshares, Inc. and First Federal Bank for Savings to CoVest Bancshares, Inc. and
CoVest Banc and the presentation of the new name to the community. The largest decrease in expenses was in Federal Deposit Insurance Premiums as a result of the one-time special assessment that took place on September 30, 1996, to recapitalize the Savings Association Insurance Fund.

INCOME TAX EXPENSE. Income tax expense increased $437,000 or 672%, to $502,000 for the quarter ended June 30, 1997, compared to $65,000 for the same period in 1996, due to the increase in income.


RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 1997 AND 1996
------------------------------------------------------------------------

GENERAL. Net income for the six months ended June 30, 1997 was $2,304,000 compared to $2,241,000 for the six months ended June 30, 1996, an increase of $63,000 or 3%. Earnings per share for the six months of 1997 was $.71 per share versus $.63 per share for the like period in 1996. The composition of the earnings, however, has changed dramatically between these two six month periods. Gains from the sale of securities decreased by $1,633,000. The balance sheet restructuring which began in 1996 generated $2,507,000 from the sale of long-term fixed-rate assets versus $874,000 security gains in 1997 from the sale of thrift and commercial bank stocks at the holding company level.

Earnings for the six months ended June 30, 1996 were reduced as a result of the restructuring of the balance sheet, which resulted in a yield reduction as 15 and 30-year fixed rate investments were replaced by adjustable rate products. Management intends to move into higher yielding loan products over time, thereby increasing net interest margin.

INTEREST INCOME. Interest income decreased by $1.6 million or 7.5% to $19,600,000 for the six month period ended June 30, 1997 as compared to $21,185,000 for the same period in 1996, even though the yield on average earning assets increased 40 basis points to 7.44% for the first six months of 1997, as compared to a 7.04% yield for the same period in 1996. Contributing to the increase in yield was the restructuring of the balance sheet which took place during 1996. Mortgage-backed securities were gradually being converted to higher yielding commercial loans, leases and commercial real estate loans. In addition, some of the proceeds from the sale of mortgage-backed securities were used to pay off depositors when the 7.80% certificates of deposit came due in September, 1996.

INTEREST EXPENSE. Interest expense decreased by $3.2 million or 21% to $11,923,000 for the six month period ended June 30, 1997 as compared to $15,084,000 for the same period in 1996. This decrease was attributed to two factors. The first factor was the special 7.8%
Certificate of Deposit promotion, which was held in March of 1995 and matured in September, 1996. The other factor was an increase in money market accounts which rose on average for the six months by $36.8 million. The Company launched its Preferred Money Market account, which has become one of the Company's core accounts, in July of 1996. This account is indexed to the 91-day U.S. Treasury Bill rate, and it reflects the weekly changes that occur in the market. The cost of total interest-bearing liabilities for the six months ended June 30, 1997 was 5.02% compared to 5.52% for the six months ended June 30, 1996, a decrease of 50 basis points.

NET INTEREST INCOME. Net interest income increased by $1,576,000 or 25.8% over the first six months of 1996. The net interest margin increased to 2.91% for the six months ended June 30, 1997, from 2.03% for the first six months of 1996.

PROVISION FOR POSSIBLE LOAN LOSSES. The provision for possible loan losses totaled $753,000 for the six months ended June 30, 1997 compared to $532,000 for the six months ended June 30, 1996. Of this $221,000, or 41.5% increase, $99,000 was related to new commercial loans, leases, and commercial real estate loans. The Company establishes an allowance for possible losses on a percentage of outstanding balances basis as this new line of business grows at the Bank. The balance of this increase resulted from a decision by management to increase possible loan loss allowances in light of higher write-off experiences, particularly on credit cards. The entire industry and the Bank as a whole, has, and continues to experience more credit card charge-offs resulting from personal bankruptcies. For the six months ended June 30, 1997, 58% of all of the charge-offs experienced by the Company were for personal bankruptcy reasons.

Management regularly conducts a review of its loan portfolio, write-off experiences and adequacy of allowance and believes the allowance to be adequate.


LOAN LOSS ALLOWANCE ANALYSIS. The following table sets forth an analysis of the Company's allowance for possible loan losses for the periods indicated.

                                             Six Months Ended
                                          June 30,      June 30,
                                           1997           1996
                                         ---------     ---------
                                          (Dollars in Thousands)

Balance at beginning of period           $   1,424     $   1,379

Charge-offs:
  Commercial loans, leases, and
     commercial real estate                    -0-           -0-
  One-to-four family                           -0-           -0-
  Consumer                                     717           720
                                         ---------     ---------
    Total                                      717           720
                                         ---------     ---------

Recoveries:
  Commercial loans, leases, and
     commercial real estate                    -0-           -0-
  One-to-four family                           -0-           -0-
  Consumer                                      29            63
                                         ---------     ---------
    Total                                       29            63
                                         ---------     ---------

Net charge-offs                                688           657

Additions charged to
  operations                                   753           532
                                         ---------     ---------
Balance at end of period                 $   1,489     $   1,254

Ratio of net charge-offs during
  the period to average loans
  outstanding during the period              0.19%         0.20%

Ratio of allowance to non-
  performing loans                           1.52x         1.63x


NET INTEREST INCOME AFTER PROVISION FOR POSSIBLE LOAN LOSSES. Net interest income after provision for possible loan losses increased by $1,355,000 or 24.3% to $6,924,000 for the six month period ended June 30, 1997 as compared to $5,569,000 for the six month period ended June 30, 1996. The average net interest rate spread for the six months ended

June 30, 1997 was 2.42% compared to 1.52% for the same period in 1996.

NON-INTEREST INCOME.  Non-interest income decreased by $1,362,000 or 41.7%
to $1,903,000 for the six month period ended June 30, 1997 from $3,265,000 for the same period in 1996. Without consideration of the securities gains of $874,000 for 1997 from the sale of thrift and commercial bank stocks in the holding company and the $2,507,000 in net gains for 1996 from the sale of mortgage-backed securities as part of the balance sheet restructuring program, non-interest income increased by $271,000. This increase in non-interest income can be attributed to recognition of loan related charges and servicing fees, which increased $141,000 or 36.6%, from $385,000 for the six months ended June 30, 1996, to $526,000 for the six month period ended June 30, 1997.

Deposit related fees and charges increased $133,000 or 51.4%, from $259,000 for the first six months of 1996 to $392,000 for the same period in 1997, as there was a general increase in fees charged for various Bank services and expansion in the base of transaction accounts.

NON-INTEREST EXPENSE. Non-interest expense was $5,309,000 for the six months ended June 30, 1997, compared to $5,407,000 for the same period in 1996, a decrease of $98,000 or 1.8%. During the second quarter of 1996, a non-recurring expense was recorded for $148,000, representing the final unfunded liability as a result of the termination of the Defined Benefit Plan. Without giving consideration to this item, non-interest expense increased $50,000 or less than one percent.

The largest increase in expense was mostly due to advertising and name change expenses. The expenses related to renaming the Company and the Bank from FirstFed Bancshares, Inc. and First Federal Bank for Savings to CoVest Bancshares, Inc. and CoVest Banc and the presentation of the new name to the community. The largest decrease in expenses was in Federal Deposit Insurance Premiums as a result of the special assessment that took place on September 30, 1996.

INCOME TAX EXPENSE. Income tax expense remained relatively unchanged between the two periods.

CHANGE IN ACCOUNTING PRINCIPLES and OTHER REGULATORY ISSUES
-----------------------------------------------------------

SFAS NO. 125

Financial Accounting Standard No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities," was issued by the Financial Accounting Standards Board ("FASB") in 1996. It revises the accounting for transfers of financial assets, such as loans and securities, and for distinguishing between sales and secured borrowings. It is effective for some transactions in 1997 and others in 1998. The effect on the financial statements is not material.


SFAS NO. 128

On March 3, 1997, the FASB issued Statement No. 128, "Earnings Per Share," which is effective for financial statements effective December 31, 1997. Basic earnings per share for 1997 and later will be calculated solely on average common shares outstanding. Diluted earnings per share will reflect the potential dilution of stock options and other common stock equivalents. All prior calculations will be restated to be comparable to the new methods. As the Company has not had significant dilution from stock options, the new calculation methods will not significantly effect its future basic earnings per share and diluted earnings per share.


REGULATORY ISSUES

Legislation has been approved by the Committee on Banking and Financial Services of the U.S. House of Representatives that would eliminate the federal thrift charter by requiring each federal thrift to convert to a national or state bank within two years following enactment of the legislation. Any federal thrift that failed to convert to a bank within such two year period would, by operation of law, become a national bank as of the second anniversary of the enactment of the legislation. Because the Bank completed its conversion to a national bank on August 1, 1997, this aspect of the pending legislation will have no impact on the operations of the Company or its subsidiaries.

The pending legislation would also allow bank holding companies to engage in a wider range of nonbanking activities, including greater authority to engage in securities and insurance activities. The expanded powers generally would be available to a bank holding company only if the bank holding company and its bank subsidiaries remain well-capitalized and well-managed, and if each of the depository institution subsidiaries of the bank holding company had received at least a "satisfactory" rating under the Community Reinvestment Act. The proposed legislation would also impose various restrictions on transactions between the depository institution subsidiaries of the bank holding companies and their nonbank affiliates. These restrictions are intended to protect the depository institutions from the risks of the new nonbanking activities permitted to such affiliates.

At this time the Company is unable to predict whether the pending legislation will be enacted and, therefore, is unable to predict the impact the legislation will have on the Company and its subsidiaries.

Additionally, legislation has been enacted in Illinois that would generally allow banks, effective October 1, 1997, to engage in insurance activities, subject to various conditions including requirements for the manner in which insurance products are marketed to bank customers and requirements that banks selling insurance provide certain disclosures to customers. Legislation has also been enacted in Illinois that would prohibit out-of-state banks from acquiring a bank located in Illinois unless the Illinois-based bank has been in existence and continuously operated for a period of at least five years.

                        PART II - OTHER INFORMATION

                         COVEST BANCSHARES, INC.

ITEM 1.  LEGAL PROCEEDINGS

         There are no material pending legal proceedings to which the Company or any of its subsidiaries is a party other than ordinary routine litigation incidental to their respective businesses.

ITEM 2.  CHANGES IN SECURITIES

         None



ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On April 22, 1997, the annual meeting of stockholders was held. At the meeting, an amendment to the Certificate of Incorporation to change the name of the Company to CoVest Bancshares, Inc. was approved. In addition, John A. Flink, Larry G. Gillie and Frank A. Svoboda, Jr. were elected to serve as Class II directors with terms expiring in 2000. Continuing as Class I directors, with terms expiring in 1999, are George
T. Drost, David E. Spiegler and David M. Miller. Continuing as Class III directors, with terms expiring in 1998, are Donald J. Cameron, Gerald T. Niedert, David B. Speer and Thomas TenHoeve. The stockholders also ratified the appointment of Crowe Chizek & Company, L.L.P. as the Company's independent public accountants for the year ending December 31, 1997. Further, the stockholders approved an amendment to the Certificate of Incorporation of the Company to increase the number of authorized shares of Common Stock, $.01 par value per share, from 5,000,000 to 7,500,000.

         There were 3,406,616 issued and outstanding shares of
         Common Stock at the time of the annual meeting. 2,120,314 shares were voted at the meeting. The voting on each item presented at the annual meeting was as follows:


         ELECTION OF DIRECTORS          FOR          WITHHELD
         ---------------------       ---------       --------
         John A. Flink                 2,109,089      11,225
         Larry G. Gillie               2,096,023      24,291
         Frank A. Svoboda, Jr.         2,109,089      11,225

         RATIFICATION OF ACCOUNTANTS
         ---------------------------
                                                         BROKER
            FOR            AGAINST        ABSTAIN      NON-VOTES
         ---------         -------        -------      ---------
         1,868,803          2,364          7,173          -0-

         AMENDMENT TO CERTIFICATE OF INCORPORATION TO CHANGE NAME
         --------------------------------------------------------

                                                         BROKER
             FOR            AGAINST        ABSTAIN      NON-VOTES
         ---------         -------        -------      ---------
         1,882,353          215,577         22,384         -0-



         AMENDMENT TO CERTIFICATE OF INCORPORATION TO INCREASE SHARES
         ------------------------------------------------------------

                                                         BROKER
             FOR            AGAINST        ABSTAIN      NON-VOTES
         ---------         -------        -------      ---------
         1,887,101          233,288         9,925         -0-



ITEM 5.  OTHER INFORMATION

On June 2, 1997, the Company's name changed from FirstFed Bancshares, Inc. to CoVest Bancshares, Inc. and the symbol on the NASDAQ changed from "FFDP" to "COVB" in accordance with approval by the stockholders at the annual meeting held on April 22, 1997. The stockholders further approved an increase in the number of authorized shares of Common Stock from 5,000,000 to 7,500,000.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         EXHIBITS
         None

         REPORTS ON FORM 8-K
        (a) A report on Form 8-K was filed on April 22, 1997 to report the change of the name of the Company to CoVest Bancshares, Inc., effective June 2, 1997. The Form 8-K also reported stockholder approval of an increase in the number of authorized shares of common stock, $.01 par value per share, from 5,000,000 to 7,500,000.

        b) A report on Form 8-K was filed on May 28, 1997, to report under Item 5 that the Company announced a regular quarterly dividend to the stockholders of FirstFed Bancshares, Inc.
        Common Stock.

        c) A report on Form 8-K was filed on June 23, 1997, to report under Item 5 that the Company had completed the Stock Repurchase Program dated January 18, 1997, and to announce a new Stock Repurchase Program.

                                SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          COVEST BANCSHARES, INC.


Date:   August 14, 1997              By:     /s/ Larry G. Gillie
      -----------------                 ---------------------------
                                             Larry G. Gillie
                                             President and
                                             Chief Executive Officer


Date:   August 14, 1997              By:     /s/ Paul A. Larsen
      -----------------                 ---------------------------
                                             Paul A. Larsen
                                             Senior Vice President,
                                             Treasurer and
                                             Chief Financial Officer