Form 10-Q
period 1997-09-30
COVEST BANCSHARES INC
filed 1997-11-14
CIK 885694

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549
                  -----------------------------

                            FORM 10-Q

        Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934


For the Quarterly Period Ended          Commission File Number
      September 30, 1997                           0-20160

                  -----------------------------

                      COVEST BANCSHARES, INC.
     (Exact name of registrant as specified in its charter)


          Delaware                           36-3820609
(State or other jurisdiction       (I.R.S. Employer Identification
     of incorporation or                      Number)
        organization)

749 Lee Street, Des Plaines, Illinois               60016
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

                    Yes  --X--            No  -----

As of November 13, 1997, there were 3,406,616 outstanding shares of the registrant's Common Stock, par value $.01 per share. Of those outstanding, 496,039 shares were being held as treasury stock.

The Company declared a 3 for 2 stock split on October 28, 1997, effective November 14, 1997 and payable December 1, 1997. All number of shares have been restated as though the stock split occurred on January 1, 1996.

                     COVEST BANCSHARES, INC.

                        Table of Contents

PART I.   FINANCIAL INFORMATION (UNAUDITED)              PAGE NO.


          Item 1.   Financial Statements.................... 3

          Item 2.   Management's Discussion and
                    Analysis of Financial Condition and
                    Results of Operations.................. 15

PART II.  OTHER INFORMATION

          Item 1.   Legal Proceedings...................... 26
          Item 2.   Changes in Securities.................. 26
          Item 3.   Defaults upon Senior Securities........ 26
          Item 4.   Submission of Matters to a Vote
                    of Security Holders.................... 26
          Item 5.   Other Information...................... 26
          Item 6.   Exhibits and Reports on Form 8-K....... 26


          Form 10-Q Signatures............................. 27

PART 1.   FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements see notes to condensed consolidated financial statements (unaudited)


COVEST BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CONDITION
(Unaudited)                               SEPT. 30,     DEC. 31,
(Dollars in thousands except                 1997         1996
   per share amounts)                     ---------    ---------

ASSETS
------
CASH AND CASH EQUIVALENTS
  Cash and Amounts Due from
    Depository Institutions               $  13,695    $ 12,837
                                            -------     --------
TOTAL CASH AND CASH EQUIVALENTS              13,695      12,837

INVESTMENTS:
  Securities Available-for-Sale              36,891      53,751
  Mortgage-Backed Securities and
    Related Securities Available-
    for-Sale                                 95,682     111,935
  FHLB and Federal Reserve Bank Stock         4,089       7,190
                                          ---------    ---------
TOTAL INVESTMENTS                           136,662     172,876

LOANS RECEIVABLE:
  Mortgage Loans                            238,535     253,473
  Commercial Loans, Leases & Real Estate     62,912      29,596
  Consumer Loans                             59,356      56,900
                                          ---------    ---------
    TOTAL LOANS RECEIVABLE                  360,803     339,969
  Less Allowance for Possible Loan Loss   (   1,532)   (  1,424)
                                          ---------    ---------
LOANS RECEIVABLE, NET                       359,271     338,545

ACCRUED INTEREST RECEIVABLE                   4,354       3,608
PREMISES AND EQUIPMENT                        9,853       9,859
OTHER ASSETS                                  3,633       3,444
                                          ---------    ---------
TOTAL ASSETS                              $ 527,468   $ 541,169
                                          =========    =========

                                          SEPT. 30,    DEC. 31,
                                             1997         1996
                                          ---------    ---------
LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
LIABILITIES:
  Deposits                                $386,468     $402,090
  Short-Term Borrowings and Securities
    Sold U/A to Repurchase                  57,441       53,690
  Long-Term Advances from Federal
    Home Loan Bank                          25,000       25,000
  Advances from Borrowers for
    Taxes and Insurance                      1,400        3,724
  Accrued Expenses and Other Liabilities     7,430        6,721
                                          ---------    ---------
TOTAL LIABILITIES                          477,739      491,225

STOCKHOLDERS' EQUITY:
  Common Stock, par value $.01 per share;
    7,500,000 authorized shares; 4,365,866
    and 5,109,924 shares issued at
    9/30/97 and 12/31/96 respectively           44           34
  Additional Paid-in Capital                19,146       22,155
  Retained Earnings                         30,564       33,990
  Treasury Stock, at cost, 514,950
    shares held at 12/31/96                      0     (  5,838)
  ESOP Loan                                 (  685)    (    858)
  Unearned Stock Award                      (   73)    (     73)
  Unrealized Gain on Assets
    Available-for-Sale                         733          534
                                          ---------    ---------
TOTAL STOCKHOLDERS' EQUITY                  49,729       49,944
                                          ---------    ---------
TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY                      $527,468     $541,169
                                          =========    =========


BOOK VALUE PER COMMON SHARE               $  11.39     $  10.87
                                          =========    ========

See notes to condensed consolidated financial statements (unaudited)

COVEST BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF INCOME            THREE MONTHS ENDED   NINE MONTHS   ENDED
(Unaudited)                                  SEPT 30,    SEPT 30,   SEPT 30,    SEPT 30,
(Dollars in thousands except                  1997        1996        1997      1996
   per share amounts)                      ---------    ---------   ---------------------
INTEREST INCOME
  Loans Receivable                          $ 7,133     $ 6,900      $20,772     $19,918
  Mortgage-Backed and Related Securities      1,623       2,809        5,254       8,774
  Securities                                    689       1,213        2,573       3,016
  Other Interest and Dividend Income            160         112          606         611
                                           ---------    ---------  ---------    ---------
                                             $9,605     $11,034      $29,205     $32,219

INTEREST EXPENSE
  Deposits                                    4,716       5,887       14,315      18,039
  Advances from Federal Home Loan Bank          823       1,515        2,635       4,031
  Other Borrowed Money                          194         295          705         711
                                           ---------    ---------  ---------    ---------
                                              5,733       7,697       17,655      22,781

NET INTEREST INCOME                           3,872       3,337       11,550       9,438

  Provision for Possible Loan Losses            430         300        1,183         832
NET INTEREST INCOME AFTER PROVISION        ---------    ---------  ---------    ---------
  FOR POSSIBLE LOAN LOSSES                    3,442       3,037       10,367       8,606

NON-INTEREST INCOME
  Loan Charges and Servicing Fees               252         183          778         568
  Deposit Related Charges and Fees              229         156          621         415
  Gain on Sale of Securities                    316          54        1,190       2,561
  Other                                         112         133          223         247
                                           ---------    ---------  ---------    ---------
TOTAL NON-INTEREST INCOME                       909         526        2,812       3,791

NON-INTEREST EXPENSE
  Compensation and Benefits                   1,382       1,203        3,881       3,572
  Occupancy and Equipment                       388         314        1,131       1,041
  Federal Deposit Insurance Premium              65       3,336          138       3,866
  Data Processing                               222         186          643         591
  Advertising and Name Change Expenses          130         111          472         236
  Other                                         562         423        1,793       1,674
                                           ---------    ---------  ---------    ---------
TOTAL NON-INTEREST EXPENSE                    2,749       5,573        8,058      10,980

INCOME BEFORE TAXES                           1,602      (2,010)       5,121       1,417
  Income Tax Provision                          562        (753)       1,776         433
                                           ---------    ---------  ---------    ---------

NET INCOME                                   $1,040     ($1,257)      $3,345      $  984
                                           =========    =========  =========    =========


EARNINGS PER COMON SHARE
           Primary                            $ .21      ($ .23)       $ .68     $   .18
           Fully diluted                      $ .21      ($ .23)       $ .66     $   .18

See notes to condensed consolidated financial statements (unaudited)

COVEST BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS         NINE MONTHS ENDED
(Unaudited)                                 SEPT 30,     SEPT 30,
(Dollars in thousands)                        1997         1996
                                           ---------    ---------
OPERATING ACTIVITIES
  Net Income                                $ 3,345      $ 984
  Adjustments to Reconcile Net Income to
   Cash Provided by Operating Activities
    Depreciation and Amortization of
      Premises and Equipment                    739        495
    Provision for Possible Loan Losses        1,183        832
    Net Gain on Sale of Securities          ( 1,190)    (2,556)
    Stock Award Earned                            0          4
    Change In:
      Prepaid Expenses and Other Assets     (    44)       845
      Accrued Interest Receivable           (   177)    (1,524)
      Accrued Expenses and Other Liabilities    709      3,687
                                           ---------    ---------
NET CASH FROM OPERATING ACTIVITIES            4,565      2,767

CASH FLOWS FROM INVESTING ACTIVITIES
  Loan Originations, Net of Principal
    Payments                                (39,698)   (32,127)
  Principal Payments on Mortgage-Backed
    and Related Securities                    6,146     38,909
  Purchases of Mortgage-Backed and
    Related Securities                      (   754)  (112,444)
  Purchases of Securities                   ( 9,995)  ( 47,948)
  Proceeds from Sales and Maturities
    of Securities                            56,443    157,690
  Change in FHLB and FRB Stock                3,101   (  2,355)
  Purchase of Office Properties and
    Equipment                              (    733)  (    190)
                                           ---------    ---------
NET CASH FROM INVESTING ACTIVITIES           14,517      1,535

                                              NINE MONTHS ENDED
                                            SEPT 30,     SEPT 30,
                                              1997        1996
                                           ---------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES
  Decrease in Deposits                     ( 15,622)  ( 48,866)
  Repayments of Federal Home Loan Bank
    Advances                               ( 12,000)  ( 41,900)
  Proceeds from Federal Home Loan Bank
    Advances                                 12,000     61,000
  Repayments/Proceeds from Other Borrowing    3,751     16,213
  Net Change in Mortgage Escrow Funds      (  2,324)  (  3,676)
  Purchase of Common Stock for Treasury    (  3,989)  (  4,405)
  Proceeds from Exercise of Stock Options,
    Net of Treasury Shares issued               683        488
  Payment Received on Loan to ESOP              173        198
  Dividend Paid, Net of Dividend
    Reinvestment Program                   (    896)  (    896)
                                           ---------   ---------
NET CASH FROM FINANCING ACTIVITIES         ( 18,224)  ( 21,844)
                                           ---------   ---------

NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                              858  (  17,542)

CASH AND CASH EQUIVALENTS, BEGINNING         12,837     19,198
                                           ---------   ---------
CASH AND CASH EQUIVALENTS, ENDING          $ 13,695   $  1,656
                                           =========   =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
  Interest Paid                            $ 17,382   $ 22,785
  Income Taxes Paid                           1,700      1,250



See notes to condensed consolidated financial statements (unaudited)

COVEST BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(Unaudited)
(Dollars in thousands)
Nine months ended September 30, 1997 and 1996
                                                                                                    UNREALIZED
                                                                                                    GAIN (LOSS)
                                            ADDITIONAL                                    UNEARNED  ON ASSETS
                                    COMMON   PAID-IN    RETAINED   TREASURY      ESOP       STOCK   AVAILABLE
                                     STOCK   CAPITAL    EARNINGS    STOCK        LOAN       AWARD   FOR SALE      TOTAL
-----------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1995          $28    $27,229    $39,373   ($ 9,397)     ($1,198)    ($ 97)     $1,739  $57,677

Net Income                                                  984                                                    984
Cash Dividends ($.178 per share)                         (  896)                                                  (896)

Purchase of Treasury Stock                                        ($ 4,405)                                     (4,405)
Principal Payment on ESOP Loan                                                      198                            198

Shares issued in conjunction with
  three-for-two stock split, and
  cash paid on fractional shares        6    ( 5,379)    (5,209)    10,582                                           0

Treasury Stock reissued in conjunction
  with stock option exercises                            (  542)     1,030                                           488

Amortization of Stock Award                                                                    4                     4

Change in Unrealized Gain/Loss on Securities
  Available-for-Sale                                                                                  (2,417)   (2,417)
-----------------------------------------------------------------------------------------------------------------------
Balance at Sept 30, 1996              $34    $21,850    $33,710   ($ 2,190)     ($1,000)    ($ 93)     ($ 678)  $51,633
=======================================================================================================================
Balance at December 31, 1996          $34    $22,155    $33,990    ($5,838)     ($  858)    ($ 73)     $  534   $49,944

Net Income                                                3,345                                                  3,345

Cash Dividends ($.20 per share)                           ( 896)                                                (  896)

Purchase of Treasury Stock                                          (3,989)                                     (3,989)

Principal Payment on ESOP Loan                                                     173                             173

Treasury Stock reissued in conjunction            25     (  578)     1,236                                         683
  with stock option exercises

Tax Benefits related to Employee
  Stock Plans                                    270                                                               270

Shares Issued in Conjunction with a
  Three for Two Stock Split            10     (3,304)    (5,297)     8,591

Change in Unrealized Gain/Loss on Securities
  Available-for-Sale                                                                                     199       199
-----------------------------------------------------------------------------------------------------------------------

Balance at Sept 30, 1997              $44    $19,146    $30,564     $    0      ($ 685)    ($ 73)     $  733   $49,729
=======================================================================================================================
See notes to condensed consolidated financial statements (unaudited)

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

                                                           THREE  MONTHS ENDED
                                --------------------------------------------------------------------------------------
                                              SEPT 30, 1997                                    SEPT 30, 1996
                                -----------------------------------------       --------------------------------------
                                                                AVERAGE                                        AVERAGE
                                   AVERAGE                       YIELD/           AVERAGE                       YIELD/
                                   BALANCE        INTEREST        COST            BALANCE        INTEREST        COST
INTEREST-EARNING ASSETS:        -----------------------------------------       --------------------------------------
  Mortgage Loans                  $245,906         $4,541         7.39%           $292,612       $  5,537       7.57%
  Commercial Loans, Leases
    and Real Estate                 53,982          1,230         9.11               5,056            110       8.59
  Consumer Loans                    59,443          1,362         9.17              53,382          1,253       9.39
  Mortgage-Backed and
    Related Securities              92,091          1,623         7.05             183,970          2,809       6.11
  Investment Securities             40,144            689         6.87              71,985          1,183       6.57
  Other Investments                 11,800            160         5.42               8,949            142       6.32
                                -----------------------------------------      ---------------------------------------

Total Interest-Earning Assets     $503,366          9,605         7.63%           $615,954       $ 11,034       7.15%

Non-Interest Earning Assets         15,737                                          13,480
                                -----------------------------------------        ---------------------------------------

TOTAL ASSETS                      $519,103                                       $ 629,434
                                  ========                                       =========

INTEREST-BEARING LIABILITIES:
  Interest-Bearing Checking       $ 22,065         $   99         1.79%          $  21,653       $    98        1.78%
  Money Market Accounts             52,082            636         4.88              20,081           215        4.27
  Savings                           62,580            395         2.52              69,233           434        2.50
  Certificates of Deposit          245,870          3,586         5.83             325,664         5,140        6.30
  FHLB Advances                     53,580            823         6.14             101,345         1,515        5.85
  Other Borrowed Funds              14,281            194         5.43              21,908           295        5.39
                                -----------------------------------------       --------------------------------------

Total Interest-Bearing
  Liabilities                     $450,458         $5,733         5.09%          $ 559,884       $ 7,697        5.45%

Non-Interest Bearing
  Deposits                          11,845                                           4,748

Other Liabilities                   10,934                                          11,580
                                -----------------------------------------       --------------------------------------

TOTAL LIABILITIES                 $473,237                                       $ 576,212
                                -----------------------------------------       --------------------------------------

Stockholders' Equity                45,866                                          53,222
                                -----------------------------------------       --------------------------------------
TOTAL LIABILITIES AND
  STOCKHOLDERS' EQUITY            $519,103  			       	        $ 629,434
                                  ========                                       =========

NET INTEREST INCOME                                $3,872                                        $ 3,337
                                -----------------------------------------       --------------------------------------
NET INTEREST RATE SPREAD (1)                                      2.54%                                         1.70%
                                -----------------------------------------       --------------------------------------
NET INTEREST MARGIN (2)                                           3.08%                                         2.16%
                                -----------------------------------------       --------------------------------------
(1) Interest Rate Spread is calculated by subtracting the average cost of
 Interest-Bearing Liabilities from the average net rate on Interest-Earning
 Assets.
(2)  Net Interest Margin is calculated by dividing Net Interest Income by average Interest-Earning Assets.

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

                                                           NINE  MONTHS ENDED
                             --------------------------------------------------------------------------------------
                                              SEPT 30, 1997                                    SEPT 30, 1996
                             -----------------------------------------      ---------------------------------------
                                                                AVERAGE
AVERAGE
                                   AVERAGE                       YIELD/             AVERAGE
YIELD/
                                   BALANCE        INTEREST        COST              BALANCE        INTEREST
COST
INTEREST-EARNING ASSETS:        -----------------------------------------      ------------------------------
  Mortgage Loans                  $252,536         $14,030         7.41%        $ 281,924          $ 15,793
7.47%
  Commercial Loans, Leases,
    and Real Estate                 42,024           2,667         8.46             3,753               246
8.76
  Consumer Loans                    58,267           4,075         9.32            53,374             3,779
9.44
  Mortgage-Backed and
    Related Securities              99,438           5,254         7.05           192,663             8,774
6.07
  Investment Securities             51,454           2,573         6.67            66,164             3,219
6.49
  Other Investments                 14,881             606         5.43             8,692               408
6.26
                                -----------------------------------------       ---------------------------------------

Total Interest-Earning Assets     $518,600          29,205         7.51%        $  606,570          $ 32,219
7.08%

Non-Interest Earning Assets         17,981                                         14,557
                                -----------------------------------------       --------------------------------------

TOTAL ASSETS                      $536,581                                      $  621,127
                                  ========                                        ========

INTEREST-BEARING LIABILITIES:
  Interest-Bearing Checking       $ 21,765             291         1.78%        $   22,029          $    295
1.79%
  Money Market Accounts             49,367           1,783         4.82             14,163               395
3.72
  Savings                           64,072           1,199         2.50             69,412             1,299
2.50
  Certificates of Deposit          255,991          11,042         5.75            338,068            16,050
6.16
  FHLB Advances                     59,393           2,635         5.92             89,672             4,031
5.91
  Other Borrowed Funds              16,495             705         5.70             17,904               711
5.29
                                -----------------------------------------       ------------------------------------

Total Interest-Bearing
  Liabilities                     $467,083          17,655         5.04%        $ 551,248          $ 22,781
5.50%

Non-Interest Bearing
  Deposits                          10,950                                          7,703

Other Liabilities                   11,699                                          7,075
                                -----------------------------------------       -------------------------------------

TOTAL LIABILITIES                 $489,732                                      $  566,026
                                -----------------------------------------       -------------------------------------

Stockholders' Equity                46,839                                          55,101
                                -----------------------------------------       -------------------------------------

TOTAL LIABILITIES AND
  STOCKHOLDERS' EQUITY            $536,581                                      $  621,127
                                  ========                                        ========

NET INTEREST INCOME                                $11,550                                         $  9,438
                                -----------------------------------------      --------------------------------------
NET INTEREST RATE SPREAD (1)                                       2.47%
1.58%
                                -----------------------------------------      --------------------------------------

NET INTEREST MARGIN (2)                                            2.97%
2.07%
                                -----------------------------------------      ---------------------------------------
(1) Interest Rate Spread is calculated by subtracting the average cost of
 Interest-Bearing Liabilities from the average net rate on Interest-Earning
 Assets.
(2) Net Interest Margin is calculated by dividing Net Interest Income by average Interest-Earning Assets.

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

The results of operations and other data for the quarter and nine months ended September 30, 1997 are not necessarily indicative of results that may be expected for the entire year ending December 31, 1997.

In the opinion of management, the unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial condition of CoVest Bancshares, Inc. (the "Company"), formerly known as FirstFed Bancshares, Inc., including its wholly owned subsidiary,CoVest Banc, National Association (the "Bank"), formerly known as First Federal Bank for Savings, as of September 30, 1997 and December 31, 1996; the results of the Company's operations for the three months ended September 30, 1997 and 1996 and the nine months ended September 30, 1997 and 1996; its cash flows for the nine months ended September 30, 1997 and 1996; its changes in stockholders' equity for the nine months ended September 30, 1997 and 1996; and its average balance sheet for the three months ended September 30, 1997 and 1996, and the nine months ended September 30, 1997 and 1996.

All references to number of shares issued, outstanding (primary and fully-diluted) and held in treasury, earnings per share, and book value per share, for periods prior to the third quarter of 1996, have been restated as if the three-for-two stock split which occurred on May 15, 1996, and the second three-for-two stock split which will occur on December 1, 1997, had actually first occurred on January 1, 1996.

Certain amounts in prior condensed consolidated financial statements have been reclassified to conform with the September, 1997 presentation.

(2)          Regulatory Capital Requirements

Pursuant to regulations promulgated by the Office of Comptroller of Currency (the "OCC"), national banks must meet two separate minimum capital requirements. The following table summarizes, as of September 30, 1997, the Bank's capital requirements under OCC regulations and its actual capital ratios. As of September 30, 1997, the Bank exceeded all current minimum regulatory capital requirements.

                                     BANK ONLY
                 --------------------------------------------------
                    Actual            Regulatory       Excess Above
                   Capital           Capital Req.      Capital Req.
                    Amount     %       Amount      %      Amount  %
                   -------   ------    -------   -----   -------  ---
                              (Dollars in Thousands)

Risk-Based Capital  $46,714  16.51%   $22,641    8.00%  $24,073  8.51%
Leverage Capital     45,182   8.60     15,770    3.00    29,412  5.60


(3)          Conversion and Earnings Per Share of Common Stock

On June 30, 1992, the Bank converted from a federally chartered mutual savings bank to a federally chartered stock savings bank. The Bank issued all of its Common Stock to the Company and at the same time the Company issued 7,245,000 shares (post-splits) of Common Stock at $4.44 per share (post-splits), all pursuant to a plan of conversion.

On August 1, 1997, the Bank completed the conversion process from a federally chartered stock savings bank to that of a national bank, named CoVest Banc National Association.

On July 30, 1997, the Company's Board of Directors adopted a Shareholders' Rights Plan. The Plan is intended to discourage persons, groups and entities from acquiring large stakes in the Company or making a tender offer without first discussing their intentions with the Company's Board of Directors.

The Plan provided for the distribution of one Right on August 25, 1997, for each share of the Company's outstanding common stock as of August 11, 1997. The Rights have no immediate economic value to shareholders because they cannot be exercised unless and until a person, group or entity acquires 15 percent or more of the Company's common stock or announces a tender offer. The Plan also permits the Company's Board of Directors to redeem the Rights for one cent each under various circumstances.

In general, the Rights Plan provides that if a person, group or entity acquires a 15 percent or larger stake in the Company or announces a tender offer, and the Company's Board chooses not to redeem the Rights, all holders of Rights, other than the 15 percent shareholder or the tender offeror, will be able to purchase a certain amount of the Company's common stock for half of its market price.

Primary and fully diluted earnings per share for the third quarter of 1997 were computed by dividing net income by 4,903,565 (post-splits) and 5,067,344 (post-splits), and for the nine months ended

September 30, 1997 by 4,916,523 (post-splits) and 4,997,279 (post-
splits) respectively, the weighted average number of shares of common stock and common stock equivalents outstanding during the periods. Primary and fully diluted earnings per share for the third quarter of 1996 were computed by dividing net income by 5,361,560 (post-splits) and 5,356,448 (post-splits), and for the nine months ended September 30, 1996 by 5,378,679 (post-splits) and 5,416,523 (post-splits) respectively, the weighted average number of shares of common stock and common stock equivalents outstanding during the periods. Stock options are regarded as common stock equivalents and are computed using the treasury stock method.

(4)          Stock Repurchase Program

On June 24, 1997, the Company's Board of Directors approved a new Stock Repurchase Program, enabling the Company to repurchase up to 100,000 shares of its outstanding stock. As of November 3, 1997, all 100,000 shares had been repurchased at an average price of $23.02.

On October 27, 1997, the Company's Board of Directors approved a new Stock Repurchase Program, the Company's twelfth, enabling the Company to repurchase up to 150,000 (post-splits) shares of its outstanding stock. These purchases will be made in the open market and/or through privately negotiated transactions. The stock will be used for the issuance of shares in connection with the exercises of previously granted stock options. On November 13, 1997, 57,450 shares (post-splits) had been repurchased at an average price of $16.75 (post-splits).

(5)          Stock and Cash Dividends

On May 15, 1996, the Company effectuated a three-for-two stock split payable in the form of a one-for-two stock dividend. The regular quarterly cash dividend rate remained at $.10 per share post-split, representing a 50% increase in the dividend rate as a result of the split. The regular cash dividend paid during the third quarter of 1997 was $.10 per common share.

On December 1, 1997, the second three-for-two stock split, payable in the form of a one-for-two stock dividend, will take place. All amounts have been restated to show the effect of this stock dividend.

(6)          Safe Harbor Statement

This report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Reform Act of 1995, and is included in this statement for purposes of these safe harbor provisions. Forward-looking statements, strategies and expectations of the Company, are generally identifiable by use of the words "believe", "expect", "intend", "anticipate", "estimate", "project" or similar expressions. The company's ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse affect on the operations and future prospects of the Company and its subsidiaries include, but are not limited to, changes in: interest rates, general economic conditions, legislative/regulatory changes, monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board, the quality of composition of the loan or investment portfolios, demand for loan products, deposit flows, competition, demand for financial services in the

Company's market area and accounting principles, policies and
guidelines.    These risks and uncertainties should be considered in
evaluating forward-looking statements and undue reliance should not be placed on such statements. Further information concerning the Company and its business, including additional factors that could materially affect the Company's financial results, is included in the Company's filings with the Securities and Exchange Commission.

ITEM 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS

OVERVIEW
--------
The Company's business activities currently consist of ownership of the Bank, and investments in other equity securities. The Bank's principal business consists of attracting deposits from the public and investing these deposits, together with funds generated from operations, primarily in commercial loans, leases and commercial real estate, loans secured by mortgages on one-to-four family residences and consumer loans. It is management's intention that commercial loans will become an increasingly larger portion of the total loan portfolio as the balance sheet restructuring continues. The Bank's deposit accounts are insured to the maximum allowable by the Federal Deposit Insurance Corporation (the "FDIC").

The Bank's results of operations are dependent primarily on net interest income, which is the difference between the interest earned on its loans, and securities portfolios, and the interest paid on deposits and borrowed funds. The Bank's operating results are also affected, to a lesser extent, by loan commitment and servicing fees, customer service charges, fees from annuity and insurance products, and other income. Operating expenses of the Bank include employee compensation and benefits, equipment and occupancy costs, federal deposit insurance premiums and other administrative expenses.

The Bank's results of operations are further affected by economic and competitive conditions, particularly changes in market interest rates. Results are also affected by monetary and fiscal policies of federal agencies, and actions of regulatory authorities.

The name of the company was changed to CoVest Bancshares, Inc. effective as of June 2, 1997. The Company's common stock, formerly listed on the Nasdaq Stock market under the trading symbol "FFDP" became "COVB" on June 2, 1997. In addition, the Company, which was a thrift holding company owning all of the capital stock of CoVest Banc, formerly First Federal Bank for Savings, a federally chartered savings bank with its main office in Des Plaines, Illinois, applied for and received approval from the Office of the Comptroller of the Currency and converted the charter of the Bank to that of a national banking association, effective August 1, 1997.

FINANCIAL CONDITION
-------------------
Total consolidated assets of the Company decreased by $13.7 million from $541.2 million at December 31, 1996, to $527.5 million at September 30, 1997. Although total assets remained relatively stable, the redeployment of securities proceeds from maturities, paydowns, and sales continue to fund additional loans as well as to redeem high yielding certificates of deposit.

Total loans receivable increased $20.8 million, or 6.1% from $340 million at December 31, 1996, to $360.8 million at September 30, 1997. This increase occurred even though the Bank securitized $17.8 million of long-term first mortgage loans and now holds them as mortgage-backed securities available-for-sale. Loans originated during the nine months ended September 30, 1997 were comprised of 45% commercial loans, leases and commercial real estate, 36% of mortgages and 19% of consumer loans. This compares with loans originated during the nine month period ended September 30, 1996, when 4% were commercial real estate loans, 59% were mortgages and 37% were consumer loans.

Securities available-for-sale decreased by $16.9 million as various government agency securities were called as a result of the decline in interest rate levels since December 31, 1996.

Mortgage-backed and other mortgage-related securities decreased
$16.3 million or 14.5% from December 31, 1996. This decrease occurred even after the previously discussed securitization of $17.8 million of the Bank's first mortgages. During this nine month period, proceeds from the sales of and paydowns on mortgage-backed securities were used to fund additional loan volume and to a lesser extent, pay off high yielding certificates of deposit. At September 30, 1997, mortgage-backed and non mortgage-backed securities comprised 26% of total assets.

Deposits decreased to $386.5 million at September 30, 1997, from $402.1 million at December 31, 1996. All of this decrease resulted from the Bank's previously heavy reliance on certificates of deposit which, as a percentage of deposits, have decreased to 63% as of September 30, 1997 from 66% as of December 31, 1996. The only deposit account to show growth was the Bank's Preferred Money Market account. This account is indexed to the 91 day U.S. Treasury Bill rate, to reflect the weekly change that occurs as a result of the auction in the bond market.

Book value per common share increased to $11.39 (post-splits) at September 30, 1997 from $10.87 (post-splits) at December 31, 1996, partially as a result of stock repurchases.

Total non-performing assets as of September 30, 1997 stood at $1,182,000 or .22% of total assets. At December 31, 1996, non-performing assets were $856,000 or 0.16% of total assets. Historically this number has ranged between .04% and .24% of total assets, which is below the rate experienced by the Bank's peer group. Management believes the reserves for possible loan losses to be adequate. Furthermore, 68% of non-performing loans were single family mortgages, and the Bank has not incurred a loss on single family mortgages within the last six years.

The following table sets forth the amounts and categories of non-performing loans and assets.

                                    Sept. 30, 1997    Dec. 31, 1996
                                      -------------    -------------
                                          (Dollars in Thousands)
Non-performing loans:
  Commercial loans, leases and
    commercial real estate             $      -0-       $    -0-
  One-to-four family                          813            599
  Consumer                                    337            257
                                     -------------    -------------
   Total non-performing loans          $    1,150       $    856

Other real estate owned                $      -0-       $    -0-
Other repossessed assets               $       32       $    -0-
                                      -------------    -------------
   Total non-performing assets         $    1,182       $    856

Total non-performing loans as
  a percentage of net loans                 .32%            .22%

Total non-performing loans as
  a percentage of total assets              .22%            .16%

Total non-performing assets as
  a percentage of total assets              .22%            .16%



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

The Company's cash flows are a result of three principal activities: operating activities, investing activities and financing activities. Net cash provided by operating activities, primarily net income, was $4.6 million for the nine months ended September 30, 1997. Net cash used in investing activities was $14.5 million for the nine months ended September 30. Net cash used in financing activities amounted to $18.2 million for the nine months ended September 30, 1997.

The Company uses its liquidity to meet its ongoing commitments to fund maturing certificates of deposit and deposit withdrawals, repay borrowings, fund existing and continuing loan commitments, and pay operating expenses. At September 30, 1997, the Company had commitments to originate loans and undisbursed loan balances totaling $12.7 million, and its customers had approved but unused lines of credit totaling $64.8 million. The Company considers its liquidity and capital resources to be adequate to meet its foreseeable short and long-term needs. The Company expects to be able to fund or refinance, on a timely basis, its material commitments and long-term liabilities.

At September 30, 1997, the Bank had Tier 1 capital of $45.2 million, or 8.60% of adjusted total assets, which was approximately $29.4 million and $37.3 million above the minimum leverage ratio requirement in effect on that date of 3% of adjusted total assets. On September 30, 1997, the Bank had total risk-based capital of $
46.7 million (including $45.2 million in core capital), or 16.5% of risk-weighted assets of $283 million. This amount was approximately $24.1 million above the 8% total risk-based capital requirement in effect on that date.

SELECTED RATIOS
---------------
(unaudited)                   THREE MONTHS ENDED  NINE MONTHS ENDED
                                SEPT 30,  SEPT 30,  SEPT 30, SEPT 30,
                                  1997      1996      1997    1996
                               -------------------------------------
Annualized Return on Avg. Equity   9.07%   -9.45%     9.52%    2.38%

Annualized Return on Avg. Assets   0.80%   -0.80%     0.83%    0.21%

Book Value per Share             $11.39  $ 10.50    $11.39   $10.50

Tangible Book Value per Share    $10.81  $ 10.15    $10.81   $10.15

Closing Market Price per Share   $16.17  $ 11.00    $16.17   $11.00
Earnings per Primary Share       $  .21  $(  .23)   $  .68   $  .18
Net Interest Margin                3.08%    2.16%     2.97%    2.07%
Ratio of Operating Expense to
     Average Total Assets,
     Annualized                    2.12%    3.54%     2.00%    2.65%
Ratio of Net Interest Income to
     Non-Interest Expense,
     Annualized                    1.41x     .60X     1.43x     .86X


YEAR 2000 COMPLIANCE
--------------------

The Bank has an ongoing program designed to ensure that its operational and financial systems will not be adversely affected by year 2000 software failures due to processing errors arising from calculations using the year 2000 date. While the Bank believes it is taking adequate measures to assure year 2000 compliance, it is to a great extent dependent upon vendor cooperation. The Bank has recently converted many of its major applications to new vendors and purchased new hardware and software in this transition.

The Bank is requiring its computer systems and software vendors to represent that the products provided are or will be year 2000 compliant and has planned a program of testing for compliance. It is recognized that any year 2000 compliance failures could result in additional expense to the Bank.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1997
AND 1996
--------------------------------------------------------------------

GENERAL. Net income for the three months ended September 30, 1997 was $1,040,000, or $.21 per share, compared to a loss of $1,257,000, or a loss of $.23 per share for the three months ended September 30, 1996. This represents an increase of $2,297,000 or 183%. The special $3,070,000 pre-tax assessment to recapitalize the Savings Association Insurance Fund ("SAIF") and corresponding decrease in income tax expense had the most significant "one time" impact on net income. Without the effect of this special assessment and income tax reduction, net income for the three months ended September 30, 1996, would have been $731,000, or $.13 per share. Earnings for the third quarter of 1996 were further reduced as a result of the restructuring of the balance sheet, which resulted in a yield reduction as 15 and 30-year fixed rate investments were replaced by adjustable rate securities. The redeployment of assets from variable rate mortgage-backed securities into commercial loans, leases and commercial real estate loans and the maturity of the 7.80% certificates of deposit in September, 1996, positively impacted the net interest spread significantly. The average net interest rate spread for the three month period ended September 30, 1997 was 2.54% compared to 1.70% for the same period in 1996.

INTEREST INCOME.  Interest income decreased by $1.4 million or 13%
to $9,605,000 for the three month period ended September 30, 1997 as compared to $11,034,000 for the same period in 1996, even though the yield on average earning assets increased 48 basis points to 7.63%
for the quarter ended September 30, 1997 as compared to a  7.15%
yield for the same period in 1996. Contributing to the increase in yield was the restructuring of the balance sheet, which resulted in higher levels of commercial loans, leases and commercial real estate loans. The average volume of earning assets decreased by almost
$112.6 million as mortgage-backed and related securities were liquidated during the last half of 1996 to fund maturities relating to the 7.80% certificate of deposit promotion and to repay Federal Home Loan Bank advances.

INTEREST EXPENSE. Interest expense decreased by $2 million or 25.5% to $5,733,000 for the three month period ended September 30, 1997 as compared to $7,697,000 for the same period in 1996. This was primarily the result of a decrease in funding liabilities which declined by $109.4 million, or 19.5%, most notably in certificates of deposit as discussed before. The largest growth in deposits came in the Bank's Preferred Money Market account. The cost of total interest-bearing liabilities for the three months ended September 30, 1997 was 5.09% compared to 5.45% for the three months ended Setepmber 30, 1996, a decrease of 36 basis points.

NET INTEREST INCOME. Net interest income increased by $535,000 or 16% over the third quarter of 1996. The net interest margin increased to 3.08% for the three months ended September 30, 1997 from 2.16% for the same quarter of 1996.

PROVISION FOR POSSIBLE LOAN LOSSES. The provision for possible loan losses totaled $430,000 for the three months ended September 30, 1997, compared to $300,000 for the three months ended September 30, 1996. This $130,000 increase was primarily related to new commercial and commercial real estate loans, for which a provision is established as new volume is added. The Company, and the banking industry as a whole, has seen more credit card charge-offs resulting from personal bankruptcies. For the quarter ended September 30, 1997, 49% of all of the Company's charge-offs were for personal bankruptcy reasons.
Based upon recent experience of other credit card lenders, losses are expected to continue at this general level for the near term. Management regularly conducts a review of its loan portfolio, write-off experiences and adequacy of allowance and believes the allowance to be adequate.

LOAN LOSS ALLOWANCE ANALYSIS. The following table sets forth an analysis of the Company's allowance for possible loan losses for the periods indicated.

                                           Three Months Ended
                                          Sept 30,      Sept 30,
                                           1997           1996
                                         ---------     ---------
                                          (Dollars in Thousands)

Balance at beginning of period           $ 1,489        $ 1,254
Charge-offs:
  Commercial loans, leases, and
      commercial real estate                 -0-            -0-
  One-to-four family                         -0-            -0-
  Consumer                                   429            251
                                         ---------     ---------
    Total                                    429            251
                                         ---------     ---------

Recoveries:
  Commercial loans, leases, and
      commercial real estate                 -0-            -0-
  One-to-four family                         -0-            -0-
  Consumer                                    42             60
                                        ---------     ---------
    Total                                     42             60
                                        ---------     ---------
 Net charge-offs                             387            191

Additions charged to
  operations                                 430            300
                                        ---------     ---------
Balance at end of period                 $ 1,532         $1,363

Ratio of net charge-offs during
  the period to average loans
  outstanding during the period              .11%          0.05%

Ratio of allowance to non-
  performing loans                          1.33x          1.67x

NET INTEREST INCOME AFTER PROVISION FOR POSSIBLE LOAN LOSSES. Net interest income after provision for possible loan losses increased by $405,000 or 13.3% to $3,442,000 for the three month period ended September 30, 1997 as compared to $3,037,000 for the three month period ended September 30, 1996.

NON-INTEREST INCOME. Non-interest income increased by $383,000 or 72.8% to $909,000 for the three month period ended September 30, 1997 as compared to $526,000 for the same period in 1996. $262,000 of this increase was the result of sales of thrift and commercial bank stocks at the holding company level. Loan related charges and servicing fees increased $69,000 or 37.7%, from $183,000 for the three months ended September 30, 1996, to $252,000 for the three month period ended September 30, 1997.

Deposit related fees and charges increased, from $156,000 for the third quarter of 1996 to $229,000 for the third quarter of 1997, an increase of $73,000 or 46.8%, due to a general increase in fees charged or generated by transaction accounts and other Bank services.

NON-INTEREST EXPENSE. Non-interest expense was $2,749,000 for the quarter ended September 30, 1997, compared to $5,573,000 for the same period in 1996, a decrease of $2,824,000 or 50.7%. During the third quarter of 1996, a non-recurring expense was recorded for $3,070,000 representing the special one time assessment to recapitalize the SAIF.

Without giving consideration to the special SAIF expense, the increase in non-interest expense of $246,000 was mostly due to the increased staffing levels in the commercial lending area where the bank added an experienced Executive Vice-President to head the Bank's Commercial Lending Department, along with four commercial lenders to generate commercial business.

INCOME TAX EXPENSE.  Income tax expense increased $1,315,000 to
$562,000 for the quarter ended September 30, 1997, compared to ($753,000) for the same period in 1996, due to the increase in income.


RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997
AND 1996
-----------------------------------------------------------------

GENERAL. Net income for the nine months ended September 30, 1997 was $3,345,000, compared to $984,000 for the nine months ended September 30, 1996, an increase of $2,361,000 or 240%. Earnings per share for the nine months of 1997 was $.68 per share versus $.18 per share for the like period in 1996. The composition of the earnings, however, changed dramatically between these two nine month periods. Gains from the sale of securities decreased by $1,371,000. The balance sheet restructuring which began in 1996 generated $2,507,000 from the sale of long-term fixed-rate assets versus $1,190,000 of securities gains in 1997 from the sale of thrift and commercial bank stocks at the holding company level.

Earnings for the nine months ended September 30, 1996 were reduced as a result of the special $3,070,000 pre-tax assessment to recapitalize the SAIF and corresponding decrease in income tax expense. Returns on average assets and average equity for the nine months were 0.83% and 9.52%, respectively, in 1997, compared to 0.21% and 2.38% in 1996. Without the 1996 special assessment and tax benefit, the return on average assets and average equity for the first nine months of 1996 would have been 0.64% and 7.19%, respectively.

INTEREST INCOME. Interest income decreased by $3.0 million or 9.4% to $29.2 million for the nine month period ended September 30, 1997 as compared to $32.2 million for the same period in 1996, as the average volume fell from $606.6 million to $518.6 million, even though the yield on average earning assets increased 43 basis points to 7.51% for the first nine months of 1997, as compared to a 7.08% yield for the same period in 1996. Contributing to the increase in yield was the restructuring of the balance sheet which took place during 1996. Mortgage-backed securities continued to be converted to higher yielding commercial loans, leases and commercial real estate loans. In addition, some of the proceeds from the sale of mortgage-backed securities were used to pay off depositors when the 7.80% certificates of deposit came due in September, 1996.

INTEREST EXPENSE. Interest expense decreased by $5.1 million or 22.5% to $ 17,655,000 for the nine month period ended September 30, 1997 as compared to $22,781,000 for the same period in 1996. This decrease was attributed to two factors. The first factor was the special 7.8% Certificate of Deposit promotion, which was held in March of 1995 and matured in September, 1996. The other factor was an increase in money market accounts which rose on average for the nine months by $35.2 million. The Company launched its Preferred Money Market account, which has become one of the Company's core accounts, in July of 1996. This account is indexed to the 91-day U.S.Treasury
Bill rate, and it reflects the weekly changes that occur in the market. The cost of total interest-bearing liabilities for the nine months ended September 30, 1997 was 5.04%, compared to 5.50% for the nine months ended September 30, 1996, a decrease of 46 basis points.

NET INTEREST INCOME. Net interest income increased by $2,112,000 or 22.4% over the first nine months of 1996. The net interest margin increased to 2.97% for the nine months ended September 30, 1997, from 2.07% for the first nine months of 1996.

PROVISION FOR POSSIBLE LOAN LOSSES. The provision for possible loan losses totaled $1,183,000 for the nine months ended September 30, 1997 compared to $832,000 for the nine months ended September 30, 1996. Of this $351,000, or 42% increase, $231,000 was related to new commercial loans, leases, and commercial real estate loans. The Company establishes an allowance for possible losses on a percentage of outstanding balances basis as this new line of business grows at the Bank. The balance of this increase resulted from a decision by management to increase possible loan loss allowances in light of higher write-off experiences, particularly on credit cards. The entire industry and the Bank as a whole, has, and continues to experience more credit card charge-offs resulting from personal bankruptcies. For the nine months ended September 30, 1997, 55% of all of the charge-offs experienced by the Company were for personal bankruptcy reasons. Management regularly conducts a review of its loan portfolio, write-off experiences and adequacy of allowance and believes the allowance to be adequate.

LOAN LOSS ALLOWANCE ANALYSIS. The following table sets forth an analysis of the Company's allowance for possible loan losses for the periods indicated.

                                             Nine Months Ended
                                          Sept 30,      Sept 30,
                                           1997           1996
                                         ---------     ---------
                                          (Dollars in Thousands)

Balance at beginning of period           $  1,424      $ 1,379

Charge-offs:
  Commercial loans, leases, and
      commercial real estate                  -0-          -0-
  One-to-four family                          -0-          -0-
  Consumer                                  1,147          976
                                         ---------    --------
    Total                                   1,147          976
                                         ---------    --------

Recoveries:
  Commercial loans, leases, and
      commercial real estate                  -0-          -0-
  One-to-four family                          -0-          -0-
  Consumer                                     72          128
                                        ---------     --------
    Total                                      72          128
                                        ---------     --------

Net charge-offs                             1,075          848

Additions charged to
  operations                                1,183          832
                                        ---------     ---------
Balance at end of period                 $  1,532     $  1,363

Ratio of net charge-offs during
  the period to average loans
  outstanding during the period               .41%        0.33%

Ratio of allowance to non-
  performing loans                           1.33x        1.67x



NET INTEREST INCOME AFTER PROVISION FOR POSSIBLE LOAN LOSSES. Net interest income after provision for possible loan losses increased by $1,761,000 or 20.5% to $10,367,000 for the nine month period ended September 30, 1997 as compared to $8,606,000 for the nine month period ended September 30, 1996. The average net interest rate spread for the nine months ended September 30, 1997 was 2.47% compared to 1.58% for the same period in 1996.

NON-INTEREST INCOME. Non-interest income decreased by $979,000 or 25.8% to $2,812,000 for the nine month period ended September 30, 1997 from $3,791,000 for the same period in 1996. Without consideration of the securities gains of $1,190,000 for 1997 from the sale of thrift and commercial bank stocks by the holding company and the $2,561,000 in net gains for 1996 from the sale of mortgage-backed securities as part of the balance sheet restructuring program, non-interest income increased by $392,000. This increase in non-interest income was attributed to recognition of loan related charges and servicing fees, which increased $210,000 or 37%, from $568,000 for the nine months ended September 30, 1996, to $778,000 for the nine month period ended September 30, 1997.

Deposit related fees and charges increased $206,000 or 49.6%, from $415,000 for the first nine months of 1996 to $ 621,000 for the same period in 1997, as there was a general increase in fees charged for various Bank services and expansion in the base of transaction accounts.

NON-INTEREST EXPENSE. Non-interest expense was $8,058,000 for the nine months ended September 30, 1997, compared to $10,980,000 for the same period in 1996, a decrease of $2,922,000 or 26.6%. During the third quarter of 1996, a non-recurring expense was recorded for $3,070,000, representing the special $3,070,000 pre-tax assessment to recapitalize the SAIF. Without giving consideration to this item, non-interest expense increased $148,000 or less than 2 percent.

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

INCOME TAX EXPENSE.  Income tax expense increased $1,343,000 to
$1,776,000 for the nine months ended September 30, 1997, compared to $433,000 for the same period of 1996, due to the increase in income.

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


SFAS NO. 128

On March 3, 1997, the FASB issued Statement No. 128, "Earnings Per Share," which is effective for financial statements beginning with year end 1997. Basic earnings per share for 1997 and later will be calculated solely on average common shares outstanding. Diluted earnings per share will reflect the potential dilution of stock options and other common stock equivalents. All prior calculations will be restated to be comparable to the new methods. As the Company has not had significant dilution from stock options, the new calculation methods will not significantly effect its future basic earnings per share and diluted earnings per share.


SFAS NO. 129

Financial Accounting Standard No. 129, "Disclosure of Information about Capital Structure", issued by the FASB requires disclosing information about an entity's capital structure and applies to all entities. It consolidates all related disclosure requirements into one standard for ease of retrieval, making little change from existing disclosures. In general, companies are required to disclose the pertinent rights and privileges of various securities outstanding. Examples include dividend and liquidation preferences, participation rights, call prices and dates, conversation or exercise prices or rates and pertinent dates, sinking-fund requirements, and unusual voting rights.

This Statement is effective for fiscal years ending after December
15, 1997.

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

         None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None

ITEM 5.  OTHER INFORMATION

         On August 1, 1997 the Bank was converted to a national banking association.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         EXHIBITS
         None

         REPORTS ON FORM 8-K

         A report on Form 8-K was filed on Thursday, July 17, 1997 which included under Item 5 information and a press release pertaining to net income for the quarter ended
         June 30, 1997.


         A report on Form 8-K was filed on Wednesday, July 30, 1997 which included under Item 5 information and a press release pertaining to the adoption of a Shareholders'
         Rights Plan.


         A report on Form 8-K was filed on Monday, August 4, 1997 which included under Item 5 information and a press release announcing that CoVest Banc had successfully completed the conversion process from a federally insured thrift organization to that of a national bank.


         A report on Form 8-K was filed on Tuesday, August 26, 1997 which included under Item 5 information and a press release pertaining to a regular quarterly dividend.

                     SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          COVEST BANCSHARES, INC.


Date:   November 13, 1997              By: /s/Larry G. Gillie
        -----------------                 ---------------------------
                                             Larry G. Gillie
                                             President and
                                             Chief Executive Officer


Date:   November 13, 1997              By: /s/Paul A. Larsen
        -----------------                 ---------------------------
                                             Paul A. Larsen
                                             Senior Vice President,
                                             Treasurer and
                                             Chief Financial Officer