Form 10-K
period 1997-12-31
COVEST BANCSHARES INC
filed 1998-03-24
CIK 885694

                         SECURITIES AND EXCHANGE COMMISSION
                              Washington, D. C. 20549
                           ------------------------------

                                     FORM 10-K


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [Fee Required]
     For the fiscal year ended December 31, 1997
OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]
                    For the transition period from _______ to _______

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
                NONE                                       NONE

            Securities Registered Pursuant to Section 12(g) of the Act:
                       Common Stock, par value $.01 per share
                 --------------------------------------------------
                                  (Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such requirements for the past 90 days.
                               YES   X        NO
                                   -----         -----
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]


--------------------------------------------------------------------------------
                                       1

As of March 5, 1998, the Registrant had issued and outstanding 4,403,803 shares of the Registrant's Common Stock. In addition, it had also repurchased 41,765 shares which were being held as treasury stock. The aggregate market value of the voting stock held by non-affiliates of the Registrant as of March 5, 1998, was $68,078,370*



                        DOCUMENTS INCORPORATED BY REFERENCE
-------------------------------------------------------------------------------

        PART III of Form 10-K--Portions of the Proxy Statement for the 1998
                            Annual Meeting of Stockholders.

























* Based on the closing price of the Registrant's Common Stock on March 5, 1998, and reports of beneficial ownership filed by directors and executive officers of Registrant and by beneficial owners of more than 5% of the outstanding shares of Common Stock of Registrant; however, such determination of shares owned by affiliates does not constitute an admission of affiliate status or beneficial interest in shares of Registrant's Common Stock.


--------------------------------------------------------------------------------
                                       2

CoVest Bancshares, Inc.

                          1997 ANNUAL REPORT ON FORM 10-K

                                 Table of Contents

                                                                             Page
                                                                            Number
                                                                            ------
                                    PART I

Item 1.   Business. . . . . . . . . . . . . . . . . . . . . . . . . . . . .   4

Item 2.   Properties. . . . . . . . . . . . . . . . . . . . . . . . . . . .  32

Item 3.   Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . . .  32

Item 4.   Submission of Matters to a Vote of Security Holders . . . . . . .  32

                                    PART II


Item 5.   Market for the Registrant's Common Stock and Related
           Security Holder Matters. . . . . . . . . . . . . . . . . . . . .  33

Item 6.   Selected Financial Data . . . . . . . . . . . . . . . . . . . . .  35

Item 7.   Management's Discussion and Analysis of Financial Condition
           and Results of Operations. . . . . . . . . . . . . . . . . . . .  37

Item 7A.  Quantitative and Qualitative Disclosure About Market Risk . . . .  47

Item 8.   Consolidated Financial Statements . . . . . . . . . . . . . . . .  50

Item 9.   Changes in and Disagreements With Accountants on Accounting
           and Financial Disclosure . . . . . . . . . . . . . . . . . . . .  77

                                   PART III


Item 10.  Directors and Executive Officers of the Registrant. . . . . . . .  77

Item 11.  Executive Compensation. . . . . . . . . . . . . . . . . . . . . .  77

Item 12.  Security Ownership of Certain Beneficial Owners and Management. .  77

--------------------------------------------------------------------------------
                                       3


Item 13.  Certain Relationships and Related Transactions. . . . . . . . . .  77

                                    PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on 8-K . . .  78

SIGNATURES. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  79


















--------------------------------------------------------------------------------
                                       4

                                       PART I
                               SAFE HARBOR STATEMENT

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

Item 1.    BUSINESS

                                    THE COMPANY

GENERAL

CoVest Bancshares, Inc., a Delaware corporation (the "Company"), is a bank holding company registered under the Bank Holding Company Act, as amended (the "BHCA"). The Company's operating subsidiary is CoVest Banc, National Association, a national banking association (the "Bank"). The Bank's subsidiary service corporation, CoVest Investments, Inc., an Illinois corporation ("CII"), engages in the business of selling annuities, insurance products and complete brokerage services. The Company was organized in 1992, in connection with the Bank's conversion from the mutual to the stock form of organization (the "Conversion") which was completed on June 30, 1992. As part of the Conversion, the Company issued 3,220,000 shares of its common stock, $.01 par value per share (the "Common Stock"), at a price of $10.00 per share. The Company's Common Stock is quoted on the Nasdaq National Market System under the symbol "COVB" (neither the original number of shares nor the price per share have been adjusted for subsequent stock splits). Prior to August, 1997 the Company was a savings and loan holding company registered under the Home Owners Loan Act, as amended. The Company became a bank holding company effective August 1, 1997, when the bank completed its conversion from a federal savings association to a national bank. The Bank is the Company's only financial institution subsidiary and was initially chartered as a federally chartered savings and loan association in 1934. The Bank changed its name to "First Federal Bank" in 1990. Effective August, 1997, the Bank converted from a savings association to a national bank and changed its name to "CoVest Banc, National
Association." All references to the Company include the Bank and its subsidiary, CII, unless otherwise indicated, except that references to the Company at or before June 30, 1992 refer to only the Bank and CII on a consolidated basis.


--------------------------------------------------------------------------------
                                       5

The Company and the Bank are subject to comprehensive regulation, examination and supervision by the Board of Governors of the Federal Reserve System (the "FRB"), the Office of the Comptroller of the Currency (the "OCC") and the Federal Deposit Insurance Corporation (the "FDIC"). The Bank is a member of the Federal Home Loan Bank System (the "FHLB") and its deposits are insured by the Savings Association Insurance Fund ("SAIF") to the maximum extent permitted by the FDIC. The Company engages in a general full service retail banking business and offers a broad variety of commercial and consumer oriented products and services to customers in its primary market area. The Company is principally engaged in the business of attracting deposits from the general public and originating commercial loans and to a lessor extent mortgage loans in its primary market area. The Company also originates consumer loans and in addition, invests in mortgage-backed and related securities, and marketable equity securities. Finally, the Company offers, on an agency basis through CII, annuities, insurance products and complete brokerage services to its customers.

The Company's income is derived from interest on loans, mortgage backed and related securities and other securities, service charges and loan origination fees, loan servicing fees and proceeds from the sale, through CII, of annuity and insurance products. The Company's operations are materially affected by general economic conditions, the monetary and fiscal policies of the federal government and the policies of the various regulatory authorities, including the OCC and the FRB. Its results of operations are largely dependent upon its net interest income, which is the difference between the interest it receives on its loan and securities portfolios and the interest it pays on its deposit accounts and borrowed money.

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

On February 11, 1998, the Company opened a Mortgage Center in McHenry, Illinois, the county seat of McHenry County, located approximately 35 miles northwest of Des Plaines. The CoVest Banc Mortgage Center is a full service facility that will concentrate on mortgage loan origination and sales.

Des Plaines and parts of the surrounding contiguous communities such as Park Ridge, Niles and Mount Prospect have historically constituted the Company's primary market area. However, with the establishment of the two additional offices by the Company, the market area has expanded into several other suburbs such as Arlington Heights, Prospect Heights, Buffalo Grove, Schaumburg and Hoffman Estates. These suburban areas are characterized by single-family residences and apartment buildings. These demographics provide the


--------------------------------------------------------------------------------
                                       6

Company with diverse opportunities for commercial lending, which became a focus of the Bank in 1996. In addition, many of the residents of the Company's primary market area consist of professional or "white collar" workers who commute into Chicago or engage in local retail trade, although a significant number of residents in the farther outlying suburbs, such as Schaumburg, work in that community at jobs in the service sector. The Company's success has been due, in part, to its market area's growth, favorable population and income demographics.


LENDING ACTIVITIES


General

SOURCES OF FUNDS

The Company faces strong competition both in originating loans and in attracting deposits. Competition for commercial loans, commercial real estate, construction and multi-family loans comes primarily from large commercial banks and smaller community banks. Competition in originating real estate loans comes primarily from mortgage bankers, other savings institutions and commercial banks, all of which also make loans secured by real estate located in the Company's primary market area. The Company competes for real estate loans principally on the basis of the interest rates and loan fees it charges, the types of loans it offers and the quality of services it provides to borrowers. The competition for consumer loans comes primarily from commercial banks and finance companies.

The principal lending activity of the Bank historically has been originating first mortgage loans for its portfolio, secured by owner occupied one-to-four family residential properties located in its primary market area. The Bank also offers a wide selection of consumer loans. Beginning late in 1995, and continuing into 1998, the Bank began a major balance sheet restructuring project. The Bank is now a full-service commercial bank, offering commercial loans, multi-family loans, commercial real estate loans, construction loans and purchasing investment grade commercial leases. These types of lending will be the major focus of the Bank going forward as it continues to function more as a traditional commercial banking institution.

As part of the balance sheet restructuring project, in 1995 the Bank securitized $116 million of fixed rate portfolio loans with the Federal Home Loan Mortgage Corporation ("FHLMC.") These loans were then classified as securities available-for-sale. In 1996, the Bank securitized $61 million of fixed rate and balloon portfolio loans with FHLMC. These were used for liquidity needs and management sold some of these securities in 1997, in order to originate higher yielding commercial loans and commercial real estate loans. During 1997, management securitized an additional $17.8 million of conforming loans of which $10.1 million was held for securitization at December 31, 1996. Loans were classified as securities available-for-sale at December 31, 1997. These were used for liquidity needs and management sold some of these securities in 1997.

With the establishment of the Mortgage Center, the Bank will provide a full array of first mortgage products for which it will act as a loan originator and placer. It is anticipated that all loans will be sold on a serviced release basis to mortgage buyers, for which the Bank will receive a fee and have no additional rights.


--------------------------------------------------------------------------------
                                       7

LOAN PORTFOLIO COMPOSITION

The following table outlines the composition of the Company's loan portfolio in dollar amounts and in percentages as of the dates indicated:


                                                                           December 31,
                                                                           ------------
                                       1997                1996                1995                1994                1993
                                       ----                ----                ----                ----                ----
                                  Amount   Percent    Amount   Percent    Amount   Percent    Amount   Percent    Amount   Percent
                                  ------   -------    ------   -------    ------   -------    ------   -------    ------   -------
                                                                       (Dollars in Thousands)
Commercial loans                $  5,504      1.44% $     58       .02% $      -         -% $      -         -% $      -          -%

Real estate loans
   One-to-four family            235,425     61.76   251,831     74.21   275,570     83.04   297,682     85.16   219,836      88.49
   Multi-family                    4,604      1.21       995      0.29       177      0.06       226      0.06       259       0.10
   Commercial real estate         56,220     14.75    20,705      6.11     2,200      0.66         -         -         -          -
   Construction                    8,939      2.34     1,811       .53         -         -         -         -         -          -
                                --------    ------  --------    ------  --------    ------  --------    ------   --------    ------
      Total real estate loans    305,188     80.06   275,342     81.14   277,947     83.76   297,908     85.22   220,095      88.59

Commercial leases                 11,274      2.96     7,053      2.08         -         -         -         -         -         -

Consumer loans
   Automobile                     22,781      5.98    21,802      6.42    18,618      5.61    17,192      4.93     11,686      4.70
   Home equity/improvement        21,987      5.77    18,570      5.47    16,323      4.92    14,211      4.06      9,408      3.79
   Credit cards                   13,469      3.53    15,812      4.66    18,289      5.51    19,930      5.70      6,940      2.80
   Other loans                     1,008      0.26       716      0.21       677      0.20       323      0.09        291      0.12
                                --------    ------  --------    ------  --------    ------  --------    ------   --------    ------
      Total consumer loans        59,245     15.54    56,900     16.76    53,907     16.24    51,656     14.78     28,325     11.41
                                --------    ------  --------    ------  --------    ------  --------    ------   --------    ------
        Total loans              381,211    100.00%  339,353    100.00%  331,854    100.00%  349,564    100.00%   248,420    100.00%
                                            ------              ------              ------              ------               ------
                                            ------              ------              ------              ------               ------

Net deferred costs/fees              275                 616                 542              (1,084)              (2,235)
                                --------            --------            --------            --------             --------
   Total loans receivable       $381,486            $339,969            $332,396            $348,480             $246,185
                                --------            --------            --------            --------             --------
                                --------            --------            --------            --------             --------



-------------------------------------------------------------------------------

The following table shows the composition of the Company's loan portfolio by fixed and adjustable rate at the dates indicated:

                                                                           December 31,
                                                                           ------------
                                       1997                1996                1995                1994                1993
                                       ----                ----                ----                ----                ----
                                  Amount   Percent    Amount   Percent    Amount   Percent    Amount   Percent    Amount   Percent
                                  ------   -------    ------   -------    ------   -------    ------   -------    ------   -------
                                                                       (Dollars in Thousands)
Fixed rate loans
   Commercial loans             $    438      0.11% $     58      0.02% $      -         -% $      -        -%  $      -         -%

   Real estate loans
      One-to-four family         137,314     36.02   157,430     46.39   215,556     64.96   270,536     77.39   207,291     83.44
      Multi-family                   576      0.15       995      0.29       177      0.06       226      0.06       259      0.11
      Commercial real estate      15,863      4.16    20,304      5.98     2,200      0.66         -         -         -         -
      Construction                    63      0.02         -         -         -         -         -         -         -         -
                                --------    ------  --------    ------  --------    ------  --------    ------  --------    ------
        Total real estate loans  153,816     40.35   178,729     52.66   217,933     65.68   270,762     77.45   207,550     83.55

      Commercial leases           11,274      2.96     7,053      2.08         -         -         -         -         -         -

      Consumer loans              29,424      7.72    26,160      7.71    22,449      6.76    22,867      6.54    18,294      7.36
                                --------    ------  --------    ------  --------    ------  --------    ------  --------    ------
        Total fixed loans        194,952     51.14   212,000     62.47   240,382     72.44   293,629     83.99   225,844     90.91
                                --------    ------  --------    ------  --------    ------  --------    ------  --------    ------

   Adjustable-rate loans
      Commercial loans             5,066      1.32         -         -         -         -         -         -         -         -

      Real estate loans
        One-to-four family        98,111     25.74    94,401     27.82    60,014     18.08    27,146      7.77    12,545      5.05
        Multi-family               4,028      1.06         -         -         -         -         -         -         -         -
        Commercial real estate    40,357     10.59     2,212      0.65         -         -         -         -         -         -
        Construction               8,876      2.33         -         -         -         -         -         -         -         -
                                --------    ------  --------    ------  --------    ------  --------    ------  --------    ------
        Total real estate loans  151,372     39.72    96,613     28.47    60,014     18.08    27,146      7.77    12,545      5.05

   Consumer loans                 29,821      7.82    30,740      9.06    31,458      9.48    28,789      8.24    10,031      4.04
                                --------    ------  --------    ------  --------    ------  --------    ------  --------    ------
      Total adjustable loans     186,259     48.86   127,353     37.53    91,472     27.56    55,935     16.01    22,576      9.09
                                --------    ------  --------    ------  --------    ------  --------    ------  --------    ------
Total loans                      381,211    100.00%  339,353    100.00%  331,854    100.00%  349,564    100.00%  248,420    100.00%
                                            ------              ------              ------              ------              ------
                                            ------              ------              ------              ------              ------
Net deferred costs/fees              275                 616                 542              (1,084)             (2,235)
                                --------            --------            --------            --------            --------
Total loans receivable          $381,486            $339,969            $332,396            $348,480            $246,185
                                --------            --------            --------            --------            --------
                                --------            --------            --------            --------            --------


-------------------------------------------------------------------------------

The following schedule illustrates the contractual maturities of the Company's loan portfolio at December 31, 1997. Mortgages which have adjustable or floating interest rates are shown as maturing in the period during which the contract is due. The schedule does not reflect the effects of possible prepayments or enforcement of due-on-sale clauses:

                                                           (Dollars in Thousands)

                                                     Comm. Loans,
                                                  Comm. Real Estate,
                                                    Construction,
                         One-to-Four Family          Multi-Family                Consumer
                        Residential Loans(1)          and Leases                   Loans                    Total
                        --------------------          ----------                   -----                    -----
Coming due during                    Weighted                  Weighted                  Weighted                   Weighted
  years ending                        Average                   Average                   Average                   Average
  December 31,         Amount          Rate       Amount         Rate       Amount         Rate      Amount          Rate
  ------------         ------          ----       ------         ----       ------         ----      ------          ----
1998*                 $  7,453         7.21%     $16,884         8.92%     $21,842         9.89%    $ 46,179         9.11%
1999                     8,617         7.44        6,019         7.79        6,990         8.07       21,626         7.74
2000                     8,440         7.49       10,618         8.75        5,200         8.10       24,258         8.17
2001 to 2002            19,218         7.58       18,359         8.38        3,292         8.08       40,869         7.98
2003 to 2007            50,238         7.33       16,497         8.36       11,277         8.92       78,012         7.78
2008 to 2022            30,115         7.63       11,852         8.23       10,644         9.65       52,611         8.17
2023 and beyond        115,948         7.55        1,708         8.56            -            -      117,656         7.56
                      --------         ----      -------         ----      -------         ----     --------         ----
    Total             $240,029         7.50%     $81,937         8.47%     $59,245         9.19%    $381,211         7.97%
                      --------         ----      -------         ----      -------         ----     --------         ----
                      --------         ----      -------         ----      -------         ----     --------         ----


(1) Includes demand loans, loans having no stated maturity, and overdraft loans.

The aggregate amount of loans that the Bank is permitted to make to any one borrower is generally limited to 15% of unimpaired capital and surplus (25% if the security for such loan has a "readily ascertainable" value,). At December 31, 1997, based on the above, the Bank's regulatory loan-to-one borrower limit was $7.2 million. On the same date, the Bank's largest loan was $5,873,000.

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

COMMERCIAL LENDING

Management of the Company has made a commitment to become a full service community bank. In line with this commitment, the Company has increased its originations of commercial real estate loans, multi-family loans, commercial leases and commercial loans. Management intends to focus on this type of lending in the future. The commercial real estate loans, multi-family loans and commercial loans are collateralized by property within the Company's market area. The commercial leases, which may extend beyond the Company's market area, are usually investment grade leases.

The underwriting standards used by the Company for these types of loans include a determination of the applicant's payment history, cash flow, value of collateral, and credit worthiness of the business.


-------------------------------------------------------------------------------

These types of loans all carry a rate substantially higher than residential mortgages, and also carry greater credit risk. Leases, of which 68% are investment grade instruments, are not considered a substantial risk, and therefore, no allowance for possible losses is being established specifically for leases.

At December 31, 1997, the Company had $56,220,000 in commercial real estate loans, $8,939,000 in construction loans, $5,504,000 in commercial loans, and $4,604,000 in multi-family loans. The Allowance for Possible Loan Losses account included $2,256,000 for these types of loans at December 31, 1997.

ONE-TO-FOUR FAMILY RESIDENTIAL REAL ESTATE LENDING

The cornerstone of the Company's lending program has historically been the origination of one-to-four family permanent loans, to be held in its portfolio, secured by mortgages on owner-occupied residences. In February, 1998, the Company established the CoVest Banc Mortgage Center. With the creation of the Mortgage Center, the Company has the ability to originate one-to-four family mortgages with competitive rates without the interest rate exposure associated with originations for its own portfolio. Additionally, the Mortgage Center will generate non-interest income from the receipt of SRP's (service release premiums) from the sale of the originated mortgages to secondary market investors. The Mortgage Center's investor network of approximately thirty private or institutional investors will allow the Company to offer Conventional, Jumbo, VA and B, C and D (sub-prime) loan programs for first mortgages. The Mortgage Center will also have the ability to originate and sell 125% equity loans and equity loans to borrowers with credit problems, through investors.

The Company will continue to originate loans targeted at low and moderate income home buyers through the Affordable Housing Program and the Community Investment Program which will be retained in its portfolio.

At December 1997, the Company held as Mortgage Backed Securities ("MBS") previously securitized with Federal Home Loan Mortgage Corporation $61 million of 15 and 30 year fixed-rate and balloon single family residential mortgage loans. The Company, depending on liquidity needs, may sell a portion of these securities in 1998. At December 31, 1997, $235.4 million of the Company's loan portfolio consisted of permanent loans on one-to-four family residences. At that date, the Company's largest outstanding residential loan was $1,078,000. Substantially all of the residential loans originated by the Company are secured by properties located in the Company's primary market area. See "Origination, Purchases and Sales of Loans."

The Company continues to have fewer one-to-four family residential homes in its portfolio and has seen the total drop from 88.49% of total loans on December 31, 1993 to 61.76% of total loans on December 31, 1997.

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

The Company's residential mortgage loans customarily include due-on-sale clauses, giving the Company the right to declare the loan immediately due and payable in the event that, among other things, the borrower sells or otherwise disposes of the property subject to the mortgage.

CONSUMER LENDING

Management believes that offering consumer loan products helps to expand and create stronger ties to the Company's existing customer base. In addition, because consumer loans generally have shorter terms to maturity and/or adjustable rates and carry higher rates of interest than do residential mortgage loans, they can be valuable asset/liability management tools. Finally, management believes that consumer loans can diversify the portfolio. Accordingly, the Company pursues consumer lending through marketing and pricing initiatives.

-------------------------------------------------------------------------------

The Company currently originates substantially all of its consumer loans in its primary market area. At December 31, 1997, the Company's consumer loans totaled $59.2 million or 15.54% of the Company's loan portfolio.

The Company's second mortgage and home equity loans are underwritten using the same standards as it uses for one-to-four family residential mortgage loans. The Company's second mortgage loans and home equity lines of credit are generally originated in amounts which, together with the amount of the first mortgage, do not exceed 80% of the appraised value of the property securing the loan. Home equity loans are revolving lines-of-credit, with the interest rate floating at a stated margin over the prime rate. Second mortgage loans are generally made for terms of up to ten years with fixed interest rates. Other consumer loan terms vary according to the type of collateral, length of contract and creditworthiness of the borrower. Lines of credit extended through the Company's credit card programs are limited to $20,000. During 1997, the average credit card line granted was $5,600. During December 1997, the Company re-scored its credit card portfolio, reviewed its charge-off experience and bankruptcy trends and concluded that an additional provision was needed for the year ended December 31, 1997.

The Company offers a variety of secured consumer loans, including direct automobile loans, second mortgage loans (including home improvement loans), home equity loans, and loans secured by deposit accounts. In addition, the Company offers unsecured consumer loans and credit cards. In 1997, while limiting credit card lending, the Company continued to expand its consumer loan portfolio by marketing automobile and home equity loans. Management believes that these loans which carry a higher rate of interest, can enhance the bottom line when offered in conjunction with a prudent credit risk policy and collection program.

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

Consumer loans may entail greater risk than residential mortgage loans, particularly in the case of consumer loans which are unsecured or secured by depreciable assets such as automobiles. In such cases, any repossessed collateral for defaulted consumer loans may not provide adequate sources of repayment for the outstanding loan balances as a result of the greater likelihood of damage, loss or depreciation. In addition, consumer loan collections are dependent on the borrower's continuing financial stability, and thus are more likely to be affected by adverse personal circumstances. Furthermore, the application of various federal and state laws, including federal and state bankruptcy and insolvency laws, may limit the amount which can be recovered on such loans. Although the level of delinquencies in the Company's consumer loan portfolio has been manageable, there can be no assurance that delinquencies will not increase in the future.

In 1997, the Company incurred $1,615,000 of consumer loan charge-offs, 94% of which were related to credit cards, and made provisions of $2,250,000 to the Allowance for Possible Loan Losses related to consumer loans. The additional provision related partly to credit cards after it re-scored its portfolio and reviewed its recent loan loss experience. During the year, the Company was able to recover $ 96,000 on consumer loans previously charged off.

Management regularly conducts a review of its loan portfolio, write-off experience and adequacy of allowance to maintain the allowance at a level management feels is adequate.

MORTGAGE-BACKED AND RELATED SECURITIES

The Company has long purchased mortgage-backed and mortgage-related securities to supplement loan production. Federal agency mortgage-backed securities generally carry a yield approximately 50 to 100 basis points below that of the corresponding type of residential loan, and the Company's other mortgage related

-------------------------------------------------------------------------------
securities also carry lower yields; however, the Company believes they offer greater flexibility in volatile interest rate markets. The Company has also retained the servicing rights on all loans securitized with FHLMC. The
Company will evaluate mortgage-backed securities purchases in the future based on its asset/liability objectives, market conditions and alternative investment opportunities.

The Company also purchases mortgage-related securities consistent with its asset/liability management objectives. The mortgage-related securities which the Company owns are real estate mortgage investment conduits ("REMIC's"), most of which carry a floating interest rate and have estimated average lives from one to five years. Collateralized mortgage obligations are securities derived by reallocating cash flows from mortgage pass-through securities or from pools of mortgage loans held by a trust. No interest only, principal only, or residual interest pools are included as part of the portfolio. At December 31, 1997, the carrying value of other mortgage-related securities was $646,000. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Asset/Liability Management".

The following schedule sets forth the contractual maturities of the Company's mortgage-backed and related securities and carrying value as of December 31, 1997. All of such securities are considered available-for-sale and include approximately $57 million that were formerly a part of the Company's loan portfolio and were previously securitized with the FHLMC. Almost all of the mortgage-backed and related securities are anticipated to be repaid in advance of their contractual maturity as a result of projected mortgage loan prepayments and are driven to a large extent by changes in the level of interest rates.

                                                              Due In
                                            ------------------------------------------
                                            1 to 5      5 to 10    10 to 20    Over 20     Balance
                                            Years        Years      Years       Years    Outstanding
                                            -----        -----      -----       -----    -----------
   (Dollars in Thousands)
Mortgage-backed securities

   Federal Home Loan Mortgage Corp.         $3,754      $  937     $14,918     $38,391    $ 58,000
   Government National Mortgage Assoc.           -           -           -       4,594       4,594
   Federal National Mortgage Assoc.              -           -       2,551      54,962      57,513
                                            ------      ------     -------     -------    --------

                                            $3,754      $  937     $17,469     $97,947    $120,107
                                            ------      ------     -------     -------    --------
                                            ------      ------     -------     -------    --------

Other mortgage-related securities
   Federal Home Loan Mortgage Corp.         $  646      $    -     $     -     $     -    $    646
                                            ------      ------     -------     -------    --------
                                            ------      ------     -------     -------    --------



ORIGINATION, PURCHASES AND SALES OF LOANS

The Company originates real estate and other loans through internal loan production personnel (including commissioned originators) located in the Mortgage Center and the Company's offices. Walk-in customers and referrals from real estate brokers, builders and commercial lenders in the area are also important sources for loan originations.

In order to supplement loan origination during periods of unusual competition or reduced loan demand and, in order to acquire additional adjustable rate loans for asset/liability management purposes, the Company periodically considers the purchase of mortgage-backed and related securities and/or residential loans from third party lenders. In 1995, the Company purchased $2 million of fixed rate and $21.2 million of floating rate mortgage-backed securities, and in 1996, the Company purchased $13.9 million of fixed rate and $87.5 million of floating rate mortgage-backed securities. In 1997, the Company purchased $700,000 in floating

-------------------------------------------------------------------------------
rate mortgage backed securities and securitized $17.8 million of mortgage loans which had been part of its one-to-four family residential loan portfolio. Of this total, $9.1 million were 15 and 30 year fixed rate loans, $4.7 million were 5 and 7 year balloons, and $4 million were 5/1, 7/1, and 10/1 Adjustable Rate Mortgage ("ARM") products. This securitzation helped improve the Company's asset/liability management position.

In November, 1997, the Company entered into an arbitrage transaction, purchasing $50.8 million in 3/1 FNMA ARM pools and funded the transaction by borrowing $50 million from the FHLB of Chicago. The average spread on the transaction is anticipated to be 72 basis points and is planned to be unwound in late 1998.

The Company has securitized residential real estate loans from time to time. When loans have been sold, the Company retains the responsibility for servicing the loan. At December 31, 1996, and 1997, there were approximately $178.5 million and $170.1 million, respectively, in the loan servicing portfolio. At December 31, 1997, all loans were securitized with the FHLMC. The Company held these loans as mortgage-backed securities on the balance sheet. During 1998, management believes that the trend on securitizing loans will be eliminated. With the exception of those originated for the Affordable Housing Program and the Community Investment Program, the Mortgage Center will provide all new residential mortgage funding and act only as a conduit, providing only placement of residential mortgages. Some of these previously securitized loans will be sold in 1998 to meet liquidity needs. Furthermore, at December 31, 1997, the Company had no outstanding commitments to sell mortgage-backed or mortgage-related securities.













-------------------------------------------------------------------------------

The following table shows the loan originations, purchases, sales, and repayments of the Company for the periods indicated:

                                                                         Year Ended December 31,
(Dollars in Thousands)                                               ------------------------------
                                                                     1997         1996         1995
                                                                     ----         ----         ----
Originations of portfolio loans
   Adjustable rate
       Commercial loans                                            $  5,128     $      -     $      -
       Construction loans                                            16,170            -            -
       One-to-four family                                            34,386       44,648       41,909
       Consumer loans                                                19,986       21,146       22,451
                                                                   --------     --------     --------

           Total adjustable rate                                     75,670       65,794       64,360

   Fixed rate
       Commercial loans                                                   -           63            -
       One-to-four family                                             3,962       14,616       89,655
       Commercial real estate                                        37,577       20,443        2,200
       Multi-family                                                   2,679            -            -
       Commercial leases                                             10,454        7,272            -
       Consumer                                                      15,096       18,978       18,036
                                                                   --------     --------     --------

           Total fixed rate                                          69,768       61,372      109,891
                                                                   --------     --------     --------

              Total loans originated                                145,438      127,166      174,251

Purchases of mortgage-backed and related securities
   Mortgage-backed securities and participation certificates         52,568       83,257       21,181
   Mortgage-related securities                                            -       18,126        2,027
                                                                   --------     --------     --------

       Total purchased                                               52,568      101,383       23,208

Sales and repayments of loans and mortgage-backed and
  related securities
   Sales of mortgage-backed securities                               46,719      222,729            -
   Principal repayments                                             101,910       87,029       84,557
                                                                   --------     --------     --------

       Total reductions                                             148,629      309,758       84,557

Increase (decrease) on other items (net)                             (2,894)        (975)       1,767
                                                                   --------     --------     --------

Net increase (decrease) in loans and mortgage-backed securities    $ 46,483     $(82,184)    $114,669
                                                                   --------     --------     --------
                                                                   --------     --------     --------



-------------------------------------------------------------------------------

DELINQUENCY PROCEDURES

When a borrower fails to make a required payment on a loan, the Company attempts to cause the delinquency to be cured by contacting the borrower. In the case of residential loans subject to late charges, a late notice is sent 18 days after the due date, at which time a late charge is assessed. If the delinquency is not cured by the 30th day, contact with the borrower is made by phone or a second notice is mailed. Additional written and oral contacts are made with the borrower between 30 and 60 days after the due date.

In the event a real estate loan payment is past due for 90 days or more, management performs an in-depth review of the loan status, the condition of the property and circumstances of the borrower. Based upon the results of its review, management will decide whether to try to negotiate a repayment program with the borrower, or initiate foreclosure proceedings.

 Delinquent consumer loans are handled in a similar manner, except that initial contact is made when the payment is ten days past due, personal contact is made when the loan becomes more than twenty days past due, and the loan is classified as a delinquent loan when it is past due for 30 days or more. Certain consumer loans are placed on non-accrual status when delinquent more than 90 days and deemed appropriate in the collection process.

The following table sets forth the Company's loan delinquencies by type, by amount, and by percentage:

                                 Loans Delinquent For
                -------------------------------------------------------              Total
                       60 - 89 Days               90 Days and Over              Delinquent Loans
                --------------------------   --------------------------   ---------------------------
                                   Percent                      Percent                      Percent
                                     of                           of                           of
                                    Loan                         Loan                         Loan
                Number   Amount   Category   Number   Amount   Category   Number    Amount   Category
                ------   ------   --------   ------   ------   --------   ------    ------   --------
                                               (Dollars in Thousands)
One-to-four
  family           3      $111      0.05%      12     $1,137     0.48%        15    $1,248     0.53%
Consumer          52       316      0.53       44        167     0.28         96       483     0.81
                 ---      ----      ----      ---     ------     ----        ---    ------     ----
     Total        55      $427      0.14%      56     $1,304     0.44%       111    $1,731     0.59%
                 ---      ----      ----      ---     ------     ----        ---    ------     ----
                 ---      ----      ----      ---     ------     ----        ---    ------     ----


CLASSIFICATION OF ASSETS

OCC policies require that each national bank classify its own assets on a regular basis. In addition, in connection with examinations of national banks, OCC examiners have authority to identify problem assets and, if appropriate, require them to be classified. There are three classifications for problem assets: Substandard, Doubtful and Loss. The regulations also include a Special Mention category. Substandard assets have one or more defined weaknesses and are characterized by the distinct possibility that the institution will sustain some loss if the deficiencies are not corrected. Doubtful assets have the weaknesses of Substandard assets, with the additional characteristics that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions and values questionable, and there is a high possibility of loss. An asset classified as Loss is considered un-collectable and of such little value that continuance as an asset of the institution is not warranted.

The Special Mention category consists of assets which do not currently expose a financial institution to a sufficient degree of risk to warrant classification, but do possess credit deficiencies or potential weaknesses deserving management's close attention. Assets classified as Substandard or Doubtful require the institution to establish prudent general allowances for possible loan losses. If an asset or portion thereof is classified as Loss, the institution must either establish specific allowances for loan losses in the amount of 100% of the portion of the asset classified Loss, or charge off such amount. If an institution does not agree with an examiner's classification of an asset, it may appeal this determination to the Regional Director of the OCC. In the above table, all loans delinquent 90 days or more are classified according to the above rules. Certain

-------------------------------------------------------------------------------
loans delinquent less than 90 days are categorized as Special Mention. As a result of management's review of its assets, at December 31, 1997, the Company had categorized $1,137,000 of its assets as Special Mention, $167,000, as Substandard, and none as Doubtful or Loss. The Company's classified assets consist of the non-performing loans detailed below and certain loans delinquent less than 90 days.

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

In accordance with Statement of Financial Accounting Standard No. 114 (SFAS
114), as amended by SFAS 118, loans which are considered to be impaired, are reduced to the present value of expected future cash flows or to the fair value of the related collateral, by allocating a portion of the allowance to such loans. If these allocations cause the allowance for possible loan losses to require an increase, such increase is reported as a provision for possible loan losses charged to expense. Loans are evaluated for impairment when payments are delinquent 90 days or more, or when management downgrades the loan classification to doubtful.

The table below sets forth the amounts and categories of non-performing assets in the Company's loan portfolio. Loans are placed on non-accrual status when the collection of principal and/or interest becomes doubtful.
For all years presented, the Company has had no impaired loans or troubled debt restructurings (which involve forgiving a portion of interest or principal on any loans or making loans at a rate materially less than that of market rates).

                                                                      December 31,
                                                  ----------------------------------------------------
                                                  1997        1996        1995        1994        1993
                                                  ----        ----        ----        ----        ----
                                                                 (Dollars in Thousands)
Non-accruing loans
   One-to-four family                            $    -       $   -       $ 531       $ 176       $ 381
   Consumer                                           -          95           -           -          38
                                                 ------       -----       -----       -----       -----

   Total                                              -          95         531         176         419

Accruing loans delinquent 90 days or more
   One-to-four family                             1,137         599           -           -           -
   Consumer                                         167         162         150          24           -
                                                 ------       -----       -----       -----       -----

   Total                                          1,304         761         150          24           -
                                                 ------       -----       -----       -----       -----

       Total non-performing loans                $1,304       $ 856       $ 681       $ 200       $ 419
                                                 ------       -----       -----       -----       -----
                                                 ------       -----       -----       -----       -----

           Total non-performing loans
             to net loans                          0.35%       0.25%       0.21%       0.06%       0.17%
                                                 ------       -----       -----       -----       -----
                                                 ------       -----       -----       -----       -----

           Total non-performing loans
             as percentage of assets               0.22%       0.16%       0.11%       0.04%       0.11%
                                                 ------       -----       -----       -----       -----
                                                 ------       -----       -----       -----       -----

-------------------------------------------------------------------------------

Management has considered the Company's non-performing assets in establishing its Allowance for Possible Losses on Loans. As of December 31, 1997, there were no specific reserves on any of these assets.

As of December 31, 1997, there were no other loans not included on the table or discussed above where known information about the possible credit problems of borrowers caused management to have serious doubts as to the ability of the borrower to comply with present loan repayment terms.


LOAN LOSS RESERVE ANALYSIS

The following table sets forth an analysis of the Company's allowance for possible loan losses:

                                                                Year Ended December 31,
                                                 ------------------------------------------------------
                                                  1997        1996        1995        1994        1993
                                                 ------      ------      ------      ------      ------
                                                                 (Dollars in Thousands)
Balance at beginning of period                   $1,424      $1,379      $1,520      $1,581      $1,539

Charge-offs
     Consumer                                     1,615       1,497         903         474         118


Recoveries
   Consumer                                          96         145         118          53          40
                                                 ------      ------      ------      ------      ------

Net charge-offs                                   1,519       1,352         785         421          78

Additions charged to operations                   4,072       1,397         644         360         120
                                                 ------      ------      ------      ------      ------

Balance at end of period                         $3,977      $1,424      $1,379      $1,520      $1,581
                                                 ------      ------      ------      ------      ------
                                                 ------      ------      ------      ------      ------

Ratio of net charge-offs during the
  period to average loans outstanding
  during the period                                0.42%       0.39%       0.20%       0.15%       0.03%
                                                 ------      ------      ------      ------      ------
                                                 ------      ------      ------      ------      ------

Ratio of allowance to non-performing loans         3.05x       1.66x       2.02x       7.60x       3.77x
                                                 ------      ------      ------      ------      ------
                                                 ------      ------      ------      ------      ------


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



-------------------------------------------------------------------------------

The distribution of the Company's allowance for possible losses on loans at the dates indicated is summarized as follows:

                                                                            December 31,
                             -----------------------------------------------------------------------------------------------------
                                     1997                1996                  1995                1994                 1993
                             ------------------- -------------------- ------------------- -------------------- -------------------
                                        Percent              Percent              Percent             Percent              Percent
                                          of                   of                   of                  of                   of
                             Allowance   Loans    Allowance   Loans   Allowance    Loans   Allowance   Loans   Allowance    Loans
                                for     in Each      for     in Each     for      in Each    for      in Each     for      in Each
                             Possible   Category  Possible   Category  Possible   Category  Possible  Category  Possible   Category
                              Losses       to      Losses       to      Losses       to      Losses      to      Losses      to
                                on        Total      on        Total      on        Total     on        Total      on       Total
                               Loans      Loans     Loans      Loans     Loans      Loans    Loans      Loans    Loans      Loans
                               -----     -----      -----      -----     -----      -----    -----      -----    -----      -----
One-to-four family loans      $  100     61.76%    $  250     74.21%    $  600     83.10%   $1,100     85.22%    $1,100     88.59%

Commercial and commercial
  real estate                  2,256     22.70        285      9.03         44       .66         -         -          -         -

Consumer loans                 1,621     15.54        889     16.76        735     16.24       420     14.78        481     11.41
                              ------    ------     ------    ------     ------    ------    ------    ------     ------    ------

     Total                    $3,977    100.00%    $1,424    100.00%    $1,379    100.00%   $1,520    100.00%    $1,581    100.00%
                              ------    ------     ------    ------     ------    ------    ------    ------     ------    ------
                              ------    ------     ------    ------     ------    ------    ------    ------     ------    ------



Note: In 1997, 1996, and 1995, management made a decision to re-allocate $150,000, $350,000, and $500,000 respectively, to the Allowance on Consumer Loans from the Allowance on One-to-Four Family Loans, as no losses were realized on this portfolio

Management regularly conducts a review of its loan portfolio, write-off experience and adequacy of allowance to maintain the allowance at a level management feels is adequate.









-------------------------------------------------------------------------------

INVESTMENT ACTIVITIES

As a part of its asset/liability management strategy, the Company invests in high quality short- and medium-term investments, including interest-bearing deposits and U.S. government and agency securities and, to a lesser extent, municipal bonds and marketable equity securities.

The following table sets forth the composition of the Company's investment portfolio at the dates indicated. All items in the table are included at fair value:

                                                 Year Ended December 31,
                              --------------------------------------------------------------
                                     1997                  1996                  1995
                              ------------------    -----------------    -------------------
                                Fair       % of       Fair       % of       Fair       % of
                               Value      Total      Value      Total      Value      Total
                              --------    ------    --------    ------    --------    ------
                                                  (Dollars in Thousands)
U.S. Treasury                 $ 11,013      6.71%   $ 14,998      8.68%   $  5,995      2.35%
U.S. government agency          19,991     12.18      34,674     20.06      36,262     14.20
Marketable equity securities       408      0.25       3,741      2.16       3,970      1.55
Municipal bonds                  4,428      2.70         140       .08         186       .07
Corporate bond                       -         -         198      0.11           -         -
FHLMC mortgage-backed
 and related                    58,000     35.33      86,761     50.19     152,767     59.81
GNMA mortgage-backed
 and related                     4,594      2.80       5,008      2.90       9,733      3.81
FNMA mortgage-backed
 and related                    57,513     35.03      17,533     10.14      27,056     10.59
CMO mortgage-related               646      0.39       2,633      1.52      14,614      5.73
                              --------    ------    --------    ------    --------    ------
   Subtotal                    156,593     95.39     165,686     95.84     250,583     98.11

FRB stock                          469       .29           -         -           -         -
FHLB stock                       7,110      4.32       7,190      4.16       4,835      1.89
                              --------    ------    --------    ------    --------    ------
   Total securities
    and stock                 $164,172    100.00%   $172,876    100.00%   $255,418    100.00%
                              --------    ------    --------    ------    --------    ------
                              --------    ------    --------    ------    --------    ------
Average remaining life
 of non-mortgage-backed
 securities                         2.45 years           6.16 years            6.89 years

The composition and contractual maturities of the securities portfolio at December 31, 1997, excluding Federal Reserve Bank (FRB) of Chicago, FHLB of Chicago stock and equity securities, is indicated in the following table.

                                              Due In
                           --------------------------------------------
                           Less than    1 to 5      5 to 10     Over 10     Total
                            1 Year       Years       Years       Years    Securities
                           ---------    -------     -------     -------   ----------
                                             (Dollars in Thousands)
U.S. Treasury               $11,013     $     -     $     -     $     -     $11,013
U.S. government agency            -      19,991           -           -      19,991
Municipal bonds                 973       3,455           -           -       4,428
                            -------     -------     -------     -------     -------
  Total securities          $11,986     $23,446     $     -     $     -     $35,432
                            -------     -------     -------     -------     -------
                            -------     -------     -------     -------     -------
Weighted average yield         6.18%       6.42%          -%          -%        6.33%
                            -------     -------     -------     -------     -------
                            -------     -------     -------     -------     -------

-------------------------------------------------------------------------------

SOURCES OF FUNDS

General

Deposit accounts have traditionally been the principal source of the Company's funds for use in lending and for other general business purposes. In addition to deposits, the Company derives funds from borrowings, loan repayments and cash flows generated from operations. Scheduled loan payments are a relatively stable source of funds, while loan prepayments and deposit flows are greatly influenced by general interest rates, economic conditions, competition and the restructuring occurring in the banking industry. Over the past two years, an additional source of funds has been the securitization of loans which are then classified as securities. The Bank has then sold some of the securities to meet liquidity needs in the payment of deposit withdrawals or the funding of commercial related loan growth. During 1998, additional securitizations are not expected to occur.

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

The primary source of borrowing has been the FHLB of Chicago. The Company has regularly used this as an alternative source of funding. These funds usually provide a cheaper source of borrowing on both a fixed rate and floating rate basis. At December 31, 1997, the Company had outstanding borrowings of $135,000,000 at the FHLB of Chicago. Two additional non-deposit sources of funds which the Company has used during 1997 are the Treasury Tax and Loan
("T T & L") Option Account and the Retail Repurchase Agreement. The T T & L Account enables the U. S. Treasury to keep tax dollars with the Company at a floating interest rate, and the Retail Repurchase Agreement allows customers to lend the Company money which is collateralized by a security that the Bank owns.

DEPOSITS

The Company attracts both short-term and long-term deposits from the Company's primary market area by offering a wide assortment of accounts and rates. The Company offers checking accounts (both interest bearing and non-interest bearing), Preferred and regular money market, savings accounts, fixed interest rate certificates of deposits with varying maturities, and individual retirement accounts.

Deposit account terms vary, according to the minimum balance required, the time period the funds must remain on deposit and the interest rate, among other factors. In March 1995, the Company offered for one day, a certificate promotion in conjunction with the grand opening of its new Schaumburg location. Approximately $69 million was deposited, at a rate of 7.80%. These certificates matured in September 1996, and concurrently, the Company offered a new Preferred Money Market product. The product has been successful, with a rate that is competitive, but significantly lower than 7.80%, which helped the Company's net interest margin to improve during the last quarter of 1996 and throughout 1997.

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

-------------------------------------------------------------------------------

The Company believes that non-certificate accounts can provide relatively low cost funds and accordingly, the Company introduces promotions to attract new checking accounts, and has begun offering new services to make these accounts more desirable such as Telephone Access Banking and Debit Card, both of which have been extensively utilized by the customers.

The following table sets forth the deposit flows experienced by the Company during the periods indicated:

                                                 Year Ended December 31,
                                           -----------------------------------
                                             1997         1996         1995
                                           ---------    ---------    ---------
Deposit balance at January 1               $ 402,090    $ 454,656    $ 409,640
Deposits                                     594,060      646,685      651,760
Withdrawals                                 (641,008)    (721,083)    (627,748)
Interest credited                             16,610       21,832       21,004
                                           ---------    ---------    ---------
Deposit balance at December 31             $ 371,752    $ 402,090    $ 454,656
                                           ---------    ---------    ---------
                                           ---------    ---------    ---------
   Net increase (decrease)                 $ (30,338)   $ (52,566)   $  45,016
                                           ---------    ---------    ---------
                                           ---------    ---------    ---------
Percent increase (decrease)                    (7.55)%     (11.56)%     10.99%
                                           ---------    ---------    ---------
                                           ---------    ---------    ---------



-------------------------------------------------------------------------------

The following table sets forth the dollar amount of deposits in the various types of deposit programs offered by the Company for the periods indicated:

                                                Year Ended December 31,
                               -----------------------------------------------------------
                                      1997                 1996                 1995
                               -----------------    -----------------    -----------------
                                           % of                 % of                 % of
                                Amount    Total      Amount    Total      Amount    Total
                               --------   ------    --------   ------    --------   ------
                                                  (Dollars in Thousands)
Checking accounts              $ 35,265     9.49%   $ 30,556     7.60%   $ 28,845     6.34%

Money market accounts            57,158    15.37      39,446     9.81      11,302     2.49
Saving accounts                  59,562    16.02      66,218    16.47      69,202    15.22
                               --------   ------    --------   ------    --------   ------
  Total non-certificates        151,985    40.88     136,220    33.88     109,349    24.05

Certificates of deposit(1)
  0.00 - 2.99%                       27      .01         185      .05         902      .20
  3.00 - 3.99%                       18      .01         172      .04         676      .15
  4.00 - 4.99%                    5,663     1.52      24,138     6.00      20,403     4.49
  5.00 - 5.99%                  149,140    40.12     138,641    34.48      97,816    21.51
  6.00 - 6.99%                   43,665    11.75      69,172    17.20     112,094    24.65
  7.00 - 7.99%                   14,379     3.86      27,056     6.73     111,782    24.59
  8.00 - 8.99%                    3,218      .87       5,418     1.35       1,586      .35
  9.00 - 9.99%                    3,657      .98       1,088      .27          48      .01
                               --------   ------    --------   ------    --------   ------
    Total certificates          219,767    59.12     265,870    66.12     345,307     75.95
                               --------   ------    --------   ------    --------   ------
      Total deposits           $371,752   100.00%   $402,090   100.00%   $454,656   100.00%
                               --------   ------    --------   ------    --------   ------
                               --------   ------    --------   ------    --------   ------

(1) Certificates of deposit include approximately $8,370,000, $15,786,000, and $17,262,000 at December 31, 1997, 1996, and 1995, respectively, which bear interest at increasing rates over the life of the deposit term. These certificates are included in the table at their current rate, while the Company records interest expense on these certificates on a level-yield basis over the contractual deposit term.

-------------------------------------------------------------------------------

The following table shows rate and maturity information for the Company's certificates of deposit as of December 31, 1997. Approximately $8.4 million of the Company's certificates of deposit bear interest at increasing rates over the life of their contractual maturity term. The Company records interest expense on these certificates on a level-yield basis over their contractual maturity term. The table below details the scheduled maturities of certificates of deposit as follows:

                    1998        1999      2000       2001      2002  Thereafter   Total
                  --------    -------    -------    ------    ------ ---------- --------
                                           (Dollars in Thousands)
0.00 - 2.99%      $     27    $     -    $     -    $    -    $    -     $ -     $     27
3.00 - 3.99%            18          -          -         -         -       -           18
4.00 - 4.99%         3,080      2,090         71       315       103       4        5,663
5.00 - 5.99%       130,380      9,984      6,889     1,244       599      44      149,140
6.00 - 6.99%        13,739      6,867     19,384       942     2,733       -       43,665
7.00 - 7.99%         6,852        687      3,862         2     2,976       -       14,379
8.00 - 8.99%         3,218          -          -         -         -       -        3,218
9.00 - 9.99%         3,536        108         13         -         -       -        3,657
                  --------    -------    -------    ------    ------     ---     --------
                  $160,850    $19,736    $30,219    $2,503    $6,411     $48     $219,767
                  --------    -------    -------    ------    ------     ---     --------
                  --------    -------    -------    ------    ------     ---     --------

The following table indicates the amount of the Company's certificates of deposit by time remaining until maturity as of December 31, 1997.

                                                                 Maturity
                                                  --------------------------------------
                                                  3 Months   3 to 6    6 to 12   Over 12
                                                   or Less    Months    Months    Months    Total
                                                  --------   -------   -------   -------   --------
                                                                (Dollars in Thousands)
Certificates of deposit less than $100,000         $63,074   $33,727   $41,701   $46,228   $184,730

Certificates of deposit of $100,000 or more(1)       9,873     6,456     6,019    12,689     35,037
                                                   -------   -------   -------   -------   --------
  Total certificates of deposit                    $72,947   $40,183   $47,720   $58,917   $219,767
                                                   -------   -------   -------   -------   --------
                                                   -------   -------   -------   -------   --------

(1)  Includes "Jumbo" certificates of $9,860,000.

"Jumbo" certificates are a deposit product for deposits of over $100,000 which carry a rate and term negotiated between the Bank and the depositor at the time of issuance. Not all certificates of deposit with balances in excess of $100,000 are "Jumbos".

For additional information regarding the composition of the Company's deposits, see Note 7 of the "Notes to the Consolidated Financial Statements".

-------------------------------------------------------------------------------
                                     24

BORROWINGS

The Company's other available sources of funds include advances from the FHLB of Chicago and collateralized borrowings. As a member of the FHLB of Chicago, the Company is required to own capital stock in the FHLB of Chicago and is authorized to apply for advances from the FHLB of Chicago. Each FHLB credit program has its own interest rate, which may be fixed or variable, and range of maturities. The FHLB of Chicago may prescribe the acceptable uses for these advances, as well as limitations on the size of the advances and repayment provisions. The Company had $135 million of FHLB advances outstanding at December 31, 1997, secured by residential mortgage loans and a $25 million FNMA mortgage backed security. Additional information regarding borrowings can be obtained in Note 8 of the "Notes to the Consolidated Financial Statements".

The following table sets forth the maximum month-end balance, average balance, and weighted average rates of borrowings for the periods indicated:

                                                    1997       1996      1995
                                                    ----       ----      ----
                                                      (Dollars in Thousands)
Maximum month-end balances
   FHLB advances                                 $ 135,000  $ 135,600  $ 89,500
   Securities sold under repurchase agreement       14,292     16,162       462
   Other                                            10,000     11,187    10,358

Average balances
   FHLB advances                                    71,956     89,630    46,033
   Securities sold under repurchase agreement       12,781     11,683       142
   Other                                             3,497      6,630     1,612

Weighted average rates
   FHLB advances                                      5.99%      5.89%     6.25%
   Securities sold under repurchase agreement         5.22       5.25      5.70
   Other                                              5.30       5.40      5.83





-------------------------------------------------------------------------------
                                      25

                             SUPERVISION AND REGULATION


GENERAL

Financial institutions and their holding companies are extensively regulated under federal and state law. As a result, the growth and earnings performance of the Company can be affected not only by management decisions and general economic conditions, but also by the requirements of applicable state and federal statutes and regulations and policies of the OCC, the FRB, the FDIC, the Internal Revenue Service and state taxing authorities, and the Securities and Exchange Commission (the "SEC"). The effect of such statutes, regulations and policies can be significant, and cannot be predicted with a high degree of certainty.

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

RECENT REGULATORY DEVELOPMENTS

PENDING LEGISLATION

Legislation is pending in the Congress that would allow bank holding companies to engage in a wider range of non-banking activities, including greater authority to engage in securities and insurance activities. The expanded powers generally would be available to a bank holding company only if the bank holding company and its bank subsidiaries remain well-capitalized and well-managed. Additionally, the pending legislation would eliminate the federal thrift charter and merge the FDIC's Bank Insurance Fund ("BIF") and Savings Association Insurance Fund ("SAIF"). At this time, the Company is unable to predict whether the proposed legislation will be enacted and, therefore, is unable to predict the impact such legislation may have on the operations of the Company and the Bank.

THE COMPANY

GENERAL

The Company, as the sole shareholder of the Bank, is a bank holding company. As a bank holding company, the Company is registered with, and is subject to regulation by, the FRB under the BHCA. In accordance with FRB policy, the Company is expected to act as a source of financial strength to the Bank and to commit resources to support the Bank in circumstances where the Company might not do so absent such policy. Under the BHCA, the Company is subject to periodic examination by the FRB and is required to file the FRB periodic reports of its operations and such additional information as the FRB may require.

INVESTMENTS AND ACTIVITIES

Under the BHCA, a bank holding company must obtain FRB approval before: (i) acquiring, directly or indirectly, ownership or control of any voting shares of another bank or bank holding company if, after such acquisition, it would own or control more than 5% of such shares (unless it already owns or controls the


-------------------------------------------------------------------------------
                                      26
majority or such shares); (ii) acquiring all or substantially all of the assets of another bank; or (iii) merging or consolidating with another bank holding company. Subject to certain conditions (including certain deposit concentration limits established by the BHCA), the FRB may allow a bank holding company to acquire banks located in any state of the United States without regard to whether the acquisition is prohibited by the law of the state in which the target bank is located. In approving interstate acquisitions, however, the FRB is required to give effect to applicable state law limitations on the aggregate amount of deposits that may be held by the acquiring bank holding company and its insured depository institution affiliates in the state in which the target bank is located (provided that those limits do not discriminate against out-of-state depository institutions or their holding companies) or which require that the target bank have been in existence for a minimum period of time (not to exceed five years) before being acquired by an out-of-state bank holding company.

The BHCA also prohibits, with certain exceptions, the Company from acquiring direct or indirect ownership or control of more than 5% of the voting shares of any company which is not a bank and from engaging in any business other than that of banking, managing and controlling banks or furnishing services to banks and their subsidiaries. The principal exception to this prohibition allows bank holding companies to engage in, and to own shares of companies engaged in, certain businesses found by the FRB to be "so closely related to banking... as to be a proper incident thereto." Under current regulations of the FRB, the Company and its non-bank subsidiaries are permitted to engage in, among other activities, such banking-related businesses as the operation of a thrift, sales and consumer finance, equipment leasing, the operation of a computer service bureau, including software development, and mortgage banking and brokerage. The BHCA generally does not place territorial restrictions on the domestic activities of non-bank subsidiaries of bank holding companies.

Federal law also prohibits acquisition of "control" of a bank, such as the Bank, or bank holding company, such as the Company, without prior notice to certain federal bank regulators. "Control" is defined in certain cases as acquisition of 10% of the outstanding shares of a bank or bank holding company.

CAPITAL REQUIREMENTS

Bank holding companies are required to maintain minimum levels of capital in accordance with FRB capital adequacy guidelines. If capital falls below minimum guideline levels, a bank holding company, among other things, may be denied approval to acquire or establish additional banks or non-bank businesses.

The FRB's capital guidelines establish the following minimum regulatory capital requirements for bank holding companies: a risk-based requirement expressed as a percentage of total risk weighted assets, and a leverage requirement expressed as percentage of total assets. The risk-based requirement consists of a minimum ratio of total capital to total risk-weighted assets of 8%, at least one-half of which must be Tier 1 capital. The leverage requirement consists of a minimum ratio of Tier 1 capital to total assets of 3% for the most highly rated companies, with minimum requirements of 4% to 5% for all others. For purposes of these capital standards, Tier 1 capital consists primarily of permanent stockholders' equity less intangible assets (other than certain mortgage servicing rights and purchased credit card relationships) and total capital means Tier 1 capital plus certain other debt and equity instruments which do not qualify as Tier 1 capital and a portion of the company's allowance for loan and lease losses.

The risk-based and leverage standards described above are minimum requirements, and higher capital levels will be required if warranted by the particular circumstances or risk profiles of individual banking organizations. For example, the FRB's capital guidelines contemplate that additional capital may be required to take adequate account of, among other things, interest rate risk, or the risks posed by concentrations of credit, nontraditional activities or securities trading activities. Further, any banking organization experiencing or anticipating significant growth would be expected to maintain capital ratios, including tangible capital positions (i.e., Tier 1 capital less all intangible assets), well above the minimum levels.


-------------------------------------------------------------------------------
                                      27

As of December 31, 1997, the Company had regulatory capital, calculated on a consolidated basis, in excess of the FRB's minimum requirements, with a risk-based capital ratio of 15.42% and a leverage ratio of 7.7%.

DIVIDENDS

The FRB has issued a policy statement with regard to the payment of cash dividends by bank holding companies. In the policy statement, the FRB expressed its view that a bank holding company should not pay cash dividends which exceed its net income or which can only be funded in ways that weaken the bank holding company's financial health, such as by borrowing. Additionally, the FRB possesses enforcement powers over bank holding companies and their non-bank subsidiaries to prevent or remedy actions that represent unsafe or unsound practices or violations of applicable statutes and regulations. Among these powers is the ability to proscribe the payment of dividends by banks and bank holding companies. In addition to the restrictions on dividends that may be imposed by the FRB, the General Corporation Law (the "DGCL") allows the Company to pay dividends only out of its surplus (as defined and computed in accordance with the provisions of the DGCL), or if the Company has no such surplus, out of its net profits for the fiscal year in which the dividend is declared and/or the preceding fiscal year.

FEDERAL SECURITIES REGULATION

The Company's common stock is registered with the SEC under the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Consequently, the Company is subject to the information, proxy solicitation, insider trading and other restrictions and requirements of the SEC under the Exchange Act.

THE BANK

GENERAL

The Bank is a national bank, chartered by the OCC under the National Bank Act. The deposit accounts of the Bank are insured by the SAIF of the FDIC, and the Bank is a member of the Federal Reserve System. As a SAIF-insured national bank, the Bank is subject to the examination, supervision, reporting and enforcement requirements of the OCC, as the chartering authority for national banks, and the FDIC, as administrator of the SAIF. The Bank is also a member of the Federal Home Loan Bank System, which provides a central credit facility primarily for member institutions.

DEPOSIT INSURANCE

As an FDIC-insured institution, the Bank is required to pay deposit insurance premium assessments to the FDIC. The FDIC has adopted a risk-based assessment system under which all insured depository institutions are placed into one of nine categories and assessed insurance premiums based upon their respective levels of capital and results of supervisory evaluations. Institutions classified as well-capitalized (as defined by the FDIC) and considered healthy pay the lowest premium while institutions that are less than adequately capitalized (as defined by the FDIC) and considered of substantial supervisory concern pay the highest premium. Risk classification of all insured institutions is made by the FDIC for each semi-annual assessment period.

During the year ended December 31, 1997, SAIF assessments ranged from 0% of deposits to 0.27% of deposits. For the semi-annual assessment period beginning January 1, 1998, SAIF assessment rates will continue to range from 0% of deposits to 0.27% of deposits.

The FDIC may terminate the deposit insurance of any insured depository institution if the FDIC determines, after a hearing, that the institution has engaged or is engaging in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, order, or any condition imposed in writing by, or written agreement with, the FDIC. The FDIC may also suspend deposit insurance temporarily during the hearing process for a permanent termination of insurance of the institution if


-------------------------------------------------------------------------------
                                      28
the institution has no tangible capital. Management of the Company is not aware of any activity, or condition that could result in termination of the deposit insurance of the Bank.

FICO ASSESSMENTS

Since 1987, a portion of the deposit insurance assessments paid by SAIF members has been used to cover interest payments due on the outstanding obligations of the FICO, the entity created to finance the recapitalization of the Federal Savings and Loan Insurance Corporation, the SAIF's predecessor insurance fund. Pursuant to federal legislation enacted September 30, 1996, commencing January 1, 1997 both SAIF members and BIF members became subject to assessments to cover the interest payments on outstanding FICO obligations. Such FICO assessments are in addition to amounts assessed by the FDIC for deposit insurance. Until January 1, 2000, the FICO assessments made against BIF members may not exceed 20% of the amount of the FICO assessments made against SAIF members. Between January 1, 2000 and the maturity of the outstanding FICO obligations in 2019, BIF members and SAIF members will share the cost of the interest on the FICO bonds on a pro rata basis. During the year ended December 31, 1997, the FICO assessment rate for SAIF members was approximately 0.063% of deposits while the FICO assessment rate for BIF members was approximately 0.013% of deposits. During the year ended December 31, 1997, the Bank paid FICO assessments totaling $202,608.

OCC ASSESSMENTS

All national banks are required to pay supervisory fees to the OCC to fund the operations of the OCC. The amount of such supervisory fees is based upon each institution's total assets, including consolidated subsidiaries as reported to the OCC.

CAPITAL REQUIREMENTS

The OCC has established the following minimum capital standards for national banks, such as the Bank: a leverage requirement consisting of a minimum ratio of Tier 1 capital to total assets of 3% for the most highly-rated banks with minimum requirements of 4% to 5% for all others, and a risk-based capital requirement consisting of a minimum ratio of total capital to total risk-weighted assets of 8%, at least one-half of which must be Tier 1 capital. For purposes of these capital standards, Tier 1 capital and total capital consist of substantially the same components as Tier 1 capital and total capital under the FRB's capital guidelines for bank holding companies
(see "--The Company--Capital Requirements").

The capital requirements described above are minimum requirements. Higher capital levels will be required if warranted by the particular circumstances or risk profiles of individual institutions. For example, the regulations of the OCC provide that additional capital may be required to take adequate account of, among other things, interest rate risk or the risks posed by concentrations of credit, nontraditional activities or securities trading activities.

During the year ended December 31, 1997, the Bank was not required by the OCC to increase its capital to an amount in excess of the minimum regulatory requirements. As of December 31, 1997, the Bank exceeded its minimum regulatory capital requirements with a leverage ratio of 7.6% and a risk-based capital ratio of 14.0%.

Federal law provides the federal banking regulators, with broad power to take prompt corrective action to resolve the problems of undercapitalized institutions. The extent of the regulators' powers depends on whether the institution in question is "well-capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized" or "critically undercapitalized." Depending upon the capital category to which an institution is assigned, the regulators' corrective powers include: requiring the submission of a capital restoration plan; placing limits on asset growth and restrictions on activities; requiring the submission of a capital restoration plan; placing limits on asset growth and restrictions on activities; requiring the institution to issue additional capital stock (including additional voting stock) or to be acquired; restricting transactions with affiliates; restricting the interest rate the institution may pay on deposits; ordering a new


-------------------------------------------------------------------------------
                                      29
election of directors of the institution; requiring that senior executive officers or directors be dismissed; prohibiting the institution from accepting deposits from correspondent banks; requiring the institution to divest certain subsidiaries; prohibiting the payment of principal or interest on subordinated debt; and ultimately, appointing a receiver for the institution.

DIVIDENDS

The National Bank Act imposes limitations on the amount of dividends that may be paid by a national bank, such as the Bank. Generally, a national bank may pay dividends out of its undivided profits, in such amounts and at such times as the bank's board of directors deems prudent. Without prior OCC approval, however, a national bank may not pay dividends in any calendar year which, in the aggregate, exceed the bank's year-to-date net income plus the bank's adjusted retained net income for the two preceding years.

The payment of dividends by any financial institution or its holding company is affected by the requirement to maintain adequate capital pursuant to applicable capital adequacy guidelines and regulations, and a financial institution generally is prohibited from paying any dividends if, following payment thereof, the institution would be undercapitalized. As described above, the Bank exceeded its minimum capital requirements under applicable guidelines as of December 31, 1997. Further, the Bank may not pay dividends in an amount which would reduce its capital below the amount required for the liquidation account established in connection with the Bank's conversion from the mutual to the stock form of ownership in 1992. As of December 31, 1997 approximately $20 million was available to be paid as dividends to the Company by the Bank. Notwithstanding the availability of funds for dividends, however, the OCC may prohibit the payment of any dividends by the Bank if the OCC determines such payment would constitute an unsafe or unsound practice.

INSIDER TRANSACTIONS

The Bank is subject to certain restrictions imposed by the Federal Reserve Act on extensions of credit to the Company and its subsidiaries, on investments in the stock or other securities of the Company and its subsidiaries and the acceptance of the stock or other securities of the Company or its subsidiaries as collateral for loans. Certain limitations and reporting requirements are also placed on extensions of credit by the Bank to its directors and officers, to directors and officers of the Company and its subsidiaries, to principal stockholders of the Company, and to "related interests" of such directors, officers and principal stockholders. In addition, federal law and regulations may affect the terms upon which any person becoming a director or officer of the Company or one of its subsidiaries or a principal stockholder of the Company may obtain credit from banks with which the Bank maintains a correspondent relationship.

SAFETY AND SOUNDNESS STANDARDS

The federal banking agencies have adopted guidelines which establish operational and managerial standards to promote the safety and soundness of federally insured depository institutions. The guidelines set forth standards for internal controls, information systems, internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, compensation, fees and benefits, asset quality and earnings. In general, the guidelines prescribe the goals to be achieved in each area, and each institution will be responsible for establishing its own procedures to achieve those goals. If an institution fails to comply with any of the standards set forth in the guidelines, the institution's primary federal regulator may require the institution to submit a plan for achieving and maintaining compliance. The preamble to the guidelines states that the agencies expect to require a compliance plan from an institution whose failure to meet one or more of the guidelines is of such severity that it could threaten the safety and soundness of the institution. Failure to submit an acceptable plan, or failure to comply with a plan that has been accepted by the appropriate federal regulator, would constitute grounds for further enforcement action.


-------------------------------------------------------------------------------
                                      30

BRANCHING AUTHORITY

National banks headquarters in Illinois, such as the Bank, have the same branching rights in Illinois as banks chartered under Illinois law. Illinois law grants Illinois-chartered banks the authority to establish branches anywhere in the State of Illinois, subject to receipt of all required regulatory approvals.

Effective June 1, 1997 (or earlier if expressly authorized by applicable state law), the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "Riegle-Neal Act") allows banks to establish interstate branch networks through acquisitions of other banks, subject to certain conditions, including certain limitations on the aggregate amount of deposits that may be held by the surviving bank and all of its insured depository institution affiliates. The establishment of de novo interstate branches or the acquisition of individual branches of a bank in another state (rather than the acquisition of an out-of-state bank in its entirety) is allowed by the Riegle-Neal Act only if specifically authorized by state law. The legislation allows individual states to "opt-out" of certain provisions of the Riegle-Neal Act by enacting appropriate legislation prior to June 1, 1997. Illinois has enacted legislation permitting interstate mergers beginning on June 1, 1997, subject to certain conditions, including a prohibition against interstate mergers unless any Illinois bank involved has been in existence and continuous operation for more than five years.

FEDERAL RESERVE SYSTEM

FRB regulations, as presently in effect, require depository institutions to maintain non-interest earning reserves against their transaction accounts (primarily NOW and regular checking accounts), as follows: for transaction accounts aggregating $47.8 million or less, the reserve requirement in 3% of total transaction accounts; and for transactions accounts aggregating in excess of $47.8 million, the reserve requirement is $1,434,000 plus 10% of the aggregate amount of total transaction accounts in excess of $47.8 million. The first $4.7 million of otherwise reservable balances are exempted from the reserve requirements. These reserve requirements are subject to annual adjustment by the FRB. The Bank is in compliance with the foregoing requirements.

EMPLOYEES

At December 31, 1997, the Company had a total of 119 full-time employees and 39 part-time employees. None of the Company's employees are represented by any collective bargaining group.


-------------------------------------------------------------------------------
                                      31

EXECUTIVE OFFICERS OF THE COMPANY

The executive officers of the Company, each of whom is currently an executive officer of the Bank, are identified below. The executive officers of the Company are elected annually by the Company's Board of Directors. The Bank has entered into change of control agreements with the executive officers named below.


                           Position With
Name                       Holding Company                               Position with Bank
-------------------------------------------------------------------------------------------------------
Larry G. Gillie            President and Chief Executive         President and Chief
                             Officer                               Executive Officer

R. Kennedy Alger           Executive Vice-President              Executive Vice President and
                                                                   Senior Lending Officer

Paul A. Larsen             Senior Vice-President, Treasurer      Senior Vice President,
                             Chief Financial Officer, and          Treasurer, Chief Financial
                             Corporate Secretary                   Officer and Corporate Sec'y

Allen J. Bishop            Senior Vice-President                 Senior Vice President, Marketing

Lawrence J. Schmidt        Senior Vice-President                 Senior Vice President, Administrative

Joseph H. Tillotson        Senior Vice-President                 Senior Vice President,  Retail Banking

Vernon J. Wiggenhauser     Senior Vice-President                 Senior Vice President, Operations


Larry G. Gillie, age 57, became the Company's President and Chief Executive Officer on March 1, 1994. Until that time, he had been the Company's Executive Vice President since its formation. He also became the President and Chief Executive Officer of the Bank on March 1, 1994, after having served as the Executive Vice President of the Bank since January 17, 1990. Mr. Gillie joined the Bank in 1987. Prior to joining the Bank, Mr. Gillie was the President of Northbrook Bank, Northbrook, Illinois, from 1979 to 1986.

R. Kennedy Alger, age 51, joined the Company and the Bank in August 1997, as Executive Vice-President and Senior Loan Officer. Mr. Alger has over 28 years of Commercial Banking experience, serving as either a Senior Loan Officer or Community Bank President for the last 20 years.

Paul A. Larsen, age 48, joined the Company in March 1995 as Senior Vice-President, Chief Financial Officer and Treasurer, and serves in a similar capacity for the Bank. Mr. Larsen has over 25 years of financial management and treasury operations experience within the Commercial Banking environment.

Allen J. Bishop, age 50, was named Senior Vice-President of the Company and the Bank in March 1995. He joined the Bank in August 1992 as Marketing Manager. Mr. Bishop has over 23 years experience in bank marketing and advertising.

Lawrence J. Schmidt, age 45, joined the Company and the Bank in November 1995 as Senior Vice-President, Administrative Manager. Mr. Schmidt has 20 years experience in a commercial bank environment, with emphasis on commercial lending, loan review and strategic planning.

Joseph H. Tillotson, age 53, was named a Senior Vice-President of the Company and the Bank in March 1995. He joined the Bank in March 1993 as Lending Manager. Since June 1997, Mr. Tillotson has been


-------------------------------------------------------------------------------
                                      32
managing all of Retail Banking. Mr. Tillotson has over 27 years of lending and operations experience in banking.

Vernon J. Wiggenhauser, age 54, joined the Company and the Bank in June 1997 as Senior Vice-President of Bank Operations. Mr. Wiggenhauser has 26 years experience in Commercial Banking operations and financial control administration.

ITEM 2.   PROPERTIES

The Company owns the building and land for its headquarters which is located at 749 Lee Street, Des Plaines, Illinois, and which opened in 1954. At December 31, 1997, this property had 19,575 square feet and a net book value of approximately $2.8 million. The Company also owns the land for its employee parking lot located at 761 Graceland Street, Des Plaines, Illinois.

In March, 1994, the Company acquired the Arlington Heights branch of the former Irving Federal Bank, F.S.B. from the Resolution Trust Corporation. The building contains approximately 14,260 square feet. At December 31, 1997, the net book value of the land and the building was approximately $2.6 million.

In March of 1995, the Company opened its new branch office in Schaumburg, Illinois. The office has approximately 9,800 square feet of space and is situated on a 1.6 acre parcel. At December 31, 1997 the net book value of the land and the building was approximately $2.8 million.

On February 12, 1998, the Company entered into a lease arrangement for 2,100 square feet at 1771 North Richmond Road, McHenry, Illinois. The term of the lease is five years with two additional five year options. The location houses the Mortgage Center.

ITEM 3.   LEGAL PROCEEDINGS

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

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the quarter ended December 31, 1997.


-------------------------------------------------------------------------------
                                      33

                                    PART II

Item 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
         SECURITY HOLDER MATTERS

As of March 6, 1998, there were approximately 640 holders of record of CoVest Bancshares, Inc. Common Stock, and an estimated 1,700 holders of its stock in "street name."

The Common Stock of CoVest Bancshares, Inc. is traded on the National Association of Securities Dealers Automated Quotation (Nasdaq) National Market System under the symbol COVB.

The table below shows the reported high and low sales prices and dividends (split adjusted) during the periods indicated. The Common Stock began trading on June 30, 1992.


 1997        Dividend   High        Low         1996        Dividend   High         Low
1st Qtr.      $.0667   $12.17      $11.17      1st Qtr.      $.0444   $ 9.78       $ 9.33
2nd Qtr.      $.0667   $12.67      $11.33      2nd Qtr.      $.0667   $11.75       $ 9.61
3rd Qtr.      $.0667   $16.17      $12.25      3rd Qtr.      $.0667   $11.67       $10.83
4th Qtr.      $.08     $18.00      $16.00      4th Qtr.      $.0667   $11.67       $11.00

Year end closing price =    $16.50                     Year end closing price =    $11.50


The Annual Meeting of Stockholders of CoVest Bancshares, Inc. will be held at 10:00 a.m. on Tuesday, April 28, 1998 at the following location:

                              Casa Royale
                              783 Lee Street
                              Des Plaines, Illinois 60016

Stockholders are welcome to attend.

Investor information is available without charge by writing to Larry G. Gillie, President, or Paul A. Larsen, Senior Vice President and Treasurer, at the corporate office:

                              CoVest Bancshares, Inc.
                              749 Lee Street
                              Des Plaines, Illinois 60016
                              (847) 294-6500


-------------------------------------------------------------------------------

 The following companies make a market in COVB Common Stock:

     Stifel Nicolaus & Co., Inc            Howe Barnes Investments, Inc.
     ABN AMRO Chicago Corporation          Herzog, Heine, Geduld, Inc.
     Chicago Capital, Inc.


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

Inquiries regarding stock transfer, registration, lost certificates or changes in name and address should be directed to the stock transfer agent and registrar by writing:

     Harris Trust and Savings Bank
     Shareholder Communications Team
     P.O. Box A 3504
     Chicago, Illinois 60690-3504
     (312) 360-5201

     Corporate Office:     CoVest Bancshares, Inc.
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

     Independent Auditor:  Crowe, Chizek and Company LLP
                           One Mid America Plaza  Suite 800
                           Oak Brook, Illinois 60522

     Internet address:     http://www.covestbanc.com

     CoVest Banc Offices:
                           749 Lee Street
                           Des Plaines, Illinois 60016
                           (847) 294-6500

                           770 W. Dundee Road
                           Arlington Heights, Illinois 60004
                           (847) 577-8100

                           2601 W. Schaumburg Road
                           Schaumburg, Illinois 60194
                           (847) 798-2800

                           1771 N. Richmond Rd.
                           McHenry, Illinois 60050
                           (800) 995-6750

-------------------------------------------------------------------------------
                                      35

Item 6.    SELECTED FINANCIAL DATA


SELECTED CONSOLIDATED FINANCIAL INFORMATION


December 31,                                1997        1996        1995        1994        1993
                                          --------    --------    --------    --------    --------
                                                           (Dollars in Thousands)
Selected financial condition data
   Total assets                           $582,722    $541,169    $622,500    $523,213    $394,122
   Loans receivable (net)                  377,509     338,545     331,017     346,960     244,604
   Total investments                       164,172     172,876     255,418     152,471     138,235
   Non-earning assets                       17,571      16,911      18,716      17,006       8,479
   Deposits                                371,752     402,090     454,656     409,640     327,127
   Other borrowings                        151,956      78,690      97,835      47,000           -
   Non-interest bearing liabilities         10,720      10,445      12,332       9,726       6,836
   Stockholders' equity(1)                  48,294      49,944      57,678      56,847      60,159

Selected operations data
   Total interest income                    39,364      42,377      40,854      30,749      28,739
   Total interest expense                   23,914      29,241      26,727      16,314      13,754
   Net interest income                      15,450      13,136      14,127      14,435      14,985
   Provision for possible loan losses        4,072       1,397         644         360         120
                                          --------    --------    --------    --------    --------

   Net interest income after provision      11,378      11,739      13,483      14,075      14,865
   Total non-interest income                 3,672       4,241       1,217       1,020         569
   Special SAIF assessment                       -       3,033           -           -           -
   Total non-interest expense               11,305      10,818      10,722       9,490       7,928
                                          --------    --------    --------    --------    --------

   Income before income tax expense          3,745       2,129       3,978       5,605       7,506
   Income tax expense                        1,135         540       1,367       1,985       2,514
                                          --------    --------    --------    --------    --------

   Net income                             $  2,610    $  1,589    $  2,611    $  3,620    $  4,992
                                          --------    --------    --------    --------    --------
                                          --------    --------    --------    --------    --------


(1) Under applicable provision of the Internal Revenue Code, the Company deducted for tax purposes loan loss provisions which exceeded its financial statement loan loss provisions. Accordingly, retained earnings at December 31, 1997 included approximately $9.3 million for which no liability for federal taxes has been recorded.


-------------------------------------------------------------------------------
                                      36

SELECTED FINANCIAL RATIOS AND OTHER DATA


Year Ended December 31;                                   1997        1996        1995        1994        1993
                                                          ----        ----        ----        ----        ----
                                                                         (Dollars in Thousands)
Performance ratios:
   Return on assets (ratio of net income to
     average total assets)                                0.48%       0.26%       0.46%       0.80%       1.29%

   Interest rate spread information
     Average during year                                  2.42        1.72        2.08        2.78        3.25
     End of year                                          2.52        2.41        1.86        2.63        2.33

   Interest margin                                        2.94        2.22        2.59        3.28        3.98

   Ratio of operating expenses to average
     total assets                                         2.08        2.29        1.90        2.10        2.05

   Ratio of net interest income to non-interest
     expenses                                             1.37x       0.95x       1.32x       1.52x       1.89x

   Basic earnings per share                              $0.61       $0.34       $0.51       $0.67       $0.83

   Diluted earnings per share                             0.58        0.32        0.50        0.65        0.80

   Return on stockholders' equity (ratio of
     net income to average equity)                        5.40%       2.94%       4.67%       6.13%       8.12%

   Dividend payout ratio                                 47.70       82.22       40.30       37.93       91.74

Asset quality ratios:
   Non-performing assets to total assets at
     end of year                                          0.22        0.16        0.11        0.04        0.11

   Allowance for possible loan losses to
     non-performing loans                                 3.05x       1.66x       2.02x       7.60x       3.77x

Capital ratios:
   Stockholders' equity to total assets at
     end of year                                          8.29%       9.23%       9.27%      10.86%      15.26%

   Average stockholders' equity to
     average assets                                       8.88        8.92        9.92       13.05       15.95

Ratio of average interest-earning assets to
  average interest-bearing liabilities                    1.12x       1.10x       1.11x       1.14x       1.20x

Other data
   Facilities
   Number of full-service offices                            3           3           3           2           1
   Number of mortgage centers                                1           0           0           0           0


-------------------------------------------------------------------------------

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL OVERVIEW

The Company's assets increased 8% to $582.7 million as of December 31, 1997, from $ 541.2 million at December 31, 1996. Management of the Company has undertaken a restructuring of the balance sheet from that of a traditional thrift to that of a full service commercial bank. Commercial type lending increased by $55.6 million during 1997. Commercial real estate loans increased by $35.5 million, followed by increases of $7.1 million in construction lending, $5.4 million in commercial lending, $4.2 million in commercial leases and $3.6 million in multi-family lending.

For the year ended December 31, 1997, the Company earned $2.6 million, an increase from 1996. This increase occurred even after the Company recorded a $2.4 million provision for loan losses in the fourth quarter of 1997. In keeping with the restructuring of the balance sheet and the recent conversion of CoVest Banc from a thrift to a commercial bank, the Company reevaluated its methodology in providing for possible loan losses. Changes in loan portfolio mix, rescoring of the credit card loan portfolio, and the recent levels of loan loss experience were the driving considerations behind the decision.

STOCK REPURCHASE PROGRAM AND DIVIDENDS

On December 1, 1997, the Company effected a three-for-two stock split. This is the second stock split declared in the last two years. The regular dividend rate of $.08 per share post-split was paid to stockholders during the fourth quarter of 1997. The Company paid regular quarterly dividends during 1997, with the first three quarters being $.0667 post-split. The Company has also announced an $.08 per share dividend payable March 31, 1998, to shareholders of record on March 16, 1998.

The Company announced its 10th stock repurchase plan on January 27, 1997 for 100,000 shares pre-split. This was completed on June 12, 1997. On June 24, 1997, the Company announced its 11th stock repurchase plan, which enabled the Company to repurchase up to 100,000 pre-split shares in the open market or through privately negotiated transactions. That repurchase plan was also completed. The 12th stock repurchase plan was announced on October 28, 1997, and enables the Company to repurchase up to 150,000 post-split shares in the open market or through privately negotiated transactions. As of December 31, 1997, 42,075 post-split shares had been repurchased.

GENERAL

On June 30, 1992, the Bank converted from a federally chartered mutual savings bank to a federally chartered stock savings bank. The Bank issued all of its common stock to the Company, and concurrently, the Company issued 3,220,000 shares of Common Stock at $10 per share, pre-split, all pursuant to a plan of conversion (the 'Conversion'). As part of the Conversion, proceeds were used to purchase the stock of the Bank. In August, 1997 the Bank was converted to a national bank.

The Company's business activities currently consists of ownership of the Bank, and investments in other debt and equity securities. The Bank's principal business activities consist of attracting deposits from the public and investing these deposits, together with funds generated from operations and borrowings, primarily in loans secured by mortgages on one-to-four family residences, consumer loans, commercial real estate and commercial loans, securities and mortgage-backed securities. The Bank's deposit accounts are insured to the maximum allowable by the Federal Deposit Insurance Corporation (the 'FDIC').

The Bank's results of operations are dependent primarily on net interest income, which is the difference between the interest earned on its loans and mortgage-backed securities and other securities portfolios, and the interest paid on deposits and borrowed funds. The Bank's operating results are also affected, to a lesser

-------------------------------------------------------------------------------
extent, by loan commitment fees, deposit related charges and other income. Operating expenses of the Bank include employee compensation and benefits, equipment and occupancy costs, federal deposit insurance premiums and other administrative expenses.

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

The following information for the Company is presented on a consolidated basis. Except as the context otherwise requires, references to the "company" refer to the Company, the Bank, and the Bank's subsidiary, CoVest Investments, Inc. The discussion and analysis that follows should be read in conjunction with the financial statements, notes, and tables presented herein. The information provided below has been rounded in order to simplify presentation. However, ratios and percentages are calculated using the detailed financial information.

BUSINESS STRATEGY

The key components of management's strategy are as follows:

BALANCE SHEET STRUCTURE AND INTEREST RATE RISK MANAGEMENT

Management of the Company has undertaken a restructuring of the balance sheet from that of a traditional thrift to that of a full service commercial bank. As part of this effort, in December 1995, management securitized with FHLMC, the conforming portfolio of 15 and 30 year fixed rate single family residential mortgage loans totaling approximately $116 million. This was completed at a time when the slope of the yield curve was relatively flat. The addition of long term fixed rate loans at this time would add to the risk associated with rising rates. The Company had 73% of its balance sheet invested in fixed rate assets, many of which had long term maturities.

In 1996, the Company sold over $93 million of these securitized 15 and 30 year fixed rate mortgage-backed securities and replaced most of those fixed rate assets with shorter term floating rate instruments. In the process of completing this restructuring, the Company generated net gains of over $2.6 million, or approximately $1.5 million after related taxes. In December of 1996, the Company securitized another $61 million in fixed rate long-term mortgages and seven to ten year balloon mortgages, again with the FHLMC. These securities were classified as available-for-sale mortgage backed securities. Some of these were sold in 1997 to reduce interest rate risk and provide additional funding for commercial related loans. Finally, in 1997, the Company securitized $17.8 million, the residential fixed rate mortgages that were not scheduled to reprice in the next five years. In 1998, the Company opened its first mortgage center. This mortgage center is located in McHenry, Illinois, and will house mortgage loan sales and production function. This group will concentrate on mortgage loan originations and sales. It is anticipated that all loans will be sold on a service release basis to mortgage buyers for which the Company will receive a fee and have no additional rights.

These changes will allow the Company to concentrate on filling the void left by the consolidation of competing financial institutions in its marketplace and to serve, "on a timely basis", those commercial lending customers who may need a commercial loan, a commercial real estate loan, a construction loan or multi-family loan. The Company's ability to serve this market helped to expand the commercial related portfolio by $55.6 million during 1997. Most of this increase came in commercial real estate loans which increased by $35.5 million, followed by increases of $7.1 million in construction lending, $5.4 million in commercial lending, $4.2 million in commercial leases and $3.6 million in multi-family lending.

-------------------------------------------------------------------------------

Changing the Bank's name in June, 1997 from First Federal Bank to CoVest Banc and changing the Bank's charter affiliation in August, 1997 from a thrift to a national bank helped attract customers who may not have previously associated with First Federal Bank because of the perception that we were a savings and loan whose core business revolved around first mortgages to the retail sector.

Total deposits decreased 8% to $371.8 million from $ 402.1 million at December 31, 1996. The deposit base of the organization is also undergoing a transformation. In 1996, the Company offered a Preferred Money Market account with a competitive rate tied to the weekly 91-day treasury bill auction. The marketplace responded positively as the growth in this deposit type alone increased by 57% over the ending balance in 1996.

The Company continues to strive to build the volume of non-interest bearing checking accounts coupled with a "direct deposit" function. This transaction account is another core account of a community bank. From the Company's perspective it also helps improve non-interest income and will help to improve the net interest margin. The Company offers promotions to attract new checking accounts and provides additional services to make these accounts more desirable. These services include telephone banking and a Debit Card that can be used as a credit card or at automated teller machines for the withdrawal or deposit of money.

Certificates of deposit have declined from $265.9 million at December 31, 1996 to $219.8 on December 31, 1997. This decline may be attributed, in part, to the transfer of funds to more attractive Preferred Money Market Accounts.

In setting rates, the Company regularly evaluates (i) its investment and lending opportunities, (ii) its internal cost of funds, (iii) the rates being offered by competing institutions and (iv) its liquidity position. In order to decrease the volatility of its deposits, the Company imposes penalties on early withdrawal on its certificates of deposit. The Company does not have any brokered deposits and does not intend to accept or solicit such deposits at the current time. The decline in overall deposits has been augmented by additional borrowings at the Federal Home Loan Bank of Chicago ("FHLB") where funds can be competitively purchased in the wholesale market in large dollar amounts. Fifty million of these additional borrowings are for an arbitrage. The arbitrage was begun in late November 1997, using the FHLB borrowings that mature in late 1998 to fund two large mortgage backed security pools and is projected to have an average spread of 72 basis points.

At December 31, 1997, total non-performing assets amounted to $ 1.3 million, or 0.35% of net loans receivable compared to $ 856,000, or 0.25% of net loans receivable at December 31, 1996.

At December 31, 1997, the allowance for loan losses amounted to almost $4 million, or 305% of non-performing loans as compared to a 166% coverage at December 31, 1996.

Stockholders' equity in CoVest Bancshares, Inc. totaled $48 million at December 31, 1997. The number of common shares outstanding was 4,365,761 and the book value per common share outstanding was $11.06 as of December 31, 1997. Approximately 108,000 shares remained to be repurchased under the current stock repurchase program.

COMPARISON OF OPERATING RESULTS FOR THE YEARS ENDED DECEMBER 31, 1997 AND DECEMBER 31, 1996

GENERAL

Net income for the year ended December 31, 1997 was $2,610,000 compared to $1,589,000 for the year ended December 31, 1996, an increase of 64%. During 1996, the one-time special assessment of $3,033,000, pre-tax, was incurred to recapitalize SAIF. This non-recurring charge was offset by net gains on the sales of securities of approximately $2.6 million, or $1.5 million, after related taxes. Without the effect of these non-recurring items, net income for 1996 would have been $3,465,000.

-------------------------------------------------------------------------------

In the fourth quarter of 1997, the Company reevaluated its methodology in providing for possible loan losses. The Company evaluated its loan mix, rescored its credit card portfolio, assessed its recent loan loss experience, and decided to provide an extra $2.4 million in loan loss provision during the quarter. This resulted in a net loss for the three months ended December 31, 1997 of $735,000, compared to net income of $605,000 for the comparable period in 1996.

Returns on average assets and average equity during 1997 were 0.48% and 5.40%, respectively, compared to 0.26% and 2.94% in 1996.

CoVest Bancshares, Inc. had earnings of 61 cents per share (basic) for the full year of 1997. This compares with 34 cents per share (basic) for the comparable period in 1996.

INTEREST INCOME

Interest income for 1997 decreased by over $3 million from 1996. The balance sheet averaged $67 million less in average earning assets when compared to 1996. Mortgage backed securities showed the largest decrease in interest income as the volume declined by $66.3 million. The volume of securities also decreased by over $10 million. Some of this decrease was offset by the average increase in volume for loans of $7.7 million. The overall yield on earning assets increased 34 basis points, from 7.15% in 1996 to 7.49% in 1997.

INTEREST EXPENSE

The interest expense for the same periods declined from $29.2 million in 1996 to $23.9 million in 1997. This $5.3 million decline in funding costs resulted from a decrease in volume of over $67 million and reduced interest costs of 36 basis points.

Overall this resulted in net interest income increasing by over 17% or $2.3 million. The interest rate spread and margin averaged 2.42% and 2.94%, respectively, during 1997, a 70 and 72 basis point increase from 1.72% and 2.22%, respectively, during 1996. This represented increases of 41% in interest rate spread and 32% in net interest margin growth. In the current interest rate environment, management expects margins to increase from the 1997 levels as the loan composition of commercial and commercial real estate loans become a larger percentage of the overall loan portfolio and asset mix.

PROVISION FOR POSSIBLE LOAN LOSSES

The provision for possible loan losses increased from $1,397,000 for 1996 to $4,072,000 in 1997. This increase of almost $2.7 million was the result of the Company's decision to provide an extra $2.4 million in loan loss provision during the fourth quarter of 1997, after evaluating its loan mix, rescoring its credit card portfolio, and reviewing its recent loan loss experience. Nationally, as well as in the Bank's portfolio, credit losses from bankruptcy continue to increase, many having no prior evidence of delinquency. In 1997, bankruptcies accounted for over $624,000 in losses alone. Current bankruptcy laws continue to hurt providers of credit cards. The commercial related loan portfolio that represents commercial, commercial real estate, construction and multi-family lending increased in total volume by almost $52 million during 1997, or almost 220% in one year.

NON-INTEREST INCOME

Non-interest income, excluding gains from sales of securities and a non-recurring death benefit of $187,000, increased 32%, or almost $548,000 from 1996. An increase in loan charges and servicing fees of $311,000 and deposit related charges and fees of $257,000 led the way. With the addition of the mortgage center it is anticipated that all loans will be sold on a service released basis to mortgage buyers for which the Bank will receive a commission.

-------------------------------------------------------------------------------

NON-INTEREST EXPENSE

Other operating expenses increased by only 4.5% or $487,000, excluding the special 1996 FDIC assessment. The largest increase came in salaries and benefits that jumped $563,000 or 11.6%. Additional staff has been added to serve both the commercial and retail customer in providing prompt loan and deposit related request responses. Advertising expenses increased by over 92% during 1997, as the Company heralded the new name of CoVest and its entrance into commercial banking. Finally, data processing expenses increased as the Company converted its main frame operations during the third and fourth quarters of 1997, in order to offer new deposit and loan related products and serve more transaction deposit accounts. These expenses were offset by a decrease in federal deposit insurance premium expenses of $859,000. In 1998, operating expenses related to the new mortgage center operation will be incurred, and sales commission expenses will increase as production volume grows.

COMPARISON OF OPERATING RESULTS FOR THE YEARS ENDED DECEMBER 31, 1996 AND DECEMBER 31, 1995

GENERAL

Net income for the year ended December 31, 1996, was $1,589,000 compared to $2,611,000 for the year ended December 31, 1995, a decrease of $1,022,000 or 39.1 %. This decrease included the one-time special assessment to re-capitalize the SAIF, in the amount of $3,033,000, pre-tax. This non-recurring charge was offset by net gains on the sales of securities of approximately $2.5 million, or $1.5 million, after related taxes.

During 1995, two non-recurring items were recorded. They were $271,000 for the estimated unfunded liability of the Defined Benefit Plan, and $124,000 for compensation to former officers, less related taxes.

Without the effect of these non-recurring items, net income for 1996 would have been $3,465,000, compared to $2,852,000 for 1995, an increase of $615,000 or 21.6%. This increase can be attributed to gains on sales of securities and increases in other non-interest income of $3,025,000, offset by a decrease in net interest income of $990,000, an increase in the provision for possible loan losses of $753,000, an increase in non-interest expense of $464,000, and increase in taxes of $206,000, (prior to the tax effect on the non-recurring items.)

INTEREST INCOME

Interest income increased by $1,523,000 or 3.7% to $42,377,000 for the year ended December 31, 1996 as compared to $40,854,000 for the year ended December 31, 1995, even though the yield on average earning assets decreased 34 basis points to 7.15% for 1996, as compared to a 7.49% yield for 1995.

Contributing to the decrease in yield was the restructuring of the balance sheet, which resulted in a greater amount of adjustable rate mortgage-backed securities as compared to last year. Management began to convert those securities to higher yielding loans. During 1996, the Company started operating a new Commercial Lending Department in an attempt to have those types of loans become an increasing portion of the total loan portfolio.

INTEREST EXPENSE

Interest expense increased by $2,514,000 or 9.4 % to $29,241,000 for the year ended December 31, 1996 as compared to $26,727,000 for the year ended December 31, 1995. This increase was attributed primarily to an increase in the average amount of borrowed money, from $47,800,000 for 1995, to $107,900,000 for 1996. The cost of total interest-bearing liabilities remained constant, at 5.43% for 1996 and 1995.

-------------------------------------------------------------------------------

The following table illustrates the decrease in costs of average interest-bearing liabilities the Company experienced for each quarter of 1996. During September 1996, the maturity of $69 million in certificates of deposit took place.


                                                  FOR THE INDICATED
                                                   QUARTER OF 1996
                                         1st       2nd       3rd       4th
                                        -----     -----     -----     -----
Cost of Average Interest-Bearing
   Liabilities                          5.56%     5.50%     5.45%     5.11%


PROVISION FOR POSSIBLE LOAN LOSSES

The provision for possible loan losses totaled $1,397,000 for the year ended December 31, 1996, compared to $644,000 for the year ended December 31, 1995. Of this $753,000, or 116.9% increase, $242,000 was related to new commercial real estate loans, for which the Company established a provision for possible losses at the time the loans are recorded. The balance of this increase resulted from a decision by management to increase the loan loss allowance in light of higher write-off experience on credit cards. The Company, and the banking industry as a whole, began to see more credit card charge-offs resulting from personal bankruptcies. For the year ended December 31, 1996, 42% of all of the charge-offs experienced by the Company were related to personal bankruptcies. Management regularly conducts a review of its loan portfolio, write-off experience and adequacy of allowance.

NET INTEREST INCOME AFTER PROVISION FOR POSSIBLE LOAN LOSSES

Net interest income after provision for possible loan losses decreased by $1,743,000 or 12.9% to $11,739,000 for the year ended December 31, 1996 as compared to $13,483,000 for the year ended December 31, 1995. The average net interest rate spread for 1996 was 1.72%, compared to 2.06% for 1995.

NON-INTEREST INCOME

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

NON-INTEREST EXPENSE

Non-interest expense was $13,852,000 for 1996, compared to $10,722,000 for 1995, an increase of $3,131,000 or 29.2%. In 1995, there were two non-recurring items recorded. They were $271,000 for the estimated unfunded liability of the Defined Benefit Plan, and $124,000 for compensation to former officers, less related taxes. During 1996, a non-recurring expense was recorded for $30,000, representing the final unfunded liability as a result of the termination of the Defined Benefit Plan. The final determination was higher than anticipated due to a decrease in interest rates between the termination announcement date of January 5, 1995, and the date the final distribution was made on May 29, 1996. Also recorded in 1996, was $3,033,000 for the one-time assessment to re-capitalize the SAIF insurance fund, at 65.7 basis points. Without giving consideration to these items, non-interest expense increased $344,000 or 3.3%, from $10,327,000 for 1995, to $10,671,000 for 1996. Most of this increase was attributed to the operation of the Schaumburg location, opened in March of 1995.

-------------------------------------------------------------------------------

NET INTEREST INCOME ANALYSIS

The following table presents, for the periods indicated, the total dollar amount of interest income from average interest-earning assets and the resultant yields, as well as interest expense on average interest-bearing liabilities, expressed both in dollars and rates.


                                                                      Year Ended December 31,
                                   ------------------------------------------------------------------------------------------------
                                                1997                            1996                              1995
                                   -----------------------------   -----------------------------     ------------------------------
                                   Average    Interest             Average    Interest               Average    Interest
                                    Annual     Earned/    Yield/    Annual     Earned/    Yield/      Annual     Earned/     Yield/
                                   Balance      Paid       Rate    Balance      Paid       Rate      Balance      Paid        Rate
                                   -------      ----       ----    -------      ----       ----      -------      ----        ----
                                                                       (Dollars in Thousands)
Interest-earning assets
   Loans receivable               $357,467    $28,186       7.89%  $349,790    $27,238       7.79%    $395,159   $31,145       7.88%
   Mortgage-backed
     and related securities         99,891      7,018       7.03    166,106     10,135       6.10       74,252      4,827      6.50
   Securities                       58,150      3,723       6.40     68,163      4,443       6.52       67,311      4,305      6.40
   Other investments                10,321        437       4.23      8,806        561       6.37        8,582        577      6.73
                                  --------    -------      -----   --------    -------      -----     --------   --------      ----
       Total interest-
         earning assets            525,829     39,364       7.49    592,865     42,377       7.15      545,304     40,854      7.49
Non-interest
  earning assets                    18,713                           12,241                             18,293
                                  --------                         --------                           --------
   Total assets                   $544,542                         $605,106                           $563,597
                                  --------                         --------                           --------
                                  --------                         --------                           --------
Interest-bearing liabilities
   Savings account                $ 62,297    $ 1,574       2.53%  $ 68,666    $ 1,717       2.50%    $ 70,795    $ 1,771      2.50%
   NOW account                      21,798        390       1.79     21,889        391       1.79       23,897        414       1.73
   Money Market                     50,372      2,439       4.84     19,515        804       4.12       11,188        332       2.97
   Certificates                    248,676     14,347       5.77    320,735     19,990       6.23      338,728     21,193       6.26
   FHLB advances                    71,956      4,308       5.99     89,630      5,368       5.99       46,033      2,915       6.33
   Other borrowed money             16,278        856       5.26     18,313        971       5.30        1,754        102       5.82
                                  --------    -------      -----   --------    -------      -----     --------   --------      ----
       Total interest-bearing
         liabilities               471,377     23,914       5.07    538,748     29,241       5.43      492,395     26,727       5.43
Other liabilities                   24,824                           12,367                             15,302
                                  --------                         --------                           --------
   Total liabilities               496,201                          551,115                            507,697
Stockholders' equity                48,341                           53,991                             55,900
                                  --------                         --------                           --------
   Total liabilities and
     stockholders' equity         $544,542                         $605,106                           $563,597
                                  --------                         --------                           --------
                                  --------                         --------                           --------
Net interest income                          $ 15,450                         $ 13,136                           $ 14,127
Net interest rate spread                                    2.42%                            1.72%                             2.06%
Net earning assets                $ 54,452                         $ 54,117                           $ 52,909
Net yield on average
  interest-earning assets                                   2.94%                            2.22%                             2.59%
Average interest-earning
  assets to average
  interest-bearing
  liabilities                         1.12x                            1.10x                            1.11x

-------------------------------------------------------------------------------

WEIGHTED AVERAGE YIELD ANALYSIS

The following table sets forth the weighted average yields on the Company's interest-earning assets, the weighted average interest rates on interest-bearing liabilities, and the interest rate spread between the weighted average yields and rates at the dates indicated:


December 31,                                                           1997       1996       1995
                                                                       ----       ----       ----
Weighted average yield on
   Loans receivable                                                    8.03%      7.68%      7.65%
   Mortgage-backed and mortgage-related securities                     6.90       6.98       6.95
   Securities                                                          6.42       6.62       6.29
   Other investments and FHLB stock                                    5.93       6.50       4.92
Combined weighted average yield on interest-earning assets             7.59       7.46       7.33

Weighted average rates paid on
   Savings accounts                                                    2.51       2.50       2.50
   NOW accounts                                                        1.80       1.79       1.79
   Money market accounts                                               4.97       4.57       2.70
   Certificates                                                        5.73       5.83       6.41
   FHLB advances                                                       5.72       5.91       5.95
   Other borrowed money                                                5.28       5.28       5.52
Combined weighted average rate paid on interest-bear liabilities       5.07       5.05       5.47

Net interest rate spread                                               2.52       2.41       1.86






-------------------------------------------------------------------------------

VOLUME/RATE ANALYSIS

The following schedule presents the dollar amount of changes in interest income and interest expense for major components of interest-earning assets and interest-bearing liabilities. It distinguishes between the increase related to higher outstanding balances and that due to changes in interest rates. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to: (1) changes in volume (i.e., changes in volume multiplied by old rate) and (2) changes in rate (i.e., changes in rate multiplied by old volume). For purposes of this table, changes attributable to both rate and volume which cannot be segregated have been allocated proportionately to both changes.


                                           1997 vs. 1996                          1996 vs. 1995
                                    Increase (Decrease) Due To:            Increase (Decrease) Due To:
                                 -----------------------------------    -----------------------------------
                                                            Total                                  Total
                                                           Increase                               Increase
                                  Volume       Rate       (Decrease)    Volume          Rate     (Decrease)
                                  ------       ----       ----------    ------          ----     ----------
                                                                (Dollars in Thousands)
Interest-earning assets
   Loans receivable              $   865      $    83      $   948      $(3,542)       $(365)     $(3,907)
   Mortgage-backed and
     related securities           (4,039)         922       (3,117)       5,587         (278)       5,309
   Securities and other
     investments                    (788)         (56)        (844)          98           23          121
                                 -------      -------      -------      -------        -----      -------
       Total interest-earning
         assets                   (3,962)         949       (3,013)       2,143         (620)       1,523
                                 -------      -------      -------      -------        -----      -------

Interest-bearing liabilities
   NOW accounts                       (1)           -           (1)         (38)          15          (23)
   Savings accounts                 (143)           -         (143)         (54)           -          (54)
   Money markets                   1,271          364        1,635          310          162          472
   Certificates                   (4,530)      (1,113)      (5,643)      (1,111)         (92)      (1,203)
   FHLB advances                  (1,032)         (28)      (1,060)       2,648         (195)       2,453
   Other borrowed money             (100)         (15)        (115)         877           (8)         869
                                 -------      -------      -------      -------        -----      -------
   Total interest-bearing
     liabilities                  (4,535)        (792)      (5,327)       2,632         (118)       2,514
                                 -------      -------      -------      -------        -----      -------

   Net change in interest
     income                      $   573      $ 1,741      $ 2,314      $  (489)       $(502)     $  (991)
                                 -------      -------      -------      -------        -----      -------
                                 -------      -------      -------      -------        -----      -------


-------------------------------------------------------------------------------

LIQUIDITY AND CAPITAL RESOURCES

LIQUIDITY

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

The Company's cash flows are a result of three principal activities: operating activities, investing activities and financing activities. Net cash received in operating activities, primarily interest on loans and investments, less interest paid on deposits and borrowed funds, was $7.6 million for the year ended December 31, 1997. Net cash used in investing activities was $33.4 million for the year ended December 31, 1997. Security sales and maturities generated $21.3 million while principal payments on mortgage-backed and related securities amounted to $37.7 million. Purchases of investment securities and mortgage-backed securities were $99.7 million, and loan origination's, net of principal payments, were $60.5 million for the year. Net cash provided by financial activities amounted to $36.5 million for the year ended December 31, 1997, and was accounted for mostly by the net increase in borrowings.

The Company uses its liquidity to meet its ongoing commitments to fund maturing certificates of deposit and deposit withdrawals, repay borrowings, fund existing and continuing loan commitments, and pay operating expenses.
At December 31, 1997, the Company had commitments to originate loans totaling $11.5 million, and its customers had approved but unused lines of credit totaling $78.3 million. The Company considers its liquidity and capital resources to be adequate to meet its foreseeable short and long-term needs. The Company expects to be able to fund or refinance, on a timely basis, its material commitments and long-term liabilities.

CAPITAL RESOURCES

At December 31, 1997, the Bank had total capital to risk-weighted assets of $46.4 million. This is approximately $15.9 million above the amount required to be "well capitalized." Tier 1 capital to risk-weighted assets was $42.6 million. This is approximately $24.3 million or 8% above the required ratio of 6%. Tier 1 capital to average assets was $42.6 million. This is approximately $14.7 million or 2.6% above the required ratio of 5%. For additional information, see Note 11 of the "Notes to the Consolidated Financial Statements".

IMPACT OF NEW ACCOUNTING STANDARDS

Statement of Financial Accounting Standards No. 130 (SFAS No. 130), REPORTING COMPREHENSIVE INCOME, will become effective during 1998 and requires that all components of comprehensive income be presented in a separate statement. Management does not anticipate that SFAS No. 130 will have a significant impact on the Company's results of operations or capital.

Statement of Financial Accounting Standards No. 131 (SFAS No. 131), DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION, will also become effective during 1998. SFAS No. 131 establishes standards for the way public companies report information about its operating segments and requires that these standards be adhered to for interim reporting as well. SFAS No. 131 requires companies to provide more descriptive disclosures about its operating segments including the way in which the segment was determined, the products and services provided by the segment, and the profit or loss generated by the segment. Management does not anticipate that SFAS No. 131 will have a significant impact on the Company's results of operations or capital.


-------------------------------------------------------------------------------

YEAR 2000 COMPLIANCE

A critical issue facing the financial institution industry is concerns over computer systems' ability to process year-date data beyond the year 1999. Except in recently developed year 2000 compliant programs, computer programmers consistently have abbreviated dates by eliminating the first two digits of a year, with the assumption that these two digits would always be "19". Unless corrected, this situation is expected to cause widespread problems on January 1, 2000, when computer systems may recognize this date as January 1, 1900, and process data incorrectly or stop processing altogether. This issue could affect a variety of the Company's systems from its data processing system which records loan and deposit information to other ancillary systems such as alarms and locking devices. Management has considered this issue internally and receives periodic correspondence from its data processor regarding their plans to be year 2000 compliant. Management does not anticipate that the Company will incur material operating expenses to be required to invest heavily in computer system improvements to be year 2000 compliant. Nevertheless, if not properly addressed, these issues could result in interruptions in the Company's business and have a material adverse effect on the Company's results of operations.

Item 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

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

The business of the Company and the composition of its balance sheet consists of investments in interest-earning assets (primarily loans and mortgage-backed securities) which are primarily funded by interest-bearing liabilities (deposits and borrowings). Such financial instruments have varying levels of sensitivity to changes in market interest rates resulting in market risk. Other than loans which are originated and held for sale, all of the financial instruments of the Company are for other than trading purposes.

Interest rate risk results when the maturity or repricing intervals and interest rate indices of the interest-earning assets, interest-bearing liabilities, and off-balance sheet financial instruments are different, creating a risk that changes in the level of market interest rates will result in disproportionate changes in the value of, and the net earnings generated from, the Company's interest-earning assets, interest-bearing liabilities, and off-balance sheet financial instruments. The Company's exposure to interest rate risk is managed primarily through the Company's strategy of selecting the types and terms of interest-earning assets and interest-bearing liabilities which generate favorable earnings, while limiting the potential negative effects of changes in market interest rates. Since the Company's primary source of interest-bearing liabilities is customer deposits, the Company's ability to manage the types and terms of such deposits may be somewhat limited by customer preferences in the market areas in which the Company operates. Borrowings, which include FHLB Advances, short-term borrowings, and long-term borrowings, are generally structured with specific terms which in management's judgment, when aggregated with the terms for outstanding deposits and matched with interest-earning assets, mitigate the Company's exposure to interest rate risk. The rates, terms and interest rate indices of the Company's interest-earning assets result primarily from the Company's strategy of investing in


-------------------------------------------------------------------------------
                                      48
loans and securities (a substantial portion of which have adjustable-rate terms) which permit the Company to limit its exposure to interest rate risk, together with credit risk, while at the same time achieving a positive interest rate spread from the difference between the income earned on interest-earning assets and the cost of interest-bearing liabilities (see "Business--Factors Affecting Earnings--Asset and Liability Management" for a further discussion of rate sensitive assets, rate sensitive liabilities and net interest spread).

SIGNIFICANT ASSUMPTIONS UTILIZED IN MANAGING INTEREST RATE RISK

Managing the Company's exposure to interest rate risk involves significant assumptions about the prepayments of loans or early withdrawal of deposits and the relationship of various interest rate indices of certain financial instruments.

A substantial portion of the Company's loans and mortgage-backed securities are residential mortgage loans which permit the borrower to prepay the principal balance of the loan prior to maturity ("prepayments") without penalty. A loans propensity for prepayment is dependent upon a number of factors, including, the current interest rate and interest rate index (if any) on the loan, the financial ability of the borrower to refinance, the economic benefit to be obtained from refinancing, availability of refinancing at attractive terms, as well as economic and other factors in specific geographic areas which affect the sales and price levels of residential property. In a changing interest rate environment, prepayments may increase or decrease on fixed-and adjustable-rate loans depending on the current relative levels and expectations of future short- and long-term interest rates. Prepayments on ARM loans generally increase when long-term interest rates fall or are at historically low levels relative to short-term interest rates making Fixed-rate loans more desirable.

Securities, other than those with early call provisions, generally repay pursuant to specific terms until maturity. While savings and checking deposits generally may be withdrawn upon the customer's request without prior notice, a continuing relationship with customers resulting in future deposits and withdrawals is generally predictable resulting in a dependable and uninterruptible source of funds. Time deposits generally have early withdrawal penalties, while term FHLB Advances have prepayment penalties, which discourage customer withdrawal of time deposits and prepayment of FHLB Advances prior to maturity.

The Company's ARM loans are primarily indexed to the One Year Constant Maturity Treasury Index. When such loans and mortgage-backed securities are funded by interest-bearing liabilities which are determined by other indices, primarily deposits and FHLB Advances, a changing interest rate environment may result in different levels of change in the different indices leading to disproportionate changes in the value of, and the net earnings generated from, the Company's financial instruments. Each index is unique and is influenced by different external factors, therefore, the historical relationships in various indices may not necessarily be indicative of the actual change which may result in a changing interest rate environment.

INTEREST RATE RISK MEASUREMENT

In addition to periodic gap reports comparing the sensitivity of interest-earning assets and interest-bearing liabilities to changes in interest rates, management utilizes a monthly report ("model") prepared by the Bank which measures the Bank's exposure to interest rate risk. The model calculates the present value of assets, liabilities, off-balance sheet financial instruments, and equity at current interest rates, and at hypothetical higher and lower interest rates at one percent intervals. The present value of each major category of financial instrument is calculated by the model using estimated cash flows based on weighted average contractual rates and terms at discount rates representing the estimated current market interest rate for similar financial instruments. The resulting present value of longer term fixed-rate financial instruments are more sensitive to change in a higher or lower market interest rate scenario, while adjustable-rate financial instruments largely reflect only a change in present value representing the difference between the contractual and discounted rates until the next interest rate repricing date.


-------------------------------------------------------------------------------
                                      49

The following table presents the Bank's current exposure to hypothetical changes in interest rates as of December 31, 1997

                                                           Percent Change in
         Change in Interest Rates    Percent Change in      MV of Portfolio
              (basis points)        Net Interest Income         Equity
         ------------------------   -------------------    -----------------
                  +200                     (9%)                   (16%)

                   100                     (4)                     (8)

                     0                      0                       0

                  (100)                     4                      10

                  (200)                     7                     (20)

Certain shortcomings are inherent in the method of analysis presented in the foregoing table. For example, although certain assets and liabilities may have similar maturities or periods to repricing, they may react in different degrees to changes in market interest rates. Also, the interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types may lag behind changes in market rates. Additionally, certain assets, such as adjustable-rate mortgage loans, have features that restrict changes in interest rates on a short-term basis and over the life of the loan. Further, in the event of a change in interest rates, prepayment and early withdrawal levels could deviate significantly from those assumed in calculating the tables. Finally, the ability of many borrowers to service their debt may decrease in the event of a significant interest rate increase.

In addition, the previous table does not necessarily indicate the impact of general interest rate movements on the Company's net interest income because the repricing of certain categories of assets and liabilities are subject to competitive and other pressures beyond the Company's control. As a result, certain assets and liabilities indicated as maturing or otherwise repricing within a stated period may in fact mature or reprice at different times and at different volumes.


-------------------------------------------------------------------------------
                                      50

                         REPORT OF INDEPENDENT AUDITORS



Board of Directors and Stockholders
CoVest Bancshares, Inc.
Des Plaines, Illinois


We have audited the accompanying consolidated statements of financial condition of CoVest Bancshares, Inc. (formerly FirstFed Bancshares, Inc.) as of December 31, 1997 and 1996, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CoVest Bancshares, Inc. as of December 31, 1997 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.




                                   Crowe, Chizek and Company LLP

Oak Brook, Illinois
February 27, 1998

                           COVEST BANCSHARES, INC.


                CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                          December 31, 1997 and 1996
                      (In thousands, except share data)

                                                                                        1997         1996
                                                                                      --------     --------
ASSETS
Cash and cash equivalents
   Cash on hand and in banks                                                          $  5,670     $  1,616
   Interest-bearing deposits in other financial institutions                            17,800       11,221
                                                                                      --------     --------
                                                                                        23,470       12,837
Securities
   Securities available-for-sale                                                        35,840       53,751
   Mortgage-backed and related securities available-for-sale                           120,753      111,935
   Federal Home Loan Bank stock and Federal Reserve stock                                7,579        7,190
                                                                                      --------     --------
                                                                                       164,172      172,876
Loans receivable, net
   Loans receivable                                                                    381,486      339,969
   Less allowance for possible loan losses                                               3,977        1,424
                                                                                      --------     --------
                                                                                       377,509      338,545
Accrued interest receivable                                                              3,487        3,608
Premises and equipment                                                                  10,767        9,859
Other assets                                                                             3,317        3,444
                                                                                      --------     --------

                                                                                      $582,722     $541,169
                                                                                      --------     --------
                                                                                      --------     --------

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
   Deposits
       Non-interest-bearing                                                           $ 14,112     $  8,834
       NOW and money market accounts                                                    78,311       61,168
       Savings accounts                                                                 59,562       66,218
       Certificates of deposit                                                         219,767      265,870
                                                                                      --------     --------
                                                                                       371,752      402,090

   Short-term borrowings                                                                76,956       53,690
   Long-term borrowings from Federal Home Loan Bank                                     75,000       25,000
   Advances from borrowers for taxes and insurance                                       2,914        3,724
   Accrued expenses and other liabilities                                                7,806        6,721
                                                                                      --------     --------
                                                                                       534,428      491,225
Stockholders' equity
   Preferred stock - par value $.01 per share; 100,000 authorized shares;
    no shares outstanding at December 31, 1997 and 1996                                      -            -
   Common stock - par value $.01 per share; 7,500,000 authorized shares;
    4,365,761 and 5,109,924 shares issued at December 31, 1997 and 1996,
    respectively                                                                            44           34
   Additional paid-in capital                                                           19,365       22,155
   Retained earnings                                                                    28,410       33,990
   Treasury stock, 1997 -  0 shares; 1996 - 686,600 shares, at cost                          -       (5,838)
   Unearned stock awards                                                                   (73)         (73)
   Unearned ESOP shares                                                                   (511)        (858)
   Unrealized gain on securities available-for-sale                                      1,059          534
                                                                                      --------     --------
                                                                                        48,294       49,944
                                                                                      --------     --------

                                                                                      $582,722     $541,169
                                                                                      --------     --------
                                                                                      --------     --------


-------------------------------------------------------------------------------
         See accompanying notes to consolidated financial statements.

                        CONSOLIDATED STATEMENTS OF INCOME
                   Years ended December 31, 1997, 1996, and 1995
                  (In thousands, except share and per share data)

                                                                                       1997         1996         1995
                                                                                      -------      -------      -------
Interest income
   Loans receivable                                                                    $28,186      $27,237      $31,145
   Mortgage-backed and related securities                                                7,018       10,135        4,827
   Securities                                                                            3,207        4,148        4,026
   Other interest and dividend income                                                      953          857          856
                                                                                       -------      -------      -------
                                                                                        39,364       42,377       40,854

Interest expense
   Deposits                                                                             18,750       22,902       23,710
   Advances from Federal Home Loan Bank                                                  4,308        5,368        2,915
   Other borrowed funds                                                                    856          971          102
                                                                                       -------      -------      -------
                                                                                        23,914       29,241       26,727
                                                                                       -------      -------      -------


NET INTEREST INCOME                                                                     15,450       13,136       14,127

Provision for possible loan losses                                                       4,072        1,397          644
                                                                                       -------      -------      -------


NET INTEREST INCOME AFTER PROVISION FOR POSSIBLE LOAN LOSSES                            11,378       11,739       13,483

Noninterest income
   Loan charges and servicing fees                                                       1,085          774          439
   Deposit related charges and fees                                                        842          585          490
   Gain (loss) on sale of securities                                                     1,247        2,551          (53)
   Other                                                                                   498          331          341
                                                                                       -------      -------      -------
       Total noninterest income                                                          3,672        4,241        1,217

Noninterest expense
   Compensation and benefits                                                             5,410        4,847        5,189
   Occupancy and equipment                                                               1,740        1,468        1,402
   Federal deposit insurance premium                                                       203        1,062        1,003
   Special SAIF assessment                                                                   -        3,033            -
   Data processing                                                                       1,000          798          714
   Advertising                                                                             640          334          452
   Other                                                                                 2,312        2,309        1,962
                                                                                       -------      -------      -------
       Total noninterest expense                                                        11,305       13,851       10,722
                                                                                       -------      -------      -------


INCOME BEFORE INCOME TAXES                                                               3,745        2,129        3,978

Income tax provision                                                                     1,135          540        1,367
                                                                                       -------      -------      -------


NET INCOME                                                                             $ 2,610      $ 1,589      $ 2,611
                                                                                       -------      -------      -------

Earnings per common share
   Basic                                                                               $   .61      $   .34      $   .51
                                                                                       -------      -------      -------
                                                                                       -------      -------      -------

   Diluted                                                                             $   .58      $   .32      $   .50
                                                                                       -------      -------      -------
                                                                                       -------      -------      -------

-------------------------------------------------------------------------------
         See accompanying notes to consolidated financial statements.

                              COVEST BANCSHARES, INC.

                   CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY Years ended December 31, 1997, 1996, and 1995
                  (In thousands, except share and per share data)

                                                                                                        Unrealized
                                                                                                            Gain
                                                                                                         (Loss) on     Total
                                              Additional                           Unearned    Unearned  Securities    Stock-
                                     Common    Paid-In    Retained     Treasury      ESOP       Stock    Available-   holders'
                                      Stock    Capital    Earnings      Stock       Shares      Awards    for-Sale     Equity
                                     ------   ----------  --------     --------    --------    -------- -----------   --------
Balance at January 1, 1995             $28     $26,851     $38,051     $(5,197)    $(1,630)     $(129)    $(1,127)    $56,847
Net income                               -           -       2,611           -           -          -           -       2,611
Cash dividend ($.18 per share)           -           -        (975)          -           -          -           -        (975)
Issuance of stock in
 connection with DRIP                    -           3           -          73           -          -           -          76
Exercise of stock options                -         161           -           -           -          -           -         161
Issuance of stock in connection
 with exercise of stock options          -          (3)       (314)        696           -          -           -         379
Purchase of stock                        -           -           -      (4,969)          -          -           -      (4,969)
Release of unearned ESOP shares          -           -           -           -         432          -           -         432
Stock award earned                       -           -           -           -           -         32           -          32
Tax benefits related to
 employee stock plans                    -         217           -           -           -          -           -         217
Effect of transfer of securities
 from held-to-maturity to
 available-for-sale on December 19,
 1995, net of income taxes of $147       -           -           -           -           -          -         232         232
Increase in fair value of
 securities available-for-sale,
 net of income taxes of $1,534           -           -           -           -           -          -       2,634       2,634
                                       ---     -------     -------     -------     -------      -----     -------     -------

Balance at December 31, 1995            28      27,229      39,373      (9,397)     (1,198)       (97)      1,739      57,677
Net income                               -           -       1,589           -           -          -           -       1,589
Cash dividend ($.25 per share)           -           -      (1,221)          -           -          -           -      (1,221)
Issuance of stock in connection
 with exercise of stock options          -           -        (542)      1,030           -          -           -         488
Purchase of stock                        -           -           -      (8,053)          -          -           -      (8,053)
Issuance of stock in connection
 with three-for-two stock split          6      (5,379)     (5,209)     10,582           -          -           -           -

-------------------------------------------------------------------------------
                                  (CONTINUED)

                               COVEST BANCSHARES, INC.

Release of unearned ESOP shares          -           -           -           -         340          -           -         340
Stock award earned                       -           -           -           -           -         24           -          24
Tax benefits related to
 employee stock plans                    -         305           -           -           -          -           -         305
Decrease in fair value
 of securities available-
 for-sale, net of income
 taxes of $734                           -           -           -           -           -          -      (1,205)     (1,205)
                                       ---     -------     -------     -------     -------      -----     -------     -------

Balance at December 31, 1996            34      22,155      33,990      (5,838)       (858)       (73)        534      49,944

-------------------------------------------------------------------------------
                                  (CONTINUED)

                              COVEST BANCSHARES, INC.

                  CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                   Years ended December 31, 1997, 1996, and 1995
                  (In thousands, except share and per share data)

                                                                                                        Unrealized
                                                                                                            Gain
                                                                                                         (Loss) on     Total
                                              Additional                           Unearned    Unearned  Securities    Stock-
                                     Common    Paid-In    Retained     Treasury      ESOP       Stock    Available-   holders'
                                      Stock    Capital    Earnings      Stock       Shares      Awards    for-Sale     Equity
                                     ------   ----------  --------     --------    --------    -------- -----------   --------
Balance at December 31, 1996           $34     $22,155     $33,990     $(5,838)     $(858)       $(73)     $  534     $49,944
Net income                               -           -       2,610           -          -           -           -       2,610
Cash dividend ($.28 per share)           -           -      (1,245)          -          -           -           -      (1,245)
Issuance of stock in connection
 with exercise of stock options          -           -        (882)      1,783          -           -           -         901
Purchase of stock                        -           -           -      (5,302)         -           -           -      (5,302)
Issuance of stock in connection
 with three-for-two stock split         10      (3,304)     (6,063)      9,357          -           -           -           -
Release of unearned ESOP shares          -           -           -           -        347           -           -         347
Tax benefits related to
 employee stock plans                    -         514           -           -          -           -           -         514
Increase in fair value of
 securities available-for-sale,
 net of income taxes of $332             -           -           -           -          -           -         525         525
                                       ---     -------     -------     -------      -----        ----      ------     -------
Balance at December 31, 1997           $44     $19,365     $28,410     $     -      $(511)       $(73)     $1,059     $48,294
                                       ---     -------     -------     -------      -----        ----      ------     -------
                                       ---     -------     -------     -------      -----        ----      ------     -------

-------------------------------------------------------------------------------
                                  (CONTINUED)
                                       56

                             COVEST BANCSHARES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                   Years ended December 31, 1997, 1996, and 1995
                                (In thousands)

                                                                   1997         1996        1995
                                                                   ----         ----        ----
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                                    $  2,610     $  1,589    $  2,611
   Adjustments to reconcile net income to net cash provided
     by operating activities
       Depreciation                                                   864          683         603
       Amortization of intangible assets                              206          206         206
       Deferred income taxes                                          927          343         703
       Deferred loan origination fees                                (341)          74        (911)
       Provision for possible loan losses                           4,072        1,397         644
       Net (gain) loss on sales of securities                      (1,247)      (2,551)         53
       ESOP expense                                                   347          340         432
       Stock award earned                                               -           24          32
       Change in
           Prepaid expenses and other assets                          127         (503)        452
           Accrued interest receivable                                120         (147)       (141)
           Accrued expenses and other liabilities                    (102)         503         (46)
                                                                 --------    ---------    --------
               Net cash provided by operating activities            7,583        1,958       4,638

CASH FLOWS FROM INVESTING ACTIVITIES
   Net loan principal originations                                (60,477)     (70,074)    (99,082)
   Purchase of securities and securities held-to-maturity               -            -     (18,389)
   Purchase of securities available-for-sale                      (99,662)    (171,309)    (53,163)
   Proceeds from sales of securities available-for-sale            69,897      242,622       4,217
   Proceeds from maturities of securities held-to-maturity              -            -      42,980
   Proceeds from maturities of securities available-for-sale       21,258       38,537      32,500
   Proceeds from repayment of securities available-for-sale        37,673       36,822      11,085
   Purchase of Federal Home Loan Bank stock and Federal
     Reserve Bank stock                                              (389)      (2,355)     (2,047)
   Purchase of office properties and equipment                     (1,722)        (282)     (1,588)
                                                                 --------    ---------    --------
       Net cash provided by (used in) investing activities        (33,422)      73,961     (83,487)

CASH FLOWS FROM FINANCING ACTIVITIES
   Net increase (decrease) in deposits                            (30,338)     (52,566)     45,016
   Net increase (decrease) in mortgage escrow funds                  (810)      (1,771)        748
   Short-term borrowings, net                                      23,266      (16,745)     30,635
   Proceeds from long-term borrowings                              50,000            -      25,000
   Repayments of long-term borrowings                                   -       (2,400)     (4,800)
   Proceeds from exercise of stock options, net of treasury
     shares issued                                                    901          488         540
   Purchase of treasury stock                                      (5,302)      (8,053)     (4,969)
   Cash dividends paid, net of dividend reinvestments              (1,245)      (1,233)       (898)
                                                                 --------    ---------    --------
       Net cash provided by (used in) financing activities         36,472      (82,280)     91,272
                                                                 --------    ---------    --------
                                                                 --------    ---------    --------

-------------------------------------------------------------------------------
                                 (Continued)

                             COVEST BANCSHARES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                   Years ended December 31, 1997, 1996, and 1995
                                (In thousands)


                                                          1997      1996        1995
                                                         -------   --------   --------
Net increase (decrease) in cash and cash equivalents     $10,633   $(6,361)   $ 12,423

Cash and cash equivalents at beginning of year            12,837    19,198       6,775
                                                         -------   --------   --------
CASH AND CASH EQUIVALENTS AT END OF YEAR                 $23,470   $12,837    $ 19,198
                                                         -------   -------    --------
                                                         -------   -------    --------
Supplemental disclosures of cash flow information
   Cash paid for
     Interest                                            $23,900   $29,364    $ 26,269
     Income taxes                                          1,100       641         865

Transfer of investment securities to securities
   available-for-sale                                    $     -   $     -    $ 64,640
                                                         -------   -------    --------
Securitization of portfolio loans                         17,782    61,030     115,635
                                                         -------   -------    --------
                                                         -------   -------    --------



-------------------------------------------------------------------------------
                                 (Continued)

                              COVEST BANCSHARES, INC.
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         December 31, 1997, 1996, and 1995
                      (Table amounts in thousands of dollars)
-------------------------------------------------------------------------------

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS: CoVest Bancshares, Inc. formerly known as FirstFed Bancshares, Inc. (the "Company") is a bank holding company organized under the laws of the state of Delaware. During 1997, the Company converted its bank, First Federal Bank to a National Bank Charter and concurrently changed the name to CoVest Banc, National Association (the "Bank"). The Company provides a full line of financial services to customers within nine counties in northeast Illinois from its three locations.

BASIS OF PRESENTATION: The accompanying consolidated financial statements for the years ended December 31, 1997, 1996, and 1995 include the accounts of CoVest Bancshares, Inc., CoVest Banc, and the Bank's wholly-owned subsidiary, CoVest Investments, Inc. On July 31, 1997, the Bank converted from a federal stock savings bank to a national bank. Since the transaction is an internal reorganization, the historical cost basis of accounting is continued for the Bank. All significant intercompany transactions and balances are eliminated in consolidation.

The preparation of financial statements in conformity with generally accepted accounting principles and with general practices within the banking industry requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of income and expenses during the reporting period. Actual results could differ from these estimates.

SECURITIES: Securities are classified as available-for-sale since the Company may decide to sell those securities in response to changes in market interest rates, liquidity needs, changes in yields or alternative investments, and for other reasons. These securities are carried at fair value with unrealized gains and losses charged or credited, net of income taxes, to a valuation allowance included as a separate component of stockholders' equity. Realized gains and losses on disposition are based on the net proceeds and the adjusted carrying amounts of the securities sold, using the specific identification method. Interest income, adjusted for amortization of premium and accretion of discounts, is included in earnings.

LOANS AND LOAN INCOME: Loans are stated at the principal amount outstanding, net of unearned income and the allowance for possible loan losses.

Interest on loans is accrued over the term of the loans based upon the principal balance outstanding. Where serious doubt exists as to the collectibility of a loan, the accrual of interest is discontinued.

The Company defers loan fees, net of certain direct loan origination costs. The net amount deferred is reported in the statements of financial condition as part of loans and is recognized as interest income over the term of the loan or its repricing period using the level-yield method.

The accrual of interest income is discontinued on a loan when principal or interest is ninety days or more past due, unless the loan is well secured and in the process of collection. When a loan is placed on nonaccrual status, interest previously accrued but not collected in the current period is reversed against current period interest income. Interest accrued in prior years but not collected is charged against the allowance for possible loan losses.


-------------------------------------------------------------------------------
                                 (Continued)

                              COVEST BANCSHARES, INC.
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         December 31, 1997, 1996, and 1995
                      (Table amounts in thousands of dollars)
-------------------------------------------------------------------------------

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

When a loan is sold or securitized, a separate asset is recognized for the mortgage servicing rights. This asset is amortized over the life of the underlying loans. Loans held for securitization are carried at the lower of cost or estimated market value in the aggregate.

ALLOWANCE FOR POSSIBLE LOAN LOSSES: Because some loans may not be repaid in full, an allowance for possible loan losses is recorded. Increases to the allowance are recorded by a provision for possible loan losses charged to expense. Estimating the risk of the loss and the amount of loss on any loan is necessarily subjective. Accordingly, the allowance is maintained by management at a level considered adequate to cover possible losses that are currently anticipated based on past loss experience, general economic conditions, information about specific borrower situations including their financial position and collateral values, and other factors and estimates which are subject to change over time. While management may periodically allocate portions of the allowance for specific problem loan situations, the entire allowance is available for any loan charge-offs that occur. A loan is charged-off against the allowance by management as a loss when deemed uncollectible, although collection efforts continue and future recoveries may occur.

Loans which are considered to be impaired are reduced to the present value of expected future cash flows or to the fair value of the related collateral by allocating a portion of the allowance to such loans. If these allocations cause the allowance for possible loan losses to require an increase, such increase is reported as a provision for possible loan losses charged to expense. Loans are evaluated for impairment when payments are delinquent 90 days or more or when management downgrades the loan classification to doubtful.

Smaller balance homogeneous loans are defined as residential first mortgage loans secured by one-to-four-family residences, residential construction loans, and consumer loans and are evaluated collectively for impairment. Commercial loans, commercial real estate loans, construction loans, and multi-family loans are evaluated individually for impairment. Normal loan evaluation procedures, as described in the second preceding paragraph, are used to identify loans which must be evaluated for impairment. In general, loans classified as doubtful or loss are considered impaired while loans classified as substandard are individually evaluated for impairment.

Depending on the relative size of the credit relationship, late or insufficient payments of 30 to 90 days will cause management to reevaluate the credit under its normal loan evaluation procedures. While the factors which identify a credit for consideration for measurement of impairment, or nonaccrual, are similar, the measurement considerations differ. A loan is impaired when the economic value estimated to be received is less than the value implied in the original credit agreement. A loan is placed in nonaccrual when payments are more than 90 days past due unless the loan is adequately collateralized and in the process of collection.

PREMISES AND EQUIPMENT: Bank premises and equipment are stated at cost, less accumulated depreciation and amortization. Provisions for depreciation and amortization, included in operating expenses, are computed on the straight-line method over the estimated useful lives of the assets. The cost of maintenance and repairs is charged to income as incurred while significant repairs are capitalized.


-------------------------------------------------------------------------------
                                 (Continued)

                              COVEST BANCSHARES, INC.
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         December 31, 1997, 1996, and 1995
                      (Table amounts in thousands of dollars)
-------------------------------------------------------------------------------

INTANGIBLE ASSETS: Goodwill and core deposit intangibles of $3,040,000 are being amortized over 10-15 years, using the straight-line method. The unamortized premium balances of $2,160,000 and $2,366,000 are included in other assets in the December 31, 1997 and 1996 statements of financial condition, respectively.

















-------------------------------------------------------------------------------
                                 (Continued)

                            COVEST BANCSHARES, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       DECEMBER 31, 1997, 1996 AND 1995
                    (TABLE AMOUNTS IN THOUSANDS OF DOLLARS)
-------------------------------------------------------------------------------

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

INCOME TAXES: The provision for income taxes is based on an asset and liability approach. The asset and liability approach requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities.

EARNINGS PER SHARE: Basic earnings per share is based on weighted average common shares outstanding. Diluted earnings per share further assumes the issuance of any potentially dilutive common shares. The accounting standard for computing earnings per share was revised for 1997, and all earnings per share previously reported are restated to follow the new standard. Earnings per share are restated for all subsequent stock dividends and splits.

STATEMENT OF CASH FLOWS: For the purpose of this statement, cash and cash equivalents is defined to include cash on hand, demand balances, and interest-bearing deposits with financial institutions with original maturities of three months or less. The Company reports net cash flows for customer loan transactions, deposit transactions, and short-term borrowings.

DIVIDEND RESTRICTION: Banking regulations require the maintenance of certain capital levels and may limit the amount of dividends which may be paid by the Bank to the holding company or by the holding company to shareholders.

RECLASSIFICATIONS: Certain items in the financial statements as of and for the years ended December 31, 1996 and 1995 have been reclassified, with no effect on net income, to conform with the current year presentation.

NOTE 2 - STOCK SPLIT

On December 1, 1997, the Company's Board of Directors authorized a three-for-two stock split effected in the form of a one-for-two stock dividend. All share and per share amounts included in the financial statements have been restated to reflect the stock split.

NOTE 3 - EARNINGS PER SHARE

A reconciliation of the numerators and denominators for earnings per common share dilution computations for the years ended December 31, 1997, 1996, and 1995 is presented below.


                                                       Year Ended December 31,
                                                      --------------------------
                                                      1997       1996       1995
                                                      ----       ----       ----
Earnings per share
    Net income                                       $2,610     $1,589     $2,611
    Weighted average common shares outstanding        4,285      4,738      5,096
                                                     ------     ------     ------

        Earnings per share                           $  .61     $  .34     $  .51
                                                     ------     ------     ------
                                                     ------     ------     ------

-------------------------------------------------------------------------------

                                  (Continued)

                            COVEST BANCSHARES, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       DECEMBER 31, 1997, 1996 AND 1995
                    (TABLE AMOUNTS IN THOUSANDS OF DOLLARS)
-------------------------------------------------------------------------------

NOTE 3 - EARNINGS PER SHARE (Continued)

                                                        Year Ended December 31,
                                                       --------------------------
                                                       1997       1996       1995
                                                       ----       ----       ----
Earnings per share assuming dilution
    Net income                                        $2,610     $1,589     $2,611
                                                      ------     ------     ------
                                                      ------     ------     ------
    Weighted average common shares outstanding         4,285      4,738      5,096
    Add:  dilutive effect of assumed exercises
        Incentive stock options and management
          retention plan                                 199        197        152
                                                      ------     ------     ------

    Weighted average common and dilutive
      potential common shares outstanding              4,484      4,935      5,248
                                                      ------     ------     ------
                                                      ------     ------     ------

        Diluted earnings per share                    $  .58     $  .32     $  .50
                                                      ------     ------     ------
                                                      ------     ------     ------


NOTE 4 - SECURITIES

The amortized cost and fair value of securities available-for-sale are as follows:

                                                                   December 31, 1997
                                                    --------------------------------------------
                                                                   Gross        Gross
                                                    Amortized    Unrealized   Unrealized   Fair
                                                       Cost        Gains        Losses     Value
                                                       ----        -----        ------     -----
Securities available-for-sale
   U.S. Treasury                                     $ 10,976      $   37       $  -     $ 11,013
   U.S. government agencies                            19,994          28        (31)      19,991
   Marketable equity securities                           327          81          -          408
   States and political subdivisions                    4,428           4         (4)       4,428
                                                     --------      ------       ----     --------
                                                       35,725         150        (35)      35,840

Mortgage-backed securities
   Federal Home Loan Mortgage Corporation              56,756       1,244          -       58,000
   Government National Mortgage Association             4,405         189          -        4,594
   Federal National Mortgage Association               57,335         178          -       57,513
Collateralized mortgage obligations                       644           2          -          646
                                                     --------      ------       ----     --------
                                                      119,140       1,613          -      120,753
Federal Home Loan Bank stock                            7,110           -          -        7,110
Federal Reserve Bank stock                                469           -          -          469
                                                     --------      ------       ----     --------

                                                     $162,444      $1,763       $(35)    $164,172
                                                     --------      ------       ----     --------
                                                     --------      ------       ----     --------

-------------------------------------------------------------------------------

                                  (Continued)

                            COVEST BANCSHARES, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       DECEMBER 31, 1997, 1996 AND 1995
                    (TABLE AMOUNTS IN THOUSANDS OF DOLLARS)
-------------------------------------------------------------------------------

NOTE 4 - SECURITIES (Continued)

                                                                 December 31, 1996
                                                   ---------------------------------------------
                                                                  Gross        Gross
                                                   Amortized   Unrealized    Unrealized    Fair
                                                     Cost         Gains        Losses      Value
                                                     ----         -----        ------      -----
Securities available-for-sale
-----------------------------
   U.S. Treasury                                   $ 14,903      $   95        $   -     $ 14,998
   U.S. government agencies                          34,772          42         (140)      34,674
   Marketable equity securities                       3,181         560            -        3,741
   States and political subdivisions                    139           1            -          140
   Other                                                198           -            -          198
                                                   --------      ------        -----     --------
                                                     53,193         698         (140)      53,751

Mortgage-backed securities
   Federal Home Loan Mortgage Corporation            86,634         331         (204)      86,761
   Government National Mortgage Association           4,909          99            -        5,008
   Federal National Mortgage Association             17,439         137          (43)      17,533
Collateralized mortgage obligations                   2,639           -           (6)       2,633
                                                   --------      ------        -----     --------
                                                    111,621         567         (253)     111,935
Federal Home Loan Bank stock                          7,190           -            -        7,190
                                                   --------      ------        -----     --------

                                                   $172,004      $1,265        $(393)    $172,876
                                                   --------      ------        -----     --------
                                                   --------      ------        -----     --------

Proceeds from sales of securities available-for-sale in 1997, 1996, and 1995 and gross realized gains and losses are as follows:

                                         1997         1996          1995
                                         ----         ----          ----
   Proceeds from sales                  $69,897     $242,622       $4,217
   Gross realized gains                   1,422        3,285           17
   Gross realized losses                   (175)        (734)         (70)


The carrying value of mortgage-backed and related securities are net of unamortized premiums of $1,079,000 and $130,000 and unaccreted discounts of $233,000 and $122,000 at December 31, 1997 and 1996, respectively.

At December 31, 1997 and 1996, respectively, $53,366,000 and $36,494,000 of securities were pledged to secure deposits and borrowings.

The amortized cost and fair value of securities available-for-sale at December 31, 1997, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

-------------------------------------------------------------------------------

                                  (Continued)

                            COVEST BANCSHARES, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       DECEMBER 31, 1997, 1996 AND 1995
                    (TABLE AMOUNTS IN THOUSANDS OF DOLLARS)
-------------------------------------------------------------------------------

NOTE 4 - SECURITIES (Continued)

                                                          Amortized      Fair
                                                             Cost        Value
                                                             ----        -----
Securities available-for-sale
-----------------------------
   Due in one year or less                                 $ 11,950    $ 11,986
   Due after one year through five years                     23,448      23,446
   Mortgage-backed securities                               118,496     120,107
   Collateralized mortgage obligations                          644         646
   Federal Home Loan Bank stock                               7,110       7,110
   Federal Reserve Bank stock                                   469         469
   Marketable equity securities                                 327         408
                                                           --------    --------

                                                           $162,444    $164,172
                                                           --------    --------
                                                           --------    --------


NOTE 5 - LOANS RECEIVABLE

Loans receivable at December 31 are summarized as follows:

                                                             1997        1996
                                                           --------    --------
   Mortgage loans
       Secured by one-to-four-family residences            $235,425    $251,831
       Net deferred loan origination costs                      652         647
                                                           --------    --------
           Total mortgage loans                             236,077     252,478

   Commercial loans
       Commercial real estate                                56,220      20,705
       Multi-family loans                                     4,604         995
       Construction                                           8,939       1,811
       Commercial loans                                       5,504          58
       Commercial leases                                     11,274       7,053
                                                           --------    --------
                                                             86,541      30,622

   Net deferred loan origination fees                          (377)        (31)
                                                           --------    --------
       Total commercial loans                                86,164      30,591

   Consumer and other loans
       Automobile                                            22,781      21,802
       Credit card                                           13,469      15,812
       Home equity and improvement                           21,987      18,570
       Other                                                  1,008         716
                                                           --------    --------
                                                             59,245      56,900
                                                           --------    --------

                                                           $381,486    $339,969
                                                           --------    --------
                                                           --------    --------


Included in first mortgage loans secured by one-to-four-family residences at December 31, 1996 are $10,100,000 of loans held for securitization.

-------------------------------------------------------------------------------

                                  (Continued)

                            COVEST BANCSHARES, INC.
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1997, 1996 AND 1995
                     (TABLE AMOUNTS IN THOUSANDS OF DOLLARS)
--------------------------------------------------------------------------------

NOTE 5 - LOANS RECEIVABLE (Continued)

Loans serviced for the Federal Home Loan Mortgage Corporation (the "FHLMC") approximated $170,113,000, $178,548,000, and $133,433,000 at December 31, 1997,
1996, and 1995, respectively.

The Bank had lending transactions with directors and executive officers of the Company which totaled approximately $840,000 and $821,000 at December 31, 1997 and 1996, respectively.

The Company did not have any loans which were impaired either at or during the years ended December 31, 1997 and 1996.

Activity in the allowance for possible loan losses is summarized as follows for the years ended December 31:

                                           1997        1996         1995
                                         --------    -------       ------
   Balance at beginning of year          $ 1,424     $ 1,379       $1,520
   Provision                               4,072       1,397          644

   Recoveries                                 96         145          118
   Loans charged-off                      (1,615)     (1,497)        (903)
                                         -------     -------       ------
       Net charge-offs                    (1,519)     (1,352)        (785)
                                         -------     -------       ------

   Balance at end of year                $ 3,977     $ 1,424       $1,379
                                         -------     -------       ------
                                         -------     -------       ------

NOTE 6 - PREMISES AND EQUIPMENT

Premises and equipment at December 31 are summarized as follows:

                                                            1997        1996
                                                          -------     -------
   Cost
       Land                                               $ 1,656     $ 1,656
       Buildings                                            8,805       8,776
       Furniture, fixtures, and equipment                   4,256       2,799
       Construction in progress                               266           -
                                                          -------     -------
                                                           14,983      13,231

   Less accumulated depreciation and amortization           4,216       3,372
                                                          -------     -------

                                                          $10,767     $ 9,859
                                                          -------     -------
                                                          -------     -------

--------------------------------------------------------------------------------

                                 (Continued)

                            COVEST BANCSHARES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         DECEMBER 31, 1997, 1996 AND 1995
                     (TABLE AMOUNTS IN THOUSANDS OF DOLLARS)
--------------------------------------------------------------------------------

NOTE 7 - DEPOSITS

Certificates of deposit accounts individually exceeding $100,000 totaled $35,037,000 and $28,741,000 at December 31, 1997 and 1996, respectively. At
December 31, 1997, stated maturities of all certificates of deposit were:


                    1998                            $160,850
                    1999                              19,736
                    2000                              30,219
                    2001                               2,503
                    2002 and after                     6,459
                                                    --------
                                                    $219,767
                                                    --------
                                                    --------

Certificates of deposit included approximately $8,370,000 and $15,786,000 at December 31, 1997 and 1996, respectively, which bear interest at increasing rates over the life of the deposit term. The Bank records interest expense on these deposits on a level-yield basis over the contractual deposit term.


NOTE 8 - BORROWINGS

Borrowings at December 31 are summarized as follows:


                                                                1997                   1996
                                                        ------------------      -------------------
                                                        Weighted                Weighted
                                                         Average                 Average
                                                          Rate      Amount        Rate      Amount
                                                        --------   -------      --------   --------
SHORT-TERM BORROWINGS
   Advances from the Federal Home Loan Bank due
      1997                                                         $     -        5.72%    $37,400
      1998                                                5.74%     60,000           -           -
   Securities sold under repurchase agreements            5.28      12,947        5.26      12,792
   Other borrowings                                       5.27       4,009        5.15       3,498
                                                                   -------                 -------
                                                                   $76,956                 $53,690
                                                                   -------                 -------
                                                                   -------                 -------

LONG-TERM BORROWINGS
   Advances from Federal Home Loan Bank due
      2000                                                6.19%    $25,000        6.19%    $25,000
      2002                                                5.35      50,000           -           -
                                                                   -------                 -------
                                                                   $75,000                 $25,000
                                                                   -------                 -------
                                                                   -------                 -------

The Bank maintains a collateral pledge agreement dated February 1, 1993 covering secured advances whereby the Bank has agreed to at all times keep on hand, free of all other pledges, liens, and encumbrances, first mortgages on improved residential property (not more than 90 days

--------------------------------------------------------------------------------

                                 (Continued)

                            COVEST BANCSHARES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         DECEMBER 31, 1997, 1996 AND 1995
                     (TABLE AMOUNTS IN THOUSANDS OF DOLLARS)
--------------------------------------------------------------------------------

delinquent) aggregating no less than 167% of the outstanding secured advances from the Federal Home Loan Bank.















--------------------------------------------------------------------------------

                                 (Continued)

                            COVEST BANCSHARES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         DECEMBER 31, 1997, 1996 AND 1995
                     (TABLE AMOUNTS IN THOUSANDS OF DOLLARS)
--------------------------------------------------------------------------------

NOTE 8 - BORROWINGS (Continued)

Securities sold under repurchase agreements either carry a fixed rate for the term of the agreement, and generally mature within 90 to 180 days from the transaction date, or reprice weekly. Physical control is maintained over the collateral pledged in the agreements. One repurchase agreement is with the state of Illinois, in the amount of $10,000,000. This agreement matures on January 20, 1998, and the total amount at risk would be $1,178,000 at December 31, 1997.

Other borrowings consisted of a Treasury tax and loan option which allows the Company to accept U.S. Treasury deposits of excess funds along with deposits of customer taxes. The other borrowing has an interest rate which adjusts weekly. This borrowing is collateralized by a pledge of various securities, with an amortized cost of $4,994,000 and $12,408,000 and a fair value of $4,988,000 and $12,506,000 at December 31, 1997 and 1996, respectively.


NOTE 9 - INCOME TAXES

The income tax provision for the years ended December 31 is summarized as follows:

                               1997         1996         1995
                              ------       ------      --------
   Current
      Federal                 $1,875       $ 338        $  807
      State                      187        (141)         (143)
   Deferred                     (927)        343           703
                              ------       -----        ------
                              $1,135       $ 540        $1,367
                              ------       -----        ------
                              ------       -----        ------

Total income tax expense differed from the amounts computed by applying the U.S. federal income tax rate of 34% to income before income taxes as a result of the following:

                                                                    1997         1996       1995
                                                                   -------      ------     -------
   Expected income tax expense at federal tax rate                 $1,273       $ 724      $1,352
   State income tax, net of federal tax benefit                       (12)       (114)         21
   Increase in cash surrender value of director life insurance        (82)        (56)          -
   Other                                                              (44)        (14)         (6)
                                                                   ------       -----      ------
                                                                   $1,135       $ 540      $1,367
                                                                   ------       -----      ------
                                                                   ------       -----      ------

--------------------------------------------------------------------------------

                                 (Continued)

                            COVEST BANCSHARES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1997, 1996 AND 1995
                     (TABLE AMOUNTS IN THOUSANDS OF DOLLARS)
--------------------------------------------------------------------------------

NOTE 9 - INCOME TAXES (Continued)

The deferred tax liabilities, included in other liabilities in the accompanying statement of financial condition, consisted of the following at December 31, 1997 and 1996:

                                                            1997        1996
                                                          --------    --------
   Gross deferred tax assets
     Bad debt deduction                                   $   337     $     -
     Deferred compensation and employee benefits              776         748
     Other                                                      -          14
                                                          -------     -------
                                                            1,113         762

   Gross deferred tax liabilities
     Unrealized gain on securities available-for-sale        (669)       (338)
     Depreciation                                            (453)       (417)
     FHLB stock dividends                                    (176)       (176)
     Bad debt deduction                                         -        (652)
     Deferred loan fees                                      (595)       (609)
     Other                                                    (54)          -
                                                          -------     -------
                                                           (1,947)     (2,192)
                                                          -------     -------

   Net deferred tax liability                             $  (834)    $(1,430)
                                                          -------     -------
                                                          -------     -------

The deferred tax asset for the unrealized loss on marketable equity securities is offset by a valuation allowance of an equal amount.

Prior to 1996, the Bank qualified under provisions of the Internal Revenue Code which permitted it to deduct from taxable income a provision for bad debts which differs from the provision charged to income in the financial statements. Retained earnings at December 31, 1997 and 1996 include approximately $9,264,000 representing the bad debt deduction accumulated prior to 1987, for which no deferred income tax liability has been recorded.


NOTE 10 - COMMITMENTS, CONTINGENT LIABILITIES, AND CONCENTRATIONS

The Company is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers and to reduce its own exposure to fluctuations in interest rates. These financial instruments include commitments to extend credit and previously approved unused lines of credit. Those instruments involve, to varying degrees, elements of credit and interest-rate risk in excess of the amount recognized in the statement of financial condition.

The Company's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and previously approved unused lines of credit is represented by the contractual amount of those instruments.

--------------------------------------------------------------------------------

                                 (Continued)

                             COVEST BANCSHARES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         December 31, 1997, 1996 and 1995
                     (Table amounts in thousands of dollars)

-------------------------------------------------------------------------------


NOTE 10 - COMMITMENTS, CONTINGENT LIABILITIES, AND CONCENTRATIONS (Continued)

The Company uses the same credit policies in making commitments and conditional obligations as it does for loans recorded in the statement of financial condition.

At December 31, 1997 and 1996, these financial instruments are summarized as follows:

                                                                      Amount
                                                                      ------
                                                                  1997       1996
                                                                  ----       ----
Off-balance-sheet financial instruments whose contract amounts represent credit risk
  Commitments to extend credit
    Fixed rate                                                  $ 3,734    $ 16,476
    Variable rate                                                 7,732       2,174
Unused lines of credit                                           78,340      64,528
Credit enhancements                                               6,500           -


The fixed rate commitments have rates ranging from 8.25% to 9.50% and 6.25% to 8.125% at December 31, 1997 and 1996, respectively. Since certain commitments to make loans and fund lines of credit and loans in process expire without being used, the above amounts do not necessarily represent future cash commitments. No losses are anticipated as a result of these transactions.

The Company's principal loan customers are located in northeast Illinois and most loans are secured by specific collateral including residential and commercial real estate.

During 1997, the Company has entered into a credit enhancement agreement with a local municipality to guarantee the repayment of an aggregate of $6.5 million of municipal revenue bonds which are secured by a first mortgage on real estate. In the event of default on the bonds, the Company's maximum liability is the amount of the credit guaranty.

NOTE 11 - CAPITAL REQUIREMENTS

The Company is subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and prompt corrective action regulations involve quantitative measures of assets, liabilities, and certain off-balance-sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators about components, risk weightings, and other factors, and the regulators can lower classifications in certain cases. Failure to meet various capital requirements can initiate regulatory action that could have a direct material effect on the financial statements.

The prompt corrective action regulations provide five classifications, including well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and plans of capital restoration are required.

-------------------------------------------------------------------------------

                                  (Continued)

                             COVEST BANCSHARES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         December 31, 1997, 1996 and 1995
                     (Table amounts in thousands of dollars)

-------------------------------------------------------------------------------


NOTE 11 - CAPITAL REQUIREMENTS (Continued)

At December 31, 1997, the Bank's regulators categorized the Bank as well capitalized. Actual capital levels (in millions) and minimum required levels were:

                                                                                     To Be Well
                                                                                  Capitalized Under
                                                              For Capital         Prompt Corrective
                                        Actual             Adequacy Purpose       Action Provisions
                                        ------             ----------------       -----------------
                                  Amount       Ratio      Amount       Ratio     Amount       Ratio
                                  ------       -----      ------       -----     ------       -----
Total capital
 (to risk-weighted assets)
   Company                        $47.1        15.4%      $24.5         8.0%      $30.6        10.0%
   Bank                            46.4        15.2        24.4         8.0        30.5        10.0
Tier 1 capital
 (to risk-weighted assets)
   Company                         43.3        14.2        12.2         4.0        18.4         6.0
   Bank                            42.6        14.0        12.2         4.0        18.3         6.0
Tier 1 capital
 (to average assets)
   Company                         43.3         7.7        22.5         4.0        28.1         5.0
   Bank                            42.6         7.6        22.3         4.0        27.9         5.0


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

NOTE 12 - FAIR VALUE OF FINANCIAL INSTRUMENTS

Corporations are required to disclose fair value information about their financial instruments. The fair value of financial instruments is defined as the amount at which the instruments could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The methods and assumptions used to determine fair values for each class of financial instruments are presented below.

The estimated fair value for cash on hand and in banks; interest-bearing deposits in other financial institutions; Federal Home Loan Bank stock; Federal Reserve stock; accrued interest receivable; NOW, money market, and passbook savings deposits; short-term borrowings; advances by borrowers for taxes and insurance; and accrued interest payable are considered to approximate their carrying values. The estimated fair value for securities available-for-sale is based on quoted market values for the individual securities or for equivalent securities. The estimated fair value for loans is based on estimates of the rate the Company would charge for similar loans at December 31, 1997

-------------------------------------------------------------------------------

                                  (Continued)

                             COVEST BANCSHARES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         December 31, 1997, 1996 and 1995
                     (Table amounts in thousands of dollars)

-------------------------------------------------------------------------------


NOTE 12 - FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

and 1996, applied for the time period until estimated repayment. The estimated fair value of certificates of deposit is based on estimates of the rate the Company would pay on such deposits at December 31, 1997 and 1996, applied for the time period until maturity. The estimated fair value of Federal Home Loan Bank advances and other borrowings is based on the estimate of the rate the Company would pay for such








-------------------------------------------------------------------------------

                                  (Continued)

                             COVEST BANCSHARES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         December 31, 1997, 1996 and 1995
                     (Table amounts in thousands of dollars)

-------------------------------------------------------------------------------

NOTE 12 - FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

borrowings at December 31, 1997 and 1996 for a time period until maturity. Loan commitments are not included in the table below as their estimated fair value is immaterial.

                                                                         At December 31,
                                                                         ---------------
                                                                1 9 9 7                   1 9 9 6
                                                                -------                   -------
                                                       Approximate   Estimated   Approximate   Estimated
                                                        Carrying        Fair      Carrying        Fair
                                                          Value        Value        Value        Value
                                                          -----        -----        -----        -----
Financial instrument assets
---------------------------
   Cash on hand and in banks                            $   5,670    $   5,670    $   1,616    $   1,616
   Interest-bearing deposits in other
     financial institutions                                17,800       17,800       11,221       11,221
   Securities available-for-sale                          164,172      164,172      172,876      172,876
   Loans receivable, net                                  377,509      377,862      338,545      335,948
   Accrued interest receivable                              3,487        3,487        3,608        3,608

Financial instrument liabilities
--------------------------------
   NOW, money market, and passbook savings               (151,985)    (151,985)    (136,220)    (136,220)
   Certificates of deposits                              (219,767)    (220,336)    (265,870)    (268,565)
   Short-term borrowings                                  (76,956)     (76,956)     (53,690)     (53,690)
   Long-term borrowings                                   (75,000)     (75,000)     (25,000)     (25,000)
   Advances by borrowers for taxes and insurance           (2,914)      (2,914)      (3,724)      (3,724)
   Accrued interest payable                                  (957)        (957)        (943)        (943)


Other assets and liabilities of the Company that are not defined as financial instruments, such as property and equipment, are not included in the above disclosures. Also not included are nonfinancial instruments typically not recognized in financial statements such as loan servicing rights, customer goodwill, and similar items.

While the above estimates are based on management's judgment of the most appropriate factors, there is no assurance that were the Company to have disposed of these items on December 31, 1997 and 1996, the fair values would have been achieved, because the market value may differ depending on the circumstances. The estimated fair values at December 31, 1997 and 1996 should not necessarily be considered to apply at subsequent dates.

NOTE 13 - EMPLOYEE BENEFIT PLANS

In 1996, the Company terminated its defined benefit pension plan which covered substantially all employees and distributed all proceeds to the participants. In 1995, an estimated curtailment expense for the termination was recorded in the amount of $271,000, and in 1996, an additional expense of $30,000 was recorded when the final determination was made.

-------------------------------------------------------------------------------

                                  (Continued)

                             COVEST BANCSHARES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         December 31, 1997, 1996 and 1995
                     (Table amounts in thousands of dollars)

-------------------------------------------------------------------------------


NOTE 13 - EMPLOYEE BENEFIT PLANS (Continued)

The Bank has a defined contribution plan covering all of its eligible employees. Employees are eligible to participate in the plan after attainment of age 21 and completion of one year of service. The Company provides matching funds under the Company's 401(k) plan. The Company matches an amount equal to the employee's contribution, up to a maximum of 2.5% of annual compensation. The expense recorded in 1997 and 1996 was $65,000 and $61,000, respectively.

The Company's Board of Directors has adopted a stock option and incentive plan that was ratified by the stockholders. Under the stock option plan, stock options, stock appreciation rights, and restricted stock awards, up to an aggregate of 724,500 shares at the market price of the Company's common stock on the date of grant, were available to be granted to the directors, officers, and employees of the Company or the Bank. During 1995, the stock option plan was amended to increase to 1,287,000 the aggregate shares available.

In 1996, the Board of Directors adopted the 1996 Stock Option and Incentive Plan, whereby an additional 246,000 stock options could be granted. In 1997, this plan was amended to increase the aggregate shares available to 621,000. During 1997, options for 409,500 shares had been granted at $11.21 to $17.67 per share and are fully vested after six years. During 1996, options for 211,500 shares had been granted at $9.45 to $11.33 per share and are fully vested after completing six years of service.

Statement of Financial Accounting Standards No. 123 requires pro forma disclosures for companies that do not adopt its fair value accounting method for stock-based employee compensation. Accordingly, the following pro forma information presents net income and earnings per share had the fair value method been used to measure compensation cost for stock option plans. Compensation cost actually recognized for stock options was $0 for 1997 and 1996.

                                                            1997         1996
                                                            ----         ----
   Net income as reported                                  $2,610       $1,589
   Pro forma net income                                     2,243        1,363

   Basic earnings per share as reported                       .61          .34
   Pro forma basic earnings per share                         .52          .29

   Diluted earnings per share as reported                     .58          .32
   Pro forma diluted earnings per share                       .50          .28

-------------------------------------------------------------------------------

                                  (Continued)

                             COVEST BANCSHARES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         December 31, 1997, 1996 and 1995
                     (Table amounts in thousands of dollars)

-------------------------------------------------------------------------------


NOTE 13 - EMPLOYEE BENEFIT PLANS (Continued)

The activity in the stock option plans for 1997 and 1996 is summarized as follows:

                                                                      Weighted
                                                          Number       Average
                                                            of        Exercise
                                                         Options       Price
                                                         -------       -----
   Outstanding at January 1, 1996                       1,007,955      $  6.68

   Granted                                                211,500        10.71
   Exercised                                             (109,845)       (4.45)
   Forfeited                                              (36,000)       (8.55)
                                                        ---------

   Outstanding at December 31, 1996                     1,073,610         7.65

   Granted                                                409,500        14.52
   Exercised                                             (158,242)       (5.70)
   Forfeited                                              (60,750)       (8.86)
                                                        ---------

   Outstanding at December 31, 1997                     1,264,118         9.91
                                                        ---------
                                                        ---------


Options exercisable at year end are as follows:

                                                                       Weighted
                                                          Number        Average
                                                             of        Exercise
                                                          Options       Price
                                                          -------       -----
   December 31, 1996                                      373,860      $  4.67
   December 31, 1997                                      431,618         6.47

For options granted during the year, the weighted average fair values at grant date are as follows:

                                           Number of     Exercise        Fair
                                            Options        Price        Value
                                            -------        -----        -----
   1996                                     211,500       $10.71        $2.41
   1997                                     409,500        14.52         4.89

The fair value of options granted during 1997 and 1996 is estimated using the following weighted average information: risk-free interest rate of 6.5%, expected life of 6 years, expected volatility of stock price of 11.624% and 14.72%, and expected dividends of 2.5% per year.

-------------------------------------------------------------------------------

                                  (Continued)

                           COVEST BANCSHARES, INC.
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     DECEMBER 31, 1997, 1996, AND 1995
                  (TABLE AMOUNTS IN THOUSANDS OF DOLLARS)
-------------------------------------------------------------------------------

NOTE 13 - EMPLOYEE BENEFIT PLANS (Continued)

At year end, options outstanding were as follows:


   Number of options                                             1,264,118
   Range of exercise price                                  $4.45 - $17.67
   Weighted average exercise price                                   $9.91
   Weighted average remaining option life                          6 years
   For options now exercisable
     Number                                                        431,618
     Weighted average exercise price                                 $6.47

The Bank has established a Bank Incentive Plan ("BIP") in order to provide persons in key management positions with an ownership interest in the Company. Under the BIP, 182,176 shares have been awarded to key personnel. The stock granted under the BIP was restricted as to certain rights at the time of issuance. These restrictions were removed over a period of five years. During 1997 and 1996, 0 and 17,757 shares vested. The market value of the shares, determined at the date of grant, are charged to expense over the vesting period.

In 1993, the Company began to provide certain postretirement health care benefits for eligible employees. Employees may become eligible based on the number of years of service and if they reach normal retirement age while working for the Company. In addition, the Company maintains a retirement plan for directors which provides retirement benefits based upon the total number of years of service and average monthly fees received during the last three years of service as a director. Retirement benefits are payable upon retirement, as defined under the Plan, and are payable for ten years. In addition to the monthly retirement benefit, upon attainment of age 65, each director and their spouse is provided lifetime medical and dental coverage as a supplement to Medicare.

In accordance with Statement of Financial Accounting Standards No. 106, "Employers Accounting for Postretirement Benefits Other Than Pensions", the Company has elected to amortize the accumulated postretirement benefit obligation (APBO) over 20 years. At December 31, 1997 and 1996, respectively, the APBO was $973,000 and $706,000, and the postretirement benefit costs for each of the years ended December 31, 1997, 1996, and 1995 was $106,000, $124,000, $108,000, respectively. The annual rate of increase in the per capita cost of covered health care is assumed to be 11.5% for five years and 5.5% thereafter. The other related disclosures are not considered significant to the financial statements.

The Company and most of its outside directors have entered into various deferred compensation agreements. These agreements provide for guaranteed payments for a specified period (ranging from 60 to 180 months) after a specified age is attained (ranging from age 60 to age 72). The liability for each covered director is being accrued over the vesting period. Expense of $11,000, $62,000, and $152,000 has been included in compensation and benefits in the accompanying consolidated statements of income for the years ended December 31, 1997, 1996, and 1995, respectively.

The Company is the beneficiary of life insurance policies on the directors with an aggregate face value of approximately $2,700,000 and $2,800,000 at December 31, 1997 and 1996,

-------------------------------------------------------------------------------
                                 (CONTINUED)

                           COVEST BANCSHARES, INC.
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     DECEMBER 31, 1997, 1996, AND 1995
                  (TABLE AMOUNTS IN THOUSANDS OF DOLLARS)
-------------------------------------------------------------------------------

respectively. In addition, the policies had aggregate cash surrender values of approximately $548,000 and $308,000 at December 31, 1997 and 1996, respectively. During 1997, the Company received net insurance proceeds of $187,000 due to the death of a director.




-------------------------------------------------------------------------------
                                 (CONTINUED)

                           COVEST BANCSHARES, INC.
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     DECEMBER 31, 1997, 1996, AND 1995
                  (TABLE AMOUNTS IN THOUSANDS OF DOLLARS)
-------------------------------------------------------------------------------

NOTE 13 - EMPLOYEE BENEFIT PLANS (Continued)

The Company's Board of Directors adopted an ESOP for the benefit of all employees of the Bank. On June 30, 1992, in conjunction with the Bank's mutual to stock conversion, the ESOP acquired 579,600 shares of Company stock, at $4.45 per share for a total of $2,576,000. To fund the acquisition of Company stock, the ESOP borrowed $2,576,000 from the Company. The balance of this loan was $511,000 and $858,000 at December 31, 1997 and 1996, respectively, and is reflected as a reduction of stockholders' equity. The Company makes annual contributions to the ESOP equal to the ESOP's debt service. All dividends received by the ESOP are used to pay debt service. The ESOP shares are pledged as collateral for its debt. As the debt is repaid, shares are released from collateral and allocated to active employees, based on the proportion of debt service paid in the year. Debt of the ESOP is recorded as debt and the shares pledged as collateral are reported as unearned ESOP shares in the statement of financial condition. The Company recognizes compensation expense equal to the amount of cash contributed to the ESOP. ESOP contributions were $267,000, $290,000, and $303,000 for 1997, 1996, and 1995, respectively. The ESOP shares as of December 31 were as follows:

                                                       1997         1996
                                                      -------      -------
   Allocated shares                                   281,712      243,192
   Committed to be released                            51,782       69,537
   Suspense shares                                    110,593      194,129
                                                      -------      -------
      Total ESOP shares                               444,087      506,858
                                                      -------      -------
                                                      -------      -------

NOTE 14 - PARENT COMPANY ONLY FINANCIAL STATEMENTS

Presented below are the condensed balance sheets, condensed statements of income, and condensed statements of cash flows for CoVest Bancshares, Inc.

                              CONDENSED BALANCE SHEETS
                             December 31, 1997 and 1996

                                                           1997         1996
                                                         -------     -------
ASSETS
Cash in banks                                            $ 1,930     $   891
Securities                                                   408       3,939
Investment in Bank                                        45,842      44,638
Other assets                                                 552         532
                                                         -------     -------
                                                         $48,732     $50,000
                                                         -------     -------
                                                         -------     -------

-------------------------------------------------------------------------------
                                 (CONTINUED)

                           COVEST BANCSHARES, INC.
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     DECEMBER 31, 1997, 1996, AND 1995
                  (TABLE AMOUNTS IN THOUSANDS OF DOLLARS)
-------------------------------------------------------------------------------

NOTE 14 - PARENT COMPANY ONLY FINANCIAL STATEMENTS (Continued)

                                                          1997         1996
                                                         -------      -------
LIABILITIES AND STOCKHOLDERS' EQUITY
Other liabilities                                        $   438      $    56
Stockholders' equity
  Common stock                                                44           34
  Additional paid in capital                              19,365       22,155
  Retained earnings                                       28,410       33,990
  Treasury stock, at cost                                      -       (5,838)
  Unearned stock awards                                      (73)         (73)
  Unearned ESOP shares                                      (511)        (858)
  Unrealized gain on securities available-for-sale            50          343
  Unrealized gain on securities available-for-sale
   of subsidiary Bank                                      1,009          191
                                                         -------      -------
                                                          48,294       49,944
                                                         -------      -------
                                                         $48,732      $50,000
                                                         -------      -------
                                                         -------      -------

                           CONDENSED STATEMENTS OF INCOME
                   Years ended December 31, 1997, 1996, and 1995

                                                            1997       1996        1995
                                                           ------     -------     -------
Operating income
  Interest on investments                                  $   33     $    44     $    44
  Dividends received from subsidiary                        2,000      10,000       5,000
  Gain on sale of securities                                1,148           5          11
  Other                                                        53          95          98
                                                           ------     -------     -------
    Total operating income                                  3,234      10,144       5,153
Operating expenses                                            829         245         270
                                                           ------     -------     -------
INCOME BEFORE EQUITY IN UNDISTRIBUTED EARNINGS
  OF SUBSIDIARY                                             2,405       9,899       4,883

EQUITY (EXCESS)  IN UNDISTRIBUTED EARNINGS OF SUBSIDIARY      205      (8,310)     (2,272)
                                                           ------     -------     -------
NET INCOME                                                 $2,610     $ 1,589     $ 2,611
                                                           ------     -------     -------
                                                           ------     -------     -------


-------------------------------------------------------------------------------
                                 (CONTINUED)

                           COVEST BANCSHARES, INC.
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     DECEMBER 31, 1997, 1996, AND 1995
                  (TABLE AMOUNTS IN THOUSANDS OF DOLLARS)
-------------------------------------------------------------------------------

NOTE 14 - PARENT COMPANY ONLY FINANCIAL STATEMENTS (Continued)

                    CONDENSED STATEMENTS OF CASH FLOWS
               Years ended December 31, 1997, 1996, and 1995

                                                                1997       1996       1995
                                                               -------    -------    -------
OPERATING ACTIVITIES
  Net income                                                   $ 2,610    $ 1,589    $ 2,611
  Adjustments to reconcile net income to net cash
   provided by operating activities
    Equity (excess) in undistributed earnings of subsidiary       (205)     8,310      2,271
    Net gain on sales of securities                             (1,148)        (5)       (11)
    Change in
      Other assets                                                 (20)        (1)       177
      Other liabilities                                          1,098        (40)       129
                                                               -------    -------    -------
        Net cash provided by operating activities                2,335      9,853      5,177

INVESTING ACTIVITIES
  Purchase of securities                                          (100)    (2,853)    (2,299)
  Proceeds from sale of securities                               4,103        134        489
  Proceeds from maturity of securities                               -          -      2,000
                                                               -------    -------    -------
    Net cash provided by (used in) investing activities          4,003     (2,719)       190

FINANCING ACTIVITIES
  Proceeds from exercise of stock options,
   net of treasury shares issued                                   901        488        540
  Payment received on loan to ESOP                                 347        340        432
  Purchase of treasury stock                                    (5,302)    (8,053)    (4,969)
  Cash dividend paid, net of dividend reinvestments             (1,245)    (1,233)      (898)
                                                               -------    -------    -------
    Net cash used in financing activities                       (5,299)    (8,458)    (4,895)
                                                               -------    -------    -------
Net increase (decrease) in cash and cash equivalents             1,039     (1,324)       472
Cash and cash equivalents at beginning of year                     891      2,215      1,743
                                                               -------    -------    -------
CASH AND CASH EQUIVALENTS AT END OF YEAR                       $ 1,930    $   891    $ 2,215
                                                               -------    -------    -------
                                                               -------    -------    -------

-------------------------------------------------------------------------------
                                 (CONTINUED)
                                     81

                             COVEST BANCSHARES, INC.
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         DECEMBER 31, 1997, 1996, AND 1995
-------------------------------------------------------------------------------


NOTE 15 - QUARTERLY RESULTS OF OPERATIONS (Unaudited)

(In thousands, except per share data)


                                               Three Months Ended 1997
                                    -------------------------------------------------
                                    March 31    June 30    September 30   December 31
                                    --------    -------    ------------   -----------
Interest income                     $  9,678   $  9,922      $  9,605       $ 10,159
Interest expense                       5,856      6,067         5,733          6,258
                                    --------   --------      --------       --------
NET INTEREST INCOME                    3,822      3,855         3,872          3,901

Provision for possible loan losses       351        402           430          2,889
Other income                           1,071        832           909            860
Other expense                          2,513      2,796         2,748          3,248
                                    --------   --------      --------       --------

INCOME BEFORE INCOME TAXES             2,029      1,489         1,603         (1,376)
Income taxes                             712        502           562           (641)
                                    --------   --------      --------       --------
NET INCOME                          $  1,317   $    987      $  1,041       $   (735)
                                    --------   --------      --------       --------
                                    --------   --------      --------       --------
EARNINGS PER COMMON SHARE
   Basic                            $    .30   $    .23      $    .24       $   (.17)
   Diluted                               .29        .22           .23           (.17)


                                               Three Months Ended 1996
                                    -------------------------------------------------
                                    March 31    June 30    September 30   December 31
                                    --------    -------    ------------   -----------
Interest income                     $ 10,683   $ 10,502      $ 11,034       $ 10,158
Interest expense                       7,584      7,500         7,697          6,460
                                    --------   --------      --------       --------

NET INTEREST INCOME                    3,099      3,002         3,337          3,698

Provision for possible loan losses       190        342           300            565
Other income                           2,886        379           526            450
Special SAIF assessment                    -          -         3,033              -
Other expense                          2,716      2,691         2,540          2,872
                                    --------   --------      --------       --------


-------------------------------------------------------------------------------
                                  (Continued)



                               COVEST BANCSHARES, INC.
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          DECEMBER 31, 1997, 1996, AND 1995


INCOME BEFORE INCOME TAXES             3,079        348        (2,010)           711

Income taxes                           1,121         65          (753)           106
                                    --------   --------      --------       --------

NET INCOME                          $  1,958   $    283      $ (1,257)      $    605
                                    --------   --------      --------       --------
                                    --------   --------      --------       --------
EARNINGS PER COMMON SHARE
   Basic                            $    .40   $    .06      $   (.27)      $    .13
   Diluted                               .39        .06          (.27)           .12









-------------------------------------------------------------------------------
                                  (Continued)

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

          None.



                                PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT


Information concerning directors of the Registrant is incorporated herein by reference from the Company's definitive Proxy Statement for the 1997 Annual Meeting of Stockholders. Information concerning the executive officers of the Registrant is discussed in Item 1 of this Report, "Business--Executive Officers of the Company."

Section 16(a) of the Securities Exchange Act of 1934 requires that the Company's executive officers and directors and persons who own more than 10% of the Company Common Stock file reports of ownership and changes in ownership with the Securities and Exchange Commission and with the exchange on which the Company's shares of Company Common Stock are traded. Such persons are also required to furnish the Company with copies of all Section 16(a) forms they file. Based solely on the Company's review of the copies of such forms furnished to the Company and, if appropriate, representations made to the Company by any such reporting person concerning whether a Form 5 was required to be filed for the 1995 fiscal year, the Company is not aware that any of its directors and executive officers or 10% stockholders failed to comply with the filing requirements of Section 16(a) during the period commencing January 1, 1997 through December 31, 1997.

Item 11.  EXECUTIVE COMPENSATION

Information concerning executive compensation is incorporated herein by reference from the Company's definitive Proxy Statement for the 1997 Annual Meeting of Stockholders, except for information contained under the heading "Compensation Committee Report on Executive Compensation" and "Performance Graph."

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

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


-------------------------------------------------------------------------------

                                  PART IV

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
          FORM 8-K

A report on Form 8-K was filed on October 16, 1997 to report under Item 5, Other Events, that the Company issued a press release pertaining to net income for the quarter ended September 30, 1997.

A report on Form 8-K was filed on October 28, 1997 to report under Item 5, Other Events, that the Company announced a three-for-two stock split.

A report on Form 8-K was filed on November 25, 1997 to report under Item 5, Other Events, that the Company announced a regular quarterly dividend.

A report on Form 8-K was filed on December 31, 1997 to report under Item 5, Other Events, that its subsidiary, CoVest Banc would increase its Provision For Possible Loan Losses during the fourth quarter of 1997 to a total of approximately $4,100,000 which would result in a loss for the fourth quarter, 1997.


-------------------------------------------------------------------------------

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

COVEST BANCSHARES, INC.


   By: /s/ Larry G. Gillie                 By: /s/ Paul A. Larsen
   ----------------------------            -------------------------------
   Larry G. Gillie,                        Paul A. Larsen,
   President and                           Senior Vice-President,
   Chief Executive Officer                 Treasurer and Chief Financial
                                           Officer
   Date: March 6, 1998                     Date: March 6, 1998

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

   By: /s/ Donald J. Cameron               By: /s/ Larry G. Gillie
   ----------------------------------      -------------------------------
   Donald J. Cameron,                      Larry G. Gillie, President,
   Chairman of the Board                   Chief Executive Officer
                                           and Director
   Date: March 6, 1998                     Date: March 6, 1998

   By: /s/ George T. Drost                 By: /s/ John A. Flink
   -------------------------------         ---------------------------------
   George T. Drost, Director               John A. Flink, Director
   Date: March 6, 1998                     Date: March 6, 1998

   By: /s/ David M. Miller                 By: /s/ Gerald T. Niedert
   -----------------------------           ---------------------------------
   David M. Miller, Director               Gerald T. Niedert, Director
   Date: March 6, 1998                     Date: March 6, 1998

   By: /s/ David B. Speer                  By: /s/ Frank A. Svoboda
   -------------------------------         ----------------------------------
   David B. Speer, Director                Frank A. Svoboda, Jr., Director
   Date: March 6, 1998                     Date:  March 6, 1998

   By: /s/ Thomas TenHoeve
   ----------------------------------
   Thomas TenHoeve, Director
   Date: March 6, 1998



-------------------------------------------------------------------------------

                           COVEST BANCSHARES, INC.

                                Exhibit Index
                                      To
                          Annual Report of Form 10-K

EXHIBIT  DESCRIPTION                  INCORPORATED HEREIN BY          FILED    SEQUENTIAL
  NO.                                       REFERENCE TO             HEREWITH   PAGE NO.

 3.1     Certificate of               Exhibit 3.1 to the
         Incorporation of CoVest      Registration Statement on
         Bancshares, Inc.             Form S-1 filed with the
                                      Commission by CoVest
                                      Bancshares, Inc. on April 1,
                                      1992, as amended (SEC File
                                      No. 33-46909)

 3.2     Amendment to Certificate                                       X
         of Incorporation of CoVest
         Bancshares, Inc.

 3.3     Bylaws of CoVest             Exhibit 3.2 to the
         Bancshares, Inc.             Registration Statement of
                                      Form S-1 filed with the
                                      Commission by CoVest
                                      Bancshares, Inc. on April 1,
                                      1992, as amended (SEC File
                                      No. 33-46909)

 4.1     Specimen Stock Certificate                                     X
         of CoVest Bancshares,
         Inc.




10.1     Stock Option and Incentive   Exhibit 10.1 to the
         Plan                         Registration Statement of
                                      Form S-1 filed with the
                                      Commission by CoVest
                                      Bancshares, Inc. on April 1,
                                      1992, as amended (SEC File
                                      No. 33-46909)



10.2     Employment Agreement         Exhibit 10.2 to the 1995 10-K
         for Larry G. Gillie dated    filed with the Commission
         February 26, 1996            by CoVest Bancshares, Inc.
                                      on March 28, 1996
                                      (Commission File No. 0-20160)

10.3     Form of Change of                                              X
         Control Agreement for
         Paul A. Larsen
         Allen J. Bishop
         Joseph H. Tillotson
         Lawrence J. Schmidt
         Vernon J. Wiggenhauser

10.4     Form of Change of                                              X
         Control Agreement for
         R. Kennedy Alger

10.5     Bank Incentive Plan and      Exhibit 10.4 to the
         Trusts                       Registration Statement of
                                      Form S-1 filed with the
                                      Commission by CoVest
                                      Bancshares, Inc. on April 1,
                                      1992, as amended (SEC File
                                      No. 33-46909)

10.6     Employee Stock               Exhibit 10.5 to the
         Ownership Plan               Registration Statement of
                                      Form S-1 filed with the
                                      Commission by CoVest
                                      Bancshares, Inc. on April 1,
                                      1992, as amended (SEC File
                                      No. 33-46909)

10.7     Profit Sharing/401(k) Plan   Exhibit 10.1 and 10.2 to the
         and Trust Agreement          March 31, 1995 10-Q, filed
                                      with the Commisssion by
                                      CoVest Bancshares, Inc. on
                                      May 11, 1995 (Commission
                                      File No. 0-20160)

10.8     Amendment 1995-1 to          Exhibit 10.1 to the June 30,
         CoVest Bancshares, Inc.      1995 10-Q, filed with the
         1992 Stock Option and        Commission by CoVest
         Incentive Plan               Bancshares, Inc. on August 8,
                                      1995 (Commission File


                                      No. 0-20160)

10.9     Amendment 1997-1 to                                            X
         CoVest Bancshares, Inc.
         1992 Stock Option and
         Incentive Plan

10.10    1996 Stock Option and                                          X
         Incentive Plan

10.11    Amendment 1997-1 to                                            X
         1996 Stock Option and
         Incentive Plan

10.12    Data Processing Contract                                       X
         with M & I

21.1     Subsidiaries of the                                            X
         Registrant

23.1     Consent of Crowe Chizek                                        X

99.1     Proxy Statement and proxy    Schedule 14A filed with the
         (except such portions        Commission on March 24,
         incorporated by reference    1998.
         into this Form 10-K, such
         materials shall not be
         deemed to be "filed" with
         the Commission)

                                      3