Form 10-Q
period 1998-03-31
COVEST BANCSHARES INC
filed 1998-05-14
CIK 885694

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549
                  -----------------------------

                            FORM 10-Q

        Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934


For the Quarterly Period Ended          Commission File Number
      March 31, 1998                           0-20160

                  -----------------------------

                    COVEST BANCSHARES, INC.
     (Exact name of registrant as specified in its charter)


          Delaware                           36-3820609
(State or other jurisdiction       (I.R.S. Employer Identification
     of incorporation or                      Number)
        organization)

749 Lee Street, Des Plaines, Illinois               60016
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

                    Yes  --X--            No  -----

As of May 12, 1998, the Registrant had issued and outstanding 4,403,803 shares of the Registrant's Common Stock. In addition, it had also repurchased 47,970 shares which were being held as treasury stock.
The aggregate market value of the voting stock held by non-affiliates of the Registrant as of May 12, 1998, was $68,427,874.

                  	  COVEST BANCSHARES, INC.

                        Table of Contents

PART I.   FINANCIAL INFORMATION (UNAUDITED)              PAGE NO.


          Item 1.   Financial Statements....................3

          Item 2.   Management's Discussion and
                    Analysis of Financial Condition and
                    Results of Operations..................13

PART II.  OTHER INFORMATION

          Item 1.   Legal Proceedings......................24
          Item 2.   Changes in Securities..................24
          Item 3.   Defaults upon Senior Securities........24
          Item 4.   Submission of Matters to a Vote
                     of Security Holders...................24
          Item 5.   Other Information......................24
          Item 6.   Exhibits and Reports of Form 8-K.......25

          Form 10-Q Signatures.............................25

PART 1.   FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements see notes to condensed consolidated financial statements (unaudited)

COVEST BANCSHARES INC.
CONSOLIDATED STATEMENTS OF CONDITION
(Unaudited)                                MAR. 31,     DEC. 31,
(Dollars in thousands except                 1998         1997
   per share amounts)                     ---------    ---------

ASSETS
------
CASH AND CASH EQUIVALENTS                 $  7,026   $   23,470

INVESTMENTS:
  Securities Available-for-Sale             41,271       35,840
  Mortgage-Backed Securities and
    Related Securities Available-
    for-Sale                               111,495      120,753
  Federal Home Loan Bank Stock and
   FRB Stock                                 8,829        7,579
                                          ---------    ---------
TOTAL INVESTMENTS                          161,596      164,172

LOANS RECEIVABLE:
  Mortgage Loans                           217,024      236,077
  Commercial Real Estate Loans              85,060       69,386
  Commercial Loans and Leases               32,287       16,778
  Consumer Loans                            58,161       59,245
  Mortgage Loans held for Sale               3,989          -0-
                                          ---------    ---------
TOTAL LOANS RECEIVABLE                     396,522      381,486
  Allowance for Possible Loan Loss         ( 4,161)     ( 3,977)
                                          ---------    ---------
LOANS RECEIVABLE, NET                      392,361      377,509

ACCRUED INTEREST RECEIVABLE                  3,625        3,487
PREMISES AND EQUIPMENT                      11,089       10,767
OTHER REAL ESTATE OWNED                        280          -0-
OTHER ASSETS                                 3,080        3,317
                                          ---------    ---------
TOTAL ASSETS                              $579,057     $582,722
                                         ==========    =========

                                           MAR. 31,     DEC. 31,
                                             1998         1997
                                          ---------    ---------

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
LIABILITIES:
  Deposits:
Non-Interest Bearing                      $   9,762    $  14,112
NOW and Money Market Accounts                92,746       78,311
Savings Accounts                             57,333       59,562
Certificates of Deposit                     196,103      219,767
                                           --------     --------
                                            355,944      371,752
  Short-Term Borrowings and Securities
    Sold U/A to Repurchase                   65,553       76,956
  Long-Term Advances from Federal
    Home Loan Bank                          100,000       75,000
  Advances from Borrowers for
    Taxes and Insurance                       2,353        2,914
  Accrued Expenses and Other Liabilities      7,203        7,806
                                          ---------    ---------
TOTAL LIABILITIES                           531,053      534,428

STOCKHOLDERS' EQUITY:
  Common Stock, par value $.01 per share;
    7,500,000 authorized shares; 4,403,803
    and 4,365,761 shares issued at
    3/31/98 and 12/31/97 respectively            44           44
  Additional Paid-in Capital                 19,520       19,365
  Retained Earnings                          29,071       28,410
  Treasury Stock, 53,205 shares; and 0
    shares, held at cost
    3/31/98 and  12/31/97 respectively       (  905)         -0-
  ESOP Loan                                  (  476)     (   511)
  Unearned Stock Award                       (   73)     (    73)
  Accumulated Other Comprehensive
    Income                                      823        1,059
                                          ---------     ---------
TOTAL STOCKHOLDERS' EQUITY                   48,004       48,294
                                          ---------     ---------
TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY                    $   579,057     $582,722

                                          =========     =========

COVEST BANCSHARES INC.
CONSOLIDATED STATEMENTS OF INCOME            THREE MONTHS ENDED
(Unaudited)                                 MAR. 31,     MAR. 31,
(Dollars in thousands)                       1998         1997
                                          ---------    ---------
INTEREST INCOME
  Loans Receivable                          $ 7,566      $ 6,638
  Mortgage-Backed and Related Securities      1,924        1,936
  Securities                                    664          959
  Other Interest and Dividend Income            293          145
                                           ---------    ---------
  Total Interest Income                      10,447        9,678
INTEREST EXPENSE
  Deposits                                    4,144        4,740
  Advances from Federal Home Loan Bank        2,166          908
  Other Borrowed Money                           93          208
                                           ---------    ---------
  Total Interest Expense                      6,403        5,856
NET INTEREST INCOME                           4,044        3,822
  Provision for Possible Loan Losses            399          351
NET INTEREST INCOME AFTER PROVISION        ---------    ---------
  FOR POSSIBLE LOAN LOSSES                    3,645        3,471
NON-INTEREST INCOME
  Loan Charges and Servicing Fees               531          267
  Deposit Related Charges and Fees              219          178
  Gain on Sale of Securities                    256          563
  Insurance and Annuity Commissions             141           15
  Other                                          39           48
                                           ---------    ---------
TOTAL NON-INTEREST INCOME                     1,186        1,071
NON-INTEREST EXPENSE
  Compensation and Benefits                   1,667        1,218
  Occupancy and Equipment                       500          395
  Federal Insurance Premium                      60            7
  Data Processing                               306          206
  Advertising                                    87           43
  Other Real estate Owned                         6          -0-
  Other                                         666          644
                                           ---------    ---------
TOTAL NON-INTEREST EXPENSE                    3,292        2,513
                                           ---------    ---------
INCOME BEFORE TAXES                           1,539        2,029
  Income Tax Provision                         (530)      (  712)
                                           ---------    ---------
NET INCOME                                  $ 1,009      $ 1,317
                                           =========    =========

COVEST BANCSHARES INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS        THREE MONTHS ENDED
(Unaudited)                                 MAR. 31,     MAR. 31,
(Dollars in thousands)                        1998         1997
                                           ---------    ---------
OPERATING ACTIVITIES
  Net Income                                $ 1,009      $ 1,317
  Adjustments to Reconcile Net Income to
   Cash Provided by Operating Activities
    Depreciation and Amortization of
       Premises and Equipment                  262           181
    Provision for Possible Loan Losses         399           351
    Net Gain on Sale of Securities           ( 256)      (   563)
    Change In:
      Prepaid Expenses and Other Assets        237             7
      Accrued Interest Receivable            ( 138)      (   937)
      Accrued Expenses and Other Liabilities ( 291)          677
                                           ---------    ---------
NET CASH FROM OPERATING ACTIVITIES           1,222         1,033

CASH FLOWS FROM INVESTING ACTIVITIES
  Loan Originations, Net of Principal
    Payments                              ( 15,531)      ( 9,480)
  Principal Payments on Mortgage-Backed
    and Related Securities                   8,938         2,860
  Purchases of Mortgage-Backed and
    Related Securities                    (  9,746)          -0-
  Purchases of Securities                 ( 21,175)      ( 9,977)
  Proceeds from Sales and Maturities
    of Securities                           25,831         2,157
  Purchase of Federal Home Loan Bank
    and Federal Reserve Bank Stock        (  1,250)          -0-
  Purchase of Office Properties and
    Equipment                             (    584)      (    97)
                                           ---------    ---------
NET CASH FROM INVESTING ACTIVITIES        ( 13,517)      (14,537)

                                             THREE MONTHS ENDED
                                            MAR. 31,     MAR. 31,
                                              1998         1997
                                           ---------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES
  Net Increase (Decrease) in NOW Accounts,
    Money Markets, Savings and
    Certificates of Deposit                 (15,808)       4,708
  Net Borrowings of Federal
    Home Loan Bank Advances                  25,000          -0-
  Proceeds (Repayments) from Other
    Borrowings                              (11,403)       7,997
  Net Change in Mortgage Escrow Funds       (   561)    (  1,541)
  Purchase of Common Stock Net of
    Proceeds from Exercise of Stock Options ( 1,064)    (    510)
  Payment Received on Loan to ESOP               35           33
  Dividend Paid, Net of Dividend
    Reinvestment Program                   (    348)    (    302)
                                           ---------    ---------
NET CASH FROM FINANCING ACTIVITIES         (  4,149)      10,385
                                           ---------    ---------

NET DECREASE IN CASH AND
  CASH EQUIVALENTS                         ( 16,444)     ( 3,119)

CASH AND CASH EQUIVALENTS, BEGINNING         23,470       12,837
                                           ---------    ---------
CASH AND CASH EQUIVALENTS, ENDING           $ 7,026      $ 9,718
                                           =========    =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
  Interest Paid                             $ 6,311      $ 5,681
  Income Taxes Paid                             -0-          -0-

COVEST BANCSHARES INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(Unaudited)
(Dollars in thousands)
Three months ended March 31, 1997 and 1998

                                                                                                     ACCUMULATED
                                            ADDITIONAL                                    UNEARNED   OTHER
                                    COMMON   PAID-IN    RETAINED   TREASURY      ESOP       STOCK    COMPREHENSIVE
                                     STOCK   CAPITAL    EARNINGS    STOCK        LOAN       AWARD    INCOME       TOTAL
------------------------------------------------------------------------------------------------------------------------

Balance at December 31, 1996          $ 34   $22,155    $33,990    ($5,838)     ($ 858)      ($ 73)    $  534    $49,944

Net Income                                                1,317                                                   1,317

Change in Unrealized Gain on Securities
 Available-for-sale                                                                                     (626)      (626)
                                                                                                                --------

Comprehensive Income                                                                                                691
                                                                                                                --------
Cash Dividends ($.0667 per share)                        (  303)                                                 (  303)

Purchase of Treasury Stock                                           (1,371)                                     (1,371)

Principal payment on ESOP Loan                                                     33                                33

Treasury Stock Reissued in Conjunction
 with Stock Option Exercises                               (200)        560                                         360

-----------------------------------------------------------------------------------------------------------------------

Balance at March 31, 1997             $34    $22,155    $34,804   ($ 6,649)     ($  825)     ($ 73)    ($   92)   $49,354
========================================================================================================================

Balance at December 31, 1997          $44    $19,365    $28,410    $     -      ($  511)     ($ 73)    $ 1,059    $48,294

Net Income                                                1,009                                                   1,009

Change in Unrealized Loss on Securities
  Available-for-Sale                                                                                  (  236)    (  236)
                                                                                                                --------

Comprehensive Income                                                                                                773
                                                                                                                --------
Cash Dividends ($.08 per share)                         (   348)                                                 (  348)

Purchase of Treasury Stock                                          (1,447)                                      (1,447)

Principal Payment on ESOP Loan                                                     35                                35

Treasury Stock Reissued in Conjunction
  with Stock Option Exercises                (  159)                   542                                          383

Tax Benefits related to
  Employee Stock Option Plans                   314                                                                 314

------------------------------------------------------------------------------------------------------------------------

Balance at March 31, 1998     	    $44      $19,520    $29,071      ($ 905)     ($  476)     ($ 73)    $  823     $48,004
========================================================================================================================

COVEST BANCSHARES INC.
AVERAGE BALANCE SHEET
(Unaudited)
(Dollars in thousands)
The following table sets forth certain information related to the Company's average balance sheet.  It reflects the average yield on assets and average cost of liabilities for the periods indicated, as derived by dividing income or expense by the average daily balance of assets or liabilities, respectively, for the periods indicated.
                                                                    THREE MONTHS ENDED
                                ----------------------------------------------------------------------------------------
                                             MARCH 31, 1998                                   MARCH 31, 1997
                                -----------------------------------------        ---------------------------------------
                                                                AVERAGE                                          AVERAGE
                                   AVERAGE                       YIELD/             AVERAGE                       YIELD/
                                   BALANCE        INTEREST        COST              BALANCE        INTEREST        COST
                                -----------------------------------------        ---------------------------------------
INTEREST-EARNING ASSETS:
  Mortgage Loans                 $229,305          $4,168         7.27%           $252,894        $ 4,706         7.44%
  Commercial Loans and Leases      21,654             410         7.57               8,330            144         6.91
  Commercial Real Estate           77,650           1,641         8.45              23,265            479         8.22
  Consumer Loans                   58,469           1,347         9.19              57,601          1,309         9.09
  Mortgage-Backed and
   Related Securities             112,814           1,924         6.82             110,465          1,936         7.01
  Investment Securities            39,446             613         6.22              59,476            964         6.48
  Other Investments                25,101             344         5.48              10,249            140         5.46
                                -----------------------------------------        ---------------------------------------
Total Interest-Earning Assets    $564,439         $10,447         7.40%           $522,280        $ 9,678         7.41%

Non-Interest Earning Assets        23,765                                           18,920
                                -----------------------------------------        ---------------------------------------

TOTAL ASSETS                     $588,204                                         $541,200
                                =========================================        =======================================

INTEREST-BEARING LIABILITIES:
  Interest-Bearing Checking      $ 22,071           $  75         1.36%           $ 21,551       $     95         1.76%
  Savings                          58,352             360         2.47              65,296            403         2.47
  Money Market                     62,401             757         4.85              44,905            527         4.69
  Certificates of Deposit         200,489           2,819         5.62             253,322          3,584         5.66
  Jumbo CD's                        9,335             133         5.69               9,447            131         5.55
  FHLB Advances                   156,111           2,166         5.55              61,378            908         5.91
  Other Borrowed Funds              7,532              93         4.99              15,988            208         5.23
                                -----------------------------------------        ---------------------------------------

Total Interest-Bearing
  Liabilities                    $516,291          $6,403         4.96%           $471,887        $ 5,856         4.96%

Non-Interest Bearing
  Deposits                         12,596                                           10,029

Other Liabilities                  11,623                                            9,425
                                -----------------------------------------        ---------------------------------------

TOTAL LIABILITIES                $540,510                                         $491,341
                                -----------------------------------------        ---------------------------------------

Stockholders' Equity               47,694                                           49,859
                                -----------------------------------------        ---------------------------------------
TOTAL LIABILITIES AND
  STOCKHOLDERS' EQUITY           $588,204                                         $541,200
                                =========================================        =======================================

NET INTEREST INCOME                               $4,044                                        $ 3,822
                                -----------------------------------------        ---------------------------------------
NET INTEREST RATE SPREAD (1)                                      2.44%                                           2.45%
                                -----------------------------------------        ---------------------------------------
NET INTEREST MARGIN (2)                                           2.87%                                           2.93%
                                -----------------------------------------        ---------------------------------------

(1) Interest Rate Spread is calculated by subtracting the average cost of interest-bearing liabilities from the average rate on interest-earning assets.
(2) Net Interest Margin is calculated by dividing net interest income by average interest-earning assets.


                       COVEST BANCSHARES INC.
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              (Unaudited)

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

The results of operations and other data for the quarter ended
March 31, 1998 are not necessarily indicative of results that may be expected for the entire year ended December 31, 1998.

In the opinion of management, the unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial condition of CoVest Bancshares, Inc. (the "Company"), including its wholly owned subsidiary, CoVest Banc (the
"Bank"), as of March 31, 1998 and December 31, 1997, the results of the Company's operations for the three months ended March 31, 1998 and 1997, its cash flows for the three months ended March 31, 1998 and 1997, its changes in stockholders' equity for the three months ended March 31, 1998 and 1997, and its average balance sheet for the three months ended March 31, 1998 and 1997.

Certain amounts in prior condensed consolidated financial statements have been reclassified to conform with the March, 1998 presentation.


(2)     Nature of Operations

CoVest Bancshares, Inc. formerly known as FirstFed Bancshares, Inc. (the "Company") is a bank holding company organized under the laws of the state of Delaware. During 1997, the Company converted its bank subsidiary, First Federal Bank, to a national bank charter and concurrently changed the name to CoVest Banc, National Association (the "Bank"). The Company provides a full line of financial services to customers within nine counties in northeast Illinois from its four locations. The Bank opened a mortgage loan center in McHenry, Illinois in mid-February.

A reconciliation of the numerators and denominators for earnings per common share dilution computations for the period ended March 31, 1998 and 1997 were presented below: (dollars and shares in thousands)


                                    Period Ended March 31
                                    ---------------------
                                    1998            1997
Earnings per share:
   Net Income                      $1,009         $1,317
   Weighted average common
    shares outstanding              4,238          4,367
                                    -----          -----
   Earnings per share              $  .24         $  .30
                                    =====           ====

Earnings per share assuming dilution:
   Net Income                      $1,009         $1,317
                                     ====           ====
   Weighted average common
    shares outstanding              4,238          4,367
   Add: dilutive effect of assumed
        exercises, incentive stock
        options and management
        retention plan                276            230
                                     ----           ----
   Weighted average common and
    diluted potential common
    shares outstanding              4,514          4,597
                                     ====           ====

   Diluted earnings per share      $  .22            .29
                                     ====           ====


(3)	   Stock Repurchase Program

On October 27, 1997, the Company's Board of Directors approved a Stock Repurchase Program, the Company's twelfth, which enabled the Company to repurchase up to 150,000 (post-splits) shares of its outstanding stock. On May 12, 1998, the buyback was completed at an average price of $16.74.

On May 12, 1998 the Company's Board of Directors announced a new Stock Repurchase Program, the Company's thirteenth, enabling the company to repurchase up to 100,000 shares of its outstanding stock. These purchases will be made in the open market and/or through privately negotiated transactions. The stock will be used for the issuance of shares in connection with the exercises of previously granted stock options.


(4)     Stock Dividend and Cash Dividend

On December 1, 1997, the second three-for-two stock split, payable in the form of a one-for-two stock dividend occurred. All amounts have been restated to show the effect of this stock dividend. The regular quarterly dividend for the fourth quarter of 1997 and first quarter of 1998 was paid at $.08 per share post-split.


(5)     Regulatory Capital Requirements

Pursuant to the Financial Institutions Reform, Recovery and Enforcement Act of 1989 ("FIRREA"), as implemented by regulations promulgated by the Office of Comptroller of Currency (the "OCC"), National banks must meet three separate minimum capital requirements. The following table summarizes, as of March 31, 1998, the Bank's capital requirements under FIRREA and its actual capital ratios. As of March 31, 1998, the Bank exceeded all current minimum regulatory capital requirements.


                                     BANK ONLY
               ----------------------------------------------------
                 Actual         Regulatory         Excess Above
                Capital        Capital Req.        Capital Req.
                 Amount   %      Amount       %        Amount    %
               -------  ------  -------     -----    -------   -----
                              (Dollars in Thousands)
Total Capital to
  Risk Weighted
    Assets      $46,173   16.51%   $22,641    8.00%    $23,532   8.51%
Tier I Capital to
  Risk Weighted
    Assets       42,012   15.02     11,321    4.00      30,691  11.02
Tier I Capital to
  Average Assets 42,012    7.14     23,528    4.00      18,483   3.14

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



ITEM 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS

OVERVIEW
--------
The Company's business activities currently consist of ownership of the Bank, and investments in other equity securities. The Bank's principal business consists of attracting deposits from the public and investing these deposits, together with funds generated from operations, primarily in commercial loans, leases and commercial real estate, and consumer loans. It is management's intention that commercial loans will become an increasingly larger portion of the total loan portfolio as the balance sheet is restructured to become more like that of a community bank. The Bank's deposit accounts are insured to the maximum allowable by the Federal Deposit Insurance Corporation (the "FDIC").

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


FINANCIAL CONDITION
-------------------
Total consolidated assets of the Company decreased by $3.6 million from $582.7 million at December 31, 1997, to $579.1 million at March 31, 1998.

The composition of the loan portfolio continues to change as commercial loans, commercial real estate, construction, and leases increased by $31 million, or 36%, from year-end 1997. These loans and leases now represent almost 30% of total loans receivable, up from 23% at year-end 1997, and up from less than 10% at March 31, 1997. Management expects the composition of commercial loans, commercial real estate, construction, and leases to become a larger percentage of the overall loan portfolio and assets mix, as $43 million of approved and accepted commitments were outstanding as of March 31, 1998. Total loans increased by $15 million during the first quarter of 1998.

During the first quarter of 1998, residential mortgage loans decreased by $19 million as borrowers took advantage of lower rates and refinanced their mortgages, many through the Company's new mortgage center. Almost $4 million of loans originated by the mortgage center were held for sale at the end of the first quarter, 1998. The market value of these loans approximated their book value at March 31, 1998. Located in McHenry, Illinois, the mortgage center opened on February

12, 1998, and makes residential mortgages that are sold on a service released basis to the secondary market.

At March 31, 1998, the allowance for possible loan losses amounted to almost $4.2 million. This represented coverage of 1.05% of total loans as of March 31, 1998, and is approximately the same coverage which existed at year-end 1997.

Securities available-for-sale increased by $5.5 million as various municipal bonds and short-term governments were added to the portfolio. All of these mature under five years.

Mortgage-backed and other mortgage-related securities decreased $9.3 million or 7.7% from December 31, 1997. The proceeds from the sales of, and paydowns on, mortgage-backed securities were used to fund additional commercial real estate and commercial leases.

Deposits decreased to $356 million at March 31, 1998, from $371.8 million at December 31, 1997. Most of this decrease centers on the Bank's prior reliance on certificates of deposit which, as a percentage of deposits, have decreased to 55% as of March 31, 1998, from 59% as of December 31, 1997. The only deposit account to show growth was in the Bank's Preferred Money Market account. This account is indexed to the 91 day U.S. Treasury Bill rate and reflects the weekly change that occurs as a result of the auction in the bond market.

Stockholders' equity totaled $48 million at March 31, 1998. At quarter-end, the number of common shares outstanding was 4,350,598 and the book value per common share outstanding was $11.03. This compares to December 31, 1997, when the number of common shares outstanding was 4,365,761 and the book value per common share outstanding was $11.06. At May 11, 1998, approximately 6,000 shares remain to be repurchased under the current stock repurchase program.

At March 31, 1998, total non-performing assets amounted to $1.4 million, or 0.25% of total assets compared to $1.3 million, or 0.22% of total assets at December 31, 1997. Management believes the reserves for possible loan losses to be adequate. There were no commercial real estate, multi-family, construction, or commercial loans and leases non-performing as of March 31, 1998. Furthermore, 76% of non-performing loans were single family mortgages.

The following table sets forth the amounts and categories of non-performing loans and assets.

                                     March 31, 1998    Dec. 31, 1997
                                      -------------    -------------
                                          (Dollars in Thousands)
Non-performing loans:
  Mortgage Loans                     $     876         $    1,137
  Commercial Real Estate Loans             -0-               -0-
  Commercial Loans & Leases                -0-               -0-
  Consumer                                 273                167
                                       -------------    -------------
Total non-performing loans          $    1,149         $    1,304

Other real estate owned             $      280         $      -0-
Other repossessed assets                   -0-                -0-
                                       -------------    -------------
Total non-performing assets         $    1,429         $    1,304

Total non-performing loans as
  a percentage of net loans                .29%               .35%

Total non-performing assets as
  a percentage of total assets             .25%               .22%



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

The Company's cash flows are a result of three principal activities: operating activities, investing activities and financing activities. Net cash provided by operating activities, primarily net income, was $1.2 million for the three months ended March 31, 1998. Net cash used in investing activities was $13.5 million for the three months ended March 31, 1998. Net cash used in financing activities amounted to $4.2 million for the three months ended March 31, 1998.

The Company uses its liquidity to meet its ongoing commitments to fund maturing certificates of deposit and deposit withdrawals, repay borrowings, fund existing and continuing loan commitments, and pay operating expenses. At March 31, 1998, the Company had commitments to originate loans and undisbursed loan balances totaling $43 million, and its customers had approved but unused lines of credit totaling $62.6 million. The Company considers its liquidity and capital resources to be adequate to meet its foreseeable short and long-term needs. The Company expects to be able to fund or refinance, on a timely basis, its material commitments and long-term liabilities.

SELECTED RATIOS
---------------
(unaudited)                             THREE MONTHS ENDED
                                       MARCH 31,   MARCH 31,
                                           1998        1997
                                       --------------------
Annualized Return on Avg. Equity           8.46%      10.73%
Annualized Return on Avg. Assets           0.69%       0.96%
Book Value per Share                     $11.03      $10.91
Closing Market Price per Share           $17.25      $11.83

Earnings per Primary Share:
Basic                                    $  .24      $  .30
Diluted                                     .22         .29

Interest Margin                            2.87%       2.93%

Ratio of Operating Expense to
     Average Total Assets,
     Annualized                            2.24%       1.86%
Ratio of Net Interest Income to
     Non-Interest Expense,
     Annualized                            1.23x       1.52X






RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND
1997
----------------------------------------------------------------------

GENERAL. Net income for the three months ended March 31, 1998 totaled $1,009,000, or $0.24 (basic) and $0.22 (diluted) earnings per share, a decrease of 23% from the $1,317,000, or $0.30 (basic) and $0.29
(diluted) earnings per share for the like quarter in 1997.

NET INTEREST INCOME. Net interest income increased by $222,000, or 6%, for the first quarter of 1998 compared to the first quarter of 1997. The Company's net interest margin decreased 6 basis points, or 2%, to 2.87% for the first quarter of 1998 from 2.93% for the first quarter of 1997. The interest rate spread averaged 2.44% for 1998 and 2.45% during the first quarter of 1997. The volume of earning assets increased by $42.2 million between the two periods while the average yield remained constant at approximately 7.40%. The net interest margin for the fourth quarter of 1997 was 2.91% and the net interest spread was 2.42%. The Bank entered into an arbitrage transaction during the second half of the fourth quarter of 1997, using Federal Home Loan Bank borrowings which mature in late 1998 to fund two large mortgage backed security pools. This arbitrage accounted for $50 million in increased volume during the first quarter of 1998 and has an average spread of 72 basis points.

The cost of interest bearing liabilities remained constant between the two periods at 4.96%. The composition of the liabilities changed as money market accounts continue to be a larger percentage of the Bank's deposit funding source replacing the shrinking pool of certificates of deposit. As detailed above, $50 million of the increase in Federal Home Loan Bank borrowings are to fund mortgage-backed securities.

PROVISION FOR POSSIBLE LOAN LOSSES. The provision for possible loan losses was increased by $48,000, or 14%, to $399,000 for the first quarter of 1998. The Company, and the banking industry as a whole, has seen more credit card charge-offs resulting from personal bankruptcies. For the quarter ended March 31, 1998, 71% of all of the Company's charge-offs were attributable to personal bankruptcy filings. Based upon most recent experience of other credit card lenders, losses are expected to continue at this level in the near term. Management regularly conducts a review of its loan portfolio, write-off experiences and adequacy of allowance, and believes the allowance to be adequate.

LOAN LOSS ALLOWANCE ANALYSIS. The following table sets forth an analysis of the Company's allowance for possible loan losses for the periods indicated.


                                           Three Months Ended
                                          March 31,     March 31,
                                            1998          1997
                                         ---------     ---------
                                          (Dollars in Thousands)

Balance at beginning of period          $   3,977       $    1,424
Charge-offs:
  Mortgage Loans                        $      38       $      -0-
  Commercial Real Estate Loans                -0-              -0-
  Commercial Loans and Leases                 -0-              -0-
  Consumer                                    233              276
                                           --------         --------
Total                                         271              276
                                           --------         --------

Recoveries:
  Mortgage Loans                        $     -0-       $      -0-
  Commercial Real Estate Loans                -0-              -0-
  Commercial Loans & Leases                   -0-              -0-
  Consumer                                     56               14
                                           --------         --------
Total                                          56               14
                                           --------         --------
 Net charge-offs                              215              262

Additions charged to
  operations                                  399              351
                                           --------        ---------
Balance at end of period                 $  4,161           $1,513

Ratio of net charge-offs during
  the period to average loans
  outstanding during the period              0.06%            0.08%

Ratio of allowance for possible
  loan losses to non- performing loans       3.62x            1.16x

NET INTEREST INCOME AFTER PROVISION FOR POSSIBLE LOAN LOSSES. Net interest income after provision for possible loan losses increased by $174,000 or 5% to $3,645,000 for the three month period ended March 31, 1998, as compared to $3,471,000 for the three month period ended March 31, 1997.

NON-INTEREST INCOME. Non interest income excluding security gains increased $422,000, or 83%, from the comparable quarter last year. Loan charges, sales and servicing fees increased by $264,000 to $531,000, deposit related charges and fees increased by $41,000 to $219,000, and income from sales of annuities and securities by CoVest Investments increased by $126,000 to $141,000. Realized gains of $256,000 on sales of securities were also recorded. This is a decrease of $307,000 in net gains on security sales from the comparable quarter in 1997.

NON-INTEREST EXPENSE. Non-interest expense increased $779,000, or 31% for the first quarter of 1998 from the comparable quarter in 1997. Over 57%, or $449,000, is related to compensation, commissions and employee benefits resulting from the increase in the number of personnel. Additionally, other operating expense increases included $105,000 in occupancy expenses, a $53,000 increase in Federal Deposit Insurance Premium, a $100,000 increase in data processing expenses and a $44,000 increase in advertising. The data processing expense included $75,000 related to testing computer hardware and software to be Year 2000 compliant.

INCOME TAX EXPENSE. Income tax expense decreased $182,000 to $530,000 for the quarter ended March 31, 1998, compared to $712,000 for the same period in 1997, primarily due to the decrease in income.

QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK. In an attempt to manage the Bank's exposure to changes in interest rates, management closely monitors the Bank's interest rate risk.

Interest rate risk results when the maturity or repricing intervals and interest rate indices of the interest-earning assets, interest-bearing liabilities, and off-balance sheet financial instruments are different, creating a risk that changes in the level of market interest rates will result in disproportionate changes in the value of, and the net earnings generated from, the Company's interest-earning assets, interest-bearing liabilities, and off-balance sheet financial instruments. The Company's exposure to interest rate risk is managed primarily through the Company's strategy of selecting the types and terms of interest-earning assets and interest-bearing liabilities which generate favorable earnings, while limiting the potential negative effects of changes in market interest rates.
Since the Company's primary source of interest-bearing liabilities is customer deposits, the Company's ability to manage the types and terms of such deposits may be somewhat limited by customer preferences in the market areas in which the Company operates. Borrowings, which include FHLB Advances, short-term borrowings, and long-term borrowings, are generally structured with specific terms which in management's judgment, when aggregated with the terms for outstanding deposits and matched with interest-earning assets, mitigate the Company's exposure to interest rate risk. The rates, terms and interest rate indices of the Company's interest-earning assets result primarily from the Company's strategy of investing in loans and securities (a substantial portion of which have adjustable-rate terms) which permit the Company to limit its exposure to interest rate risk, together with credit risk, while at the same time achieving a positive interest rate spread from the difference between the income earned on interest-earning assets and the cost of interest-bearing liabilities.

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

The following table presents the Bank's current exposure to hypothetical changes in interest rates as of March 31, 1998:

                                                          Percent Change in
         Change in Interest Rates    Percent Change in      MV of Portfolio
              (basis points)        Net Interest Income         Equity
         ------------------------   -------------------    -----------------

                  +200                     (8%)                   (20%)

                   100                     (4)           			      (11 )

                     0                      0                       0

                  -100                      3                      10

                  -200                      6                      19


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

RECENT REGULATORY DEVELOPMENTS
-----------------------------------------------------------


Year 2000
   	The federal banking regulators have issued several statements providing guidance to financial institutions on the steps the regulators expect financial institutions to take to become Year 2000 compliant. Each of the federal banking regulators is also examining the financial institutions under its jurisdiction to assess each institution's compliance with the outstanding guidance. If an institution's progress in addressing the Year 2000 problem is deemed by its primary federal regulator to be less than satisfactory, the institution will be required to enter into a memorandum of understanding with the regulator which will, among other things, require the institution to promptly develop and submit an acceptable plan for becoming Year 2000 compliant and to provide periodic reports describing the institution's progress in implementing the plan. Failure to satisfactorily address the Year 2000 problem may also expose a financial institution to other forms of enforcement action that its primary federal regulator deems appropriate to address the deficiencies in the institution's Year 2000 remediation program.

Management has considered this issue internally and receives periodic correspondence from its data processor regarding their plans to be year 2000 compliant. Management does not anticipate that the Company will incur material operating expenses to be required to invest heavily in computer system improvements to be year 2000 compliant, but did provide $75,000 during the first quarter of 1998 to test computer hardware and software. An unknown element at this time is the impact of the year 2000 on the Company's borrowing customers and their ability to repay. The company has initiated a program to communicate with key bank customers to ensure they are properly prepared for the year 2000 and will not suffer serious adverse consequences. Nevertheless, if not properly addressed, these issue could result in interruptions in the company's business and have a material adverse effect on the Company's results of operations.

NEW ACCOUNTING STANDARDS

Effective for fiscal years beginning after December 15, 1997, under a new accounting standard (SFAS 130), comprehensive income is now reported for all periods. Comprehensive income includes both net income and other comprehensive income. Other comprehensive income includes the change in unrealized gains and losses on securities available-for-sale. Comprehensive income has been disclosed in the consolidated statements of changes in stockholders' equity.

Effective for fiscal years beginning after December 15, 1997, a new accounting standard (SFAS 131), establishes standards for the way that public enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. This standard will have no impact on the Corporation.


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

ITEM 2.  CHANGES IN SECURITIES
         None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
         None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         None

ITEM 5.  OTHER INFORMATION
         None

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K
        (a)  Exhibits
             27.  Financial Data Schedule

        (b)  Reports on Form 8-K
             A report on Form 8-K was filed on January 26, 1998 to report under Item 5 the Company earnings for the fourth quarter of 1997 and calendar year 1997.

             A report on Form 8-K was filed on February 25, 1998 to report under Item 5 that the Company announced the issuance of a regular quarterly dividend.







                               SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          COVEST BANCSHARES, INC.


Date: MAY 14, 1998                      By:\S\
 -----------------                      ---------------------------
                                             Larry G. Gillie
                                             President and
                                             Chief Executive Officer


                                        By:\S\
                                        ---------------------------
                                             Paul A. Larsen
                                             Senior Vice President,
                                             Treasurer and
                                             Chief Financial Officer