Form 10-Q
period 1998-06-30
COVEST BANCSHARES INC
filed 1998-08-14
CIK 885694

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549
                  -----------------------------
                            FORM 10-Q

        Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended          Commission File Number
      June 30, 1998                           0-20160
                  -----------------------------
                    COVEST BANCSHARES, INC.
     (Exact name of registrant as specified in its charter)

          Delaware                           36-3820609
(State or other jurisdiction       (I.R.S. Employer Identification
     of incorporation or                      Number)
        organization)

749 Lee Street, Des Plaines, Illinois               60016
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

                    Yes  --X--            No  -----

As of August 10, 1998, the Registrant had issued and outstanding 4,403,803 shares of the Registrant's Common Stock. In addition, it had also repurchased 132,600 shares which were being held as treasury stock.
The aggregate market value of the voting stock held by non-affiliates of the Registrant as of August 10, 1998, was $67,000,000.

                  	  COVEST BANCSHARES, INC.

                       Table of Contents

PART I.   FINANCIAL INFORMATION (UNAUDITED)              PAGE NO.


          Item 1.   Financial Statements....................3

          Item 2.   Management's Discussion and
                    Analysis of Financial Condition and
                    Results of Operations..................15

PART II.  OTHER INFORMATION

          Item 1.   Legal Proceedings......................30
          Item 2.   Changes in Securities..................30
          Item 3.   Defaults upon Senior Securities........30
          Item 4.   Submission of Matters to a Vote
                     of Security Holders...................30
          Item 5.   Other Information......................31
          Item 6.   Exhibits and Reports of Form 8-K.......31


          Form 10-Q Signatures.............................32

PART 1.   FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements see notes to condensed consolidated financial statements (unaudited)

COVEST BANCSHARES INC.
CONSOLIDATED STATEMENTS OF CONDITION
(Unaudited)                               JUNE 30,     DEC. 31,
(Dollars in thousands except                 1998         1997
   per share amounts)                     ---------    ---------

ASSETS
------
CASH AND CASH EQUIVALENTS                 $  7,405   $    5,670

INTEREST BEARING DEPOSITS AT BANKS          13,718       17,800

INVESTMENTS:
  Securities Available-for-Sale             16,386       31,412
  Mortgage-Backed Securities and
    Related Securities Available-
    for-Sale                               103,109      120,753
  Tax Exempt Municipal Securities
    Available-for-Sale                      10,124        4,428
  Federal Home Loan Bank Stock and
   FRB Stock                                 9,329        7,579
                                          ---------    ---------
TOTAL INVESTMENTS                          138,948      164,172

LOANS RECEIVABLE:

  Commercial Real Estate Loans              72,489       55,843
  Multi-Family Loans                        25,148        4,604
  Construction Loans                        15,060        8,939
  Commercial Loans                           7,967        5,504
  Commercial Leases                         38,546       11,274
  Mortgage Loans                           193,647      236,077
  Consumer Loans                            57,943       59,245
  Mortgage Loans held for Sale               4,416          -0-
                                          ---------    ---------
    TOTAL LOANS RECEIVABLE                 415,216      381,486
  Allowance for Possible Loan Loss         ( 4,632)     ( 3,977)
                                          ---------    ---------
LOANS RECEIVABLE, NET                      410,584      377,509

ACCRUED INTEREST RECEIVABLE                  3,040        3,487
PREMISES AND EQUIPMENT                      11,248       10,767
OTHER REAL ESTATE OWNED                         72          -0-
OTHER ASSETS                                 3,335        3,317
                                          ---------    ---------
TOTAL ASSETS                              $588,350     $582,722
                                          =========    ========

                                           JUNE 30,     DEC. 31,
                                             1998         1997
                                          ---------    ---------
LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
LIABILITIES:
  Deposits:
Non-Interest Bearing                      $  13,043    $  14,112
Interest Bearing Checking
  Money Market Accounts                      99,510       78,311
Savings Accounts                             55,423       59,562
Certificates of Deposit                     180,104      219,767
                                           --------     --------
                                            348,080      371,752
  Short-Term Borrowings and Securities
    Sold U/A to Repurchase                   62,728       76,956
  Long-Term Advances from Federal
    Home Loan Bank                          120,000       75,000
  Advances from Borrowers for
    Taxes and Insurance                       3,077        2,914
  Accrued Expenses and Other Liabilities      6,886        7,806
                                          ---------    ---------
TOTAL LIABILITIES                           540,771      534,428

STOCKHOLDERS' EQUITY:
  Common Stock, par value $.01 per share;
    7,500,000 authorized shares; 4,403,803
    and 4,365,761 shares issued at
    6/30/98 and 12/31/97 respectively            44           44
  Additional Paid-in Capital                 19,323       19,365
  Retained Earnings                          29,696       28,410
  Treasury Stock, 77,000 shares; and 0
    shares, held at cost
    6/30/98 and  12/31/97 respectively       (1,403)         -0-
  ESOP Loan                                  (  368)     (   511)
  Unearned Stock Award                       (   73)     (    73)
  Accumulated Other Comprehensive
    Income                                      360        1,059
                                          ---------     ---------
TOTAL STOCKHOLDERS' EQUITY                   47,579       48,294
                                          ---------     ---------
TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY                    $   588,350   $  582,722
                                          =========     =========

COVEST BANCSHARES INC.
CONSOLIDATED STATEMENTS OF INCOME           THREE MONTHS ENDED      SIX MONTHS  ENDED
(Unaudited)                                 JUNE 30,     JUNE 30,    JUNE 30,      JUNE 30
(Dollars in thousands)                        1998         1997	      1998          1997
                                           ---------    ---------   ---------   ---------
INTEREST INCOME
  Loans Receivable                          $ 7,879      $ 7,001     $15,445      $13,639
  Mortgage-Backed and Related Securities      1,475        1,695       3,400        3,631
  Securities and Dividend Income                426          920       1,092        1,884
  Other Interest Income                         371          306         662          446
                                           ---------    ---------   ---------   ---------
  Total Interest Income                      10,151        9,922      20,599       19,600
INTEREST EXPENSE
  Deposits                                    3,887        4,860       8,031        9,600
  Advances from Federal Home Loan Bank        2,179          954       4,345        1,862
  Other Borrowed Money                          113          253         207          461
                                           ---------    ---------   ---------   ---------
  Total Interest Expense                      6,179        6,067      12,583       11,923
NET INTEREST INCOME                           3,972        3,855       8,016        7,677
  Provision for Possible Loan Losses            769          402       1,168          753
NET INTEREST INCOME AFTER PROVISION        ---------    ---------   --------    ---------
  FOR POSSIBLE LOAN LOSSES                    3,203        3,453       6,848        6,924
NON-INTEREST INCOME
  Loan Charges and Servicing Fees               747          259       1,279          526
  Deposit Related Charges and Fees              247          214         466          392
  Gain on Sale of Securities                    463          311         719          874
  Insurance and Annuity Commissions              69           15         210           30
  Other                                          52           33          91           81
                                           ---------    ---------   ---------   ---------
TOTAL NON-INTEREST INCOME                     1,578          832       2,766        1,903
NON-INTEREST EXPENSE
  Compensation and Benefits                   1,852        1,281       3,601        2,499
  Occupancy and Equipment                       496          348         997          743
  Federal Insurance Premium                      57           66         118           73
  Data Processing                               268          215         575          421
  Advertising                                   110          248         197          342
  Other Real estate Owned                       (42)         -0-         (36)         -0-
  Other                                         563          638       1,145        1,231
                                           ---------    ---------  ---------    ----------
TOTAL NON-INTEREST EXPENSE                    3,304        2,796       6,597        5,309
                                           ---------    ---------  ---------    ----------
INCOME BEFORE TAXES                           1,477        1,489       3,017        3,518
  Income Tax Provision                         (505)        (502)     (1,035)      (1,214)
                                           ---------    ---------  ---------    ----------
NET INCOME                                  $   972      $   987   $   1,982     $  2,304
                                           =========    =========  =========    ==========


COVEST BANCSHARES INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS          SIX MONTHS ENDED
(Unaudited)                                  JUNE 30,   JUNE 30,
(Dollars in thousands)                        1998        1997
                                           ---------    ---------
OPERATING ACTIVITIES
  Net Income                                $ 1,982      $ 2,304
  Adjustments to Reconcile Net Income to
   Cash Provided by Operating Activities
    Depreciation and Amortization of
       Premises and Equipment                   482          375
    Provision for Possible Loan Losses       (1,168)         753
    Net Gain on Sale of Securities            ( 719)     (   874)
    Change In:
      Prepaid Expenses and Other Assets       (  18)         706
      Accrued Interest Receivable               447      (   519)
      Accrued Expenses and Other Liabilities  ( 123)          99
                                           ---------    ---------
NET CASH FROM OPERATING ACTIVITIES            3,219        2,844

CASH FLOWS FROM INVESTING ACTIVITIES
  Loan Originations, Net of Principal
    Payments                               ( 34,243)     (23,137)
  Principal Payments on Mortgage-Backed
    and Related Securities                   26,945       29,928
  Purchases of Mortgage-Backed and
    Related Securities                     ( 40,363)         -0-
  Purchases of Securities                  ( 31,693)     ( 9,995)
  Proceeds from Sales and Maturities
    of Securities                            71,700       11,420
  Purchase of Federal Home Loan Bank
    and Federal Reserve Bank Stock         (  1,750)       3,570
  Purchase of Office Properties and
    Equipment                              (    963)     (   343)
                                           ---------    ---------
NET CASH FROM INVESTING ACTIVITIES         ( 10,367)      11,443

                                               SIX MONTHS ENDED
                                             JUNE 30,    JUNE 30,
                                              1998         1997
                                           ---------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES
  Net Increase (Decrease) in NOW Accounts,
    Money Markets, Savings and
    Certificates of Deposit                 (23,672)       2,488
  Net Borrowings of Federal
    Home Loan Bank Advances                  45,000     (  2,500)
  Proceeds (Repayments) from Other
    Borrowings                              (64,228)    (  4,076)
  Net Change in Mortgage Escrow Funds           163     (    717)
  Purchase of Common Stock Net of
    Proceeds from Exercise of Stock Options ( 1,909)    (  1,921)
  Payment Received on Loan to ESOP              143          173
  Dividend Paid, Net of Dividend
    Reinvestment Program                   (    696)    (    601)
                                           ---------    ---------
NET CASH FROM FINANCING ACTIVITIES            4,801     (  7,154)
                                           ---------    ---------

NET DECREASE IN CASH AND
  CASH EQUIVALENTS                         (  2,347)     ( 7,133)

CASH AND CASH EQUIVALENTS, BEGINNING         23,470       12,837
                                           ---------    ---------
CASH AND CASH EQUIVALENTS, ENDING          $ 21,123     $ 19,970
                                           =========    =========

COVEST BANCSHARES INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(Unaudited)
(Dollars in thousands)
Six  months ended June 30, 1997 and 1998
                                                                                                     ACCUMULATED
                                            ADDITIONAL                                    UNEARNED   OTHER
                                    COMMON   PAID-IN    RETAINED   TREASURY      ESOP       STOCK    COMPREHENSIVE
                                     STOCK   CAPITAL    EARNINGS    STOCK        LOAN       AWARD    INCOME       TOTAL
------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1996         $ 34    $22,155    $33,990    ($5,838)     ($ 858)      ($ 73)    $  534    $49,944

Net Income                                                2,304                                                   2,304

Change in Unrealized Gain on Securities
 Available-for-sale                                                                                     (626)      (626)
                                                                                                               --------
Comprehensive Income                                                                                                691
                                                                                                                --------
Cash Dividends ($.13 per share)                          (  601)                                                 (  601)

Purchase of Treasury Stock                                           (2,409)                                     (2,409)

Principal payment on ESOP Loan                                                    173                               173

Treasury Stock Reissued in Conjunction
 with Stock Option Exercises                  (   56)      (438)        982                                         488

-----------------------------------------------------------------------------------------------------------------------

Balance at June 30, 1997              $34    $22,099    $35,255   ($ 7,265)     ($  685)     ($ 73)    ($   92)   $49,899
========================================================================================================================

Balance at December 31, 1997          $44    $19,365    $28,410    $     -      ($  511)     ($ 73)    $ 1,059    $48,294

Net Income                                                1,982                                                     1,982

Change in Unrealized Gain on Securities
  Available-for-Sale                                                                                    (  699)    (  699)
                                                                                                                --------

Comprehensive Income                                                                                              1,283
                                                                                                                --------
Cash Dividends ($.16 per share)                         (   696)                                                 (  696)

Purchase of Treasury Stock                                          (2,821)                                      (2,821)

Principal Payment on ESOP Loan                                                      143                             143

Treasury Stock Reissued in Conjunction
  with Stock Option Exercises                (  506)                 1,418                                          912

Tax Benefits related to
  Employee Stock Option Plans                   464                                                                 464

------------------------------------------------------------------------------------------------------------------------
Balance at June 30, 1998           $ 44     $19,323     $29,696   ($ 1,403)     ($ 368)     ($ 73)    $  360     $47,579
=======================================================================================================================


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

                                                          THREE MONTHS ENDED
                                ----------------------------------------------------------------------------------------
                                             JUNE 30, 1998                                   JUNE 30, 1997
                                -----------------------------------------        ---------------------------------------
                                                                AVERAGE                                          AVERAGE
                                   AVERAGE                       YIELD/             AVERAGE                       YIELD/
                                   BALANCE        INTEREST        COST              BALANCE        INTEREST        COST
INTEREST-EARNING ASSETS:        -----------------------------------------        ---------------------------------------
  Commercial Real Estate          $76,953          $1,663         8.64%            $32,187           $679         8.44%
  Multi-Family Loans               17,149             344         8.02                 -0-            -0-            0
  Commercial Loans                  7,112             168         9.45                 202              5         9.90
  Commercial Leases                33,922             557         6.57               7,926            130         6.56
  Mortgage Loans                  208,625           3,784         7.26             257,537          4,783         7.43
  Consumer Loans                   58,228           1,363         9.36              59,016          1,404         9.52
  Investment Securities            30,788             479         6.22              56,988            920         6.46
  Mortgage-Backed and
    Related Securities             91,425           1,475         6.45              96,000          1,695         7.06
  Other Investments                25,755             371         5.75              21,077            306         5.81
                                -----------------------------------------        ---------------------------------------
Total Interest-Earning Assets    $549,957         $10,204         7.42%           $530,933        $ 9,922         7.48%

Non-Interest Earning Assets        22,633                                           19,075
                                -----------------------------------------        ---------------------------------------
TOTAL ASSETS                     $572,590                                         $550,008
                                =========================================        =======================================

INTEREST-BEARING LIABILITIES:
  Interest-Bearing Checking      $ 22,431           $  72         1.28%           $ 21,672       $     97         1.79%
  Savings                          56,468             352         2.49              64,351            401         2.49
  Money Market                     74,146             903         4.87              51,026            619         4.85
  Certificates of Deposit         175,120           2,423         5.53             259,475          3,612         5.57
  Jumbo CD's                        9,781             137         5.64               9,447            131         5.55
  FHLB Advances                   156,484           2,179         5.57              63,367            954         6.02
  Other Borrowed Funds              7,799             113         5.75              19,206            253         5.27
                                -----------------------------------------        ---------------------------------------
Total Interest-Bearing
  Liabilities                    $502,229          $6,179         4.92%           $479,097        $ 6,067         5.07%

Non-Interest Bearing
  Deposits                         11,391                                           10,777

Other Liabilities                  11,064                                           10,251
                                -----------------------------------------        ---------------------------------------
TOTAL LIABILITIES                $524,684                                         $500,125
                                -----------------------------------------        ---------------------------------------
Stockholders' Equity               47,906                                           49,883
                                -----------------------------------------        ---------------------------------------
TOTAL LIABILITIES AND
  STOCKHOLDERS' EQUITY           $572,590                                         $550,008
                                =========================================        =======================================
NET INTEREST INCOME                               $ 4,025                                         $ 3,855
                                -----------------------------------------        ---------------------------------------
NET INTEREST RATE SPREAD (1)                                      2.50%                                           2.41%
                                -----------------------------------------        ---------------------------------------
NET INTEREST MARGIN (2)                                           2.93%                                           2.90%
                                -----------------------------------------        ---------------------------------------
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


                                                           SIX  MONTHS ENDED
                                ----------------------------------------------------------------------------------------
                                             JUNE 30, 1998                                  JUNE 30, 1997
                                -----------------------------------------        ---------------------------------------
                                                                AVERAGE                                          AVERAGE
                                   AVERAGE                       YIELD/             AVERAGE                       YIELD/
                                   BALANCE        INTEREST        COST              BALANCE        INTEREST        COST
INTEREST-EARNING ASSETS:        -----------------------------------------        ---------------------------------------
  Mortgage Loans                 $218,908          $7,952         7.27%           $255,227        $ 9,489         7.44%
  Commercial Loans                  6,493             304         9.36                 149              7         9.40
  Commercial Leases                24,904             831         6.67               8,079            271         6.71
  Commercial Real Estate           73,002           3,132         8.58              27,754          1,159         8.35
  Multi-Family Loans               12,920             516         7.99                 -0-            -0-           0
  Consumer Loans                   58,348           2,710         9.29              58,313          2,713         9.30
  Investment Securities            38,362           1,168         6.09              57,182          1,884         6.59
  Mortgage-Backed and
    Related Securities            102,060           3,400         6.66             103,194          3,631         7.04
  Other Investments                22,515             662         5.88              17,292            446         5.16
                                -----------------------------------------        ---------------------------------------
Total Interest-Earning Assets    $557,512         $20,675         7.42%           $527,190        $19,600         7.44%

Non-Interest Earning Assets        23,288                                           18,965
                                -----------------------------------------        ---------------------------------------
TOTAL ASSETS                     $580,800                                         $546,155
                                =========================================        =======================================

INTEREST-BEARING LIABILITIES:
  Interest-Bearing Checking      $ 22,252           $ 147         1.32%           $ 21,611       $    191         1.77%
  Savings                          57,405             712         2.48              64,821            804         2.48
  Money Market                     68,307           1,660         4.86              47,986          1,147         4.78
  Certificates of Deposit         187,734           5,243         5.59             251,082          7,176         5.76
  Jumbo CD's                        9,559             269         5.65              10,036            281         5.65
  FHLB Advances                   156,298           4,345         5.56              62,383          1,862         5.97
  Other Borrowed Funds              7,947             207         5.18              17,584            461         5.24
                                -----------------------------------------        ---------------------------------------
Total Interest-Bearing
  Liabilities                    $509,502         $12,583         4.94%           $475,503        $11,923         5.02%

Non-Interest Bearing
  Deposits                         11,594                                           10,403

Other Liabilities                  11,604                                           10,299
                                -----------------------------------------        ---------------------------------------
TOTAL LIABILITIES                $532,700                                         $496,205
                                -----------------------------------------        ---------------------------------------
Stockholders' Equity               48,100                                           49,950
                                -----------------------------------------        ---------------------------------------
TOTAL LIABILITIES AND
  STOCKHOLDERS' EQUITY           $580,800                                         $546,155
                                =========================================        =======================================
NET INTEREST INCOME                               $8,092                                          $ 7,677
                                -----------------------------------------        ---------------------------------------
NET INTEREST RATE SPREAD (1)                                      2.48%                                           2.42%
                                -----------------------------------------        ---------------------------------------
NET INTEREST MARGIN (2)                                           2.90%                                           2.91%
                                -----------------------------------------        ---------------------------------------

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

The results of operations and other data for the quarter and six months ended June 30, 1998 are not necessarily indicative of results that may be expected for the entire year ended December 31, 1998.

In the opinion of management, the unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial condition of CoVest Bancshares, Inc. (the "Company"), including its wholly owned subsidiary, CoVest Banc (the "Bank"), as of June 30, 1998 and December 31, 1997, the results of the Company's operations for the three and six months ended June 30, 1998 and 1997, its cash flows for the six months ended June 30, 1998 and 1997, its changes in stockholders' equity for the six months ended June 30, 1998 and 1997, and its average balance sheet for the three and six months ended June 30, 1998 and 1997.

Certain amounts in prior condensed consolidated financial statements have been reclassified to conform with the June, 1998 presentation.


(2)     Nature of Operations

CoVest Bancshares, Inc. formerly known as FirstFed Bancshares, Inc. (the "Company") is a bank holding company organized under the laws of the state of Delaware. During 1997, the Company converted its bank subsidiary, First Federal Bank, to a national bank charter and concurrently changed the name to CoVest Banc, National Association (the "Bank"). The Company provides a full line of financial services to customers within nine counties in northeast Illinois from its four locations. The Bank opened a mortgage loan center in McHenry, Illinois in mid-February, 1998.

A reconciliation of the numerators and denominators for earnings per common share dilution computations for the three months ended June 30, 1998 and 1997 were presented below: (in thousands except per share data)



                                   Three Months ended June 30,
                                   ---------------------------
                                      1998         1997
                                      ----         ----
Earnings per share:
   Net Income                       $  972       $  987
   Weighted average common
     shares outstanding              4,230        4,315
                                    ------        -----
  Earnings per share                $  .23       $  .23
                                    ======       ======

Earnings per share assuming dilution:
  Net Income                        $  972       $  987
                                    ======       ======

  Weighted average common
     shares outstanding              4,230        4,315
  Add:  dilutive effect of assumed
     exercises, incentive stock
     options and management
     retention plan                    322          215
                                     -----        -----
  Weighted average common and
     dilutive potential common
     shares outstanding              4,552        4,530
                                     =====        =====

  Diluted earnings per share        $  .21       $  .22
                                    ======       ======

A reconciliation of the numerators and denominators for earnings per common share dilution computations for the six months ended June 30, 1998 and 1997 were presented below: (in thousands except per share data)

                                 Six Months Ended June 30,
                                --------------------------
                                      1998          1997
                                      ----          ----
Earnings per share:
  Net Income                        $1,982         $2,304
Weighted average common
  shares outstanding                 4,234          4,341
                                     -----          -----

Earnings per share                  $  .47         $  .53
                                    ======         ======

Earnings per share assuming dilution:
  Net Income                        $1,982         $2,304
                                    ======         ======
  Weighted average comon
    shares outstanding               4,234          4,341
  Add: dilutive effect of assumed
   exercises, incentive stock
   options and management
   retention plan                      303            202
                                     -----          -----
  Weighted average common and
   dilutive potential common
   shares outstanding                4,537          4,563
                                    ======          =====

   Diluted earnings per share       $  .44         $  .51
                                    ======         ======


(3)	   Stock Repurchase Program

On October 27, 1997, the Company's Board of Directors approved a Stock Repurchase Program, the Company's twelfth, which enabled the Company to repurchase up to 150,000 (post-splits) shares of its outstanding stock. On May 12, 1998, the buyback was completed at an average price of $16.74.

On May 12, 1998 the Company's Board of Directors announced a new Stock Repurchase Program, the Company's thirteenth, enabling the Company to repurchase up to 100,000 shares of its outstanding stock. These purchases were made in the open market and/or through privately negotiated transactions. The stock will be used for the issuance of shares in connection with the exercises of previously granted stock options. On August 7, 1998, the Company completed the Repurchase Plan.


(4)     Stock Dividend and Cash Dividend

On December 1, 1997, the second three-for-two stock split, payable in the form of a one-for-two stock dividend occurred. All amounts have been restated to show the effect of this stock dividend. The regular quarterly dividend for the fourth quarter of 1997 and the first and second quarters of 1998 were paid at $.08 per share post-split.


(5)     Regulatory Capital Requirements

Pursuant to the Financial Institutions Reform, Recovery and Enforcement Act of 1989 ("FIRREA"), as implemented by regulations promulgated by the Office of Comptroller of Currency (the "OCC"), National banks must meet three separate minimum capital requirements. The following table summarizes, as of June 30, 1998, the Bank's capital requirements under FIRREA and its actual capital ratios. As of June 30, 1998, the Bank exceeded all current minimum regulatory capital requirements.



                                     BANK ONLY
               ----------------------------------------------------
                 Actual         Regulatory         Excess Above
                Capital        Capital Req.        Capital Req.
                 Amount   %      Amount       %        Amount    %
               -------  ------  -------     -----    -------   -----
                              (Dollars in Thousands)
Total Capital to
  Risk Weighted
    Assets      $47,213   12.62%   $29,954    8.00%    $17,259   4.62%
Tier I Capital to
  Risk Weighted
    Assets       42,581   11.37     14,977    4.00      27,604   7.37
Tier I Capital to
  Average Assets 42,581    7.47     22,793    4.00      19,788   3.47

(6)          Safe Harbor Statement

This report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Reform Act of 1995, and is included in this statement for purposes of these safe harbor provisions. Forward-looking statements, strategies and expectations of the Company, are generally identifiable by use of the words "believe", "expect", "intend", "anticipate", "estimate", "project" or similar expressions. The Company"s ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse affect on the operations and future prospects of the Company and its subsidiaries include, but are not limited to, changes in: interest rates, general economic conditions, legislative/regulatory changes, monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board, the quality of composition of the loan or investment portfolios, demand for loan products, deposit flows, competition, demand for financial services in the Company's market
area and accounting principles, policies and guidelines.    These
risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Further information concerning the Company and its business, including additional factors that could materially affect the Company's financial results, is included in the Company's filings with the Securities and Exchange Commission.










ITEM 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS

OVERVIEW
--------
The Company's business activities currently consist of ownership of the Bank and investments in other equity securities. The Bank's principal business consists of attracting deposits from the public and investing these deposits, together with funds generated from operations, primarily in commercial loans, commercial real estate, multi-family, construction loans, leases and consumer loans. It is management's intention that commercial lending will become an increasingly larger portion of the total loan portfolio as the balance sheet is restructured to become more like that of a community bank. The Bank's deposit accounts are insured to the maximum allowable by the Federal Deposit Insurance Corporation (the "FDIC").

The Bank's results of operations are dependent primarily on net interest income, which is the difference between the interest earned on its loans and securities portfolios, and the interest paid on deposits and borrowed funds. The Bank's operating results are also affected, to a lesser extent, by income produced by the mortgage center, loan commitment and servicing fees, customer service charges, fees from annuity and insurance products, and other income. Operating expenses of the Bank include employee compensation and benefits, equipment and occupancy costs, federal deposit insurance premiums and other administrative expenses.

The Bank's results of operations are further affected by economic and competitive conditions, particularly changes in market interest rates. Results are also affected by monetary and fiscal policies of federal agencies, and actions of regulatory authorities.


FINANCIAL CONDITION
-------------------
Total consolidated assets of the Company increased by $5.6 million from $582.7 million at December 31, 1997, to $588.3 million at June 30, 1998.

During the first quarter the Company funded over $31 million commercial loans, commercial real estate loans, construction loans, and leases, and during the second quarter, the fundings grew to over
$42 million.   On a year-to-date basis the Company has funded over $73
million in new commercial related loans. The composition of the loan portfolio continues to change as commercial loans represented 2%, commercial real estate loans represented 17%, multi-family loans represented 6%, construction loans represented 4%, and leases represented 9% at June 30, 1998. These loans now represent 38% of total loans receivable, up from 23% at year-end 1997, and up from less than 12% at June 30, 1997. With $35 million of approved and accepted commitments outstanding as of June 30, 1998, which should be funded in the next 90 days, management expects the composition of commercial loans, commercial real estate, construction, and multi-family loans to continue to grow and become a larger percentage of the overall loan portfolio and assets mix.

During the first six months of 1998, residential mortgage loans decreased by $42 million as borrowers took advantage of lower rates and refinanced their mortgages. The CoVest Banc mortgage center in McHenry, Illinois processed many of the refinanced mortgages which are then sold on a service released basis to the investor market. The mortgage center has over $4 million of loans held for sale at June 30, 1998. The net overall result was that gross loans increased by $34 million.

At June 30, 1998, the allowance for possible loan losses amounted to over $4.6 million. This represented coverage of 1.12% of total loans as of June 30, 1998, and is greater than the 1.04% coverage which existed at year-end 1997.

Securities available-for-sale decreased by $15 million. Some were replaced by municipal bonds and FHLB stock. All new security purchases mature within five years.

Mortgage-backed and other mortgage-related securities decreased $17.6 million or 14.6% from December 31, 1997. The proceeds from the sales of and paydowns on mortgage-backed securities were used to fund additional commercial related loans.

Deposits decreased to $348.1 million at June 30, 1998, from $371.8 million at December 31, 1997. Most of this decrease centers on the Bank's prior reliance on certificates of deposit which, as a percentage of deposits, have decreased to 52% as of June 30, 1998, from 59% as of December 31, 1997. The only deposit type to show growth was the Bank's Preferred Money Market account. This account has grown by over $21 million, or 27%, and is indexed to the 91 day U.S. Treasury Bill rate and reflects the weekly change that occurs as a result of the auction in the bond market.

Borrowed funds have increased by $31 million from year-end 1997. These funds, for the most part, have been centered in borrowings from the Federal Home Loan Bank ("FHLB"). The Bank has taken advantage of offerings by the FHLB when funds were available at rates under the levels being offered for retail deposits.

Stockholders' equity in CoVest Bancshares, Inc. totaled $47.6 million at June 30, 1998.  At the end of the second quarter, the number of common shares outstanding was 4,326,803 and the book value per common share outstanding was $11.00. The Company repurchased over 69,000 shares during the second quarter at an average price of $18.33. This compares to December 31, 1997, when the number of common shares outstanding was 4,365,761 and the book value per common share
outstanding was $11.06.   The Company announced its most recent stock
repurchase plan on May 12, 1998. On August 7, 1998, the Company completed the Repurchase Plan.

At June 30, 1998, total non-performing assets amounted to $872,000, or 0.15% of total assets compared to $1.3 million, or 0.22% of total assets at December 31, 1997. Management believes the reserves for possible loan losses to be adequate. There were no commercial real estate, multi-family, construction, or commercial loans and leases non-performing as of June 30, 1998. Furthermore, 72% of non-performing loans were single family mortgages.


The following table sets forth the amounts and categories of non-performing loans and assets.
                                      June 30, 1998    Dec. 31, 1997
                                      -------------    -------------
                                          (Dollars in Thousands)
Non-performing loans:
  Mortgage Loans                          $     578       $    1,137
  Commercial Real Estate Loans                   -0-              -0-
  Multi-family Loans                             -0-              -0-
  Construction Loans                             -0-              -0-
  Commercial Loans & Leases                      -0-              -0-
  Consumer                                      222              167
                                       -------------    -------------
   Total non-performing loans             $     800       $    1,304

Other real estate owned                   $      72       $       -0-
Other repossessed assets                  $      -0-      $       -0-
                                       -------------    -------------
   Total non-performing assets           $      872       $    1,304

Total non-performing loans as
  a percentage of net loans                     .19%             .35%

Total non-performing assets as
  a percentage of total assets                  .15%             .22%

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

The Company's cash flows are a result of three principal activities: operating activities, investing activities and financing activities. Net cash provided by operating activities, primarily net income, was $3.2 million for the six months ended June 30, 1998. Net cash used in investing activities was $10.4 million for the six months ended June 30, 1998. Net cash provided in financing activities amounted to $4.8 million for the six months ended June 30, 1998.

The Company uses its liquidity to meet its ongoing commitments to fund maturing certificates of deposit and deposit withdrawals, repay borrowings, fund existing and continuing loan commitments, and pay operating expenses. At June 30, 1998, the Company had commitments to originate loans and undisbursed loan balances totaling $52 million, and its customers had approved but unused lines of credit totaling $65 million. The Company considers its liquidity and capital resources to be adequate to meet its foreseeable short and long-term needs. The Company expects to be able to fund or refinance, on a timely basis, its material commitments and long-term liabilities.


SELECTED RATIOS
---------------
(unaudited)
                                  THREE MONTHS ENDED        SIX MONTHS ENDED
                                  JUNE 30,   JUNE 30,     JUNE 30,  JUNE 30,
                                     1998       1997         1998      1997
                                 --------------------    -------------------
Annualized Return on Avg. Equity     8.12%      7.91%        8.24%     9.22%
Annualized Return on Avg. Assets     0.68%      0.72%        0.68%     0.84%
Book Value per Share               $11.00     $11.15       $11.00    $11.15
Closing Market Price per Share     $18.125    $12.25       $18.125   $12.25

Earnings per Primary Share:
Basic                               $ .23     $  .23       $  .47    $  .53
Diluted                	            $ .21     $  .22       $  .44    $  .51

Net Interest Margin                  2.93%      2.90%        2.90%     2.91%
Ratio of Operating Expense to
     Average Total Assets,
     Annualized                      2.31%      2.03%        2.27%     1.94%
Ratio of Net Interest Income to
     Non-Interest Expense,
     Annualized                     1.20x       1.38X        1.22x     1.45x




RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30,1998 AND 1997
----------------------------------------------------------------------

GENERAL. Net income for the three months ended June 30, 1998 totaled $972,000, or $0.23 (basic) and $0.21 (diluted) earnings per share, versus $987,000, or $0.23 (basic) and $0.22 (diluted) earnings per share for the like quarter in 1997.

NET INTEREST INCOME. The Company's net interest income totaled $3,972,000 for the three months ended June 30, 1998, compared to $3,855,000 for the second quarter of 1997. The Company's net interest margin increased 3 basis points, to 2.93% for the second quarter of 1998 from 2.90% for the second quarter of 1997. The interest rate spread averaged 2.50% for 1998 and 2.41% during the second quarter of 1997. The volume of earning assets increased by $19 million between the two periods while the average yield increased by 6 basis points from 7.48% to 7.42%.

The cost of interest bearing liabilities decreased by 15 basis points from 5.07% to the current 4.92%. The composition of the liabilities changed as money market accounts continue to be a larger percentage of the Bank's deposit funding source replacing the shrinking pool of certificates of deposit.

PROVISION FOR POSSIBLE LOAN LOSSES. The provision for possible loan losses was $769,000 for the second quarter of 1998 versus $402,000 for the like period in 1997. This increases the reserve for possible loan losses to 1.12% of total loans as of June 30, 1998. The Company, and the banking industry as a whole, experienced significant credit card charge-offs and losses are expected to continue at this level in the near term. Management regularly conducts a review of its loan portfolio, write-off experiences and adequacy of allowance, and believes the allowance to be adequate.

LOAN LOSS ALLOWANCE ANALYSIS. The following table sets forth an analysis of the Company's allowance for possible loan losses for the periods indicated.
                                            Three Months Ended
                                           June 30,     June 30,
                                            1998          1997
                                         ---------     ---------
                                          (Dollars in Thousands)

Balance at beginning of period          $   4,161       $    1,513
Charge-offs:
  Mortgage Loans                         $     -0-       $      -0-
  Commercial Real Estate Loans                 -0-			           -0-
  Multi-family Loans                           -0-              -0-
  Construction Loans                           -0-              -0-
  Commercial Loans & Leases                    -0-              -0-
  Consumer                                    326              441
                                         --------         --------
Total                                         326              441
                                         --------         --------
Recoveries:
  Mortgage Loans                         $     -0-       $      -0-
  Commercial Real Estate Loans                 -0-		        	   -0-
  Multi-family Loans                           -0-              -0-
  Construction Loans                           -0-              -0-
  Commercial Loans & Leases                    -0-              -0-
  Consumer                                     28               16
                                          --------         --------
Total                                          28               16
                                          --------         --------
 Net charge-offs                              298              425

Additions charged to
  operations                                  769              402
                                         --------        ---------
Balance at end of period                 $  4,632           $1,489
                                         ========        =========

Ratio of net charge-offs during
  the period to average loans
  outstanding during the period              0.07%            0.12%

Ratio of allowance for possible
  loan losses to non- performing loans       5.79x            1.52x

NET INTEREST INCOME AFTER PROVISION FOR POSSIBLE LOAN LOSSES. Net interest income after provision for possible loan losses increased by $107,000 or 3% to $3,972,000 for the three month period ended June 30, 1998, as compared to $3,855,000 for the three month period ended June 30, 1997.


NON-INTEREST INCOME. Non-interest income excluding security gains increased $594,000, or 114%, from the comparable quarter last year. Loan charges, sales and servicing fees increased by 188%, or $488,000 to $747,000, primarily from the activity being generated by the mortgage center. Deposit related fees increased by $33,000 to $247,000, and income from sales of annuities and securities by CoVest Investments increased by $54,000 to $69,000. Realized gains of $463,000 on sales of securities were also recorded. This is an increase of $152,000 in net gains on security sales from the comparable quarter in 1997.

NON-INTEREST EXPENSE. Non-interest expense increased $508,000, or 18%, for the second quarter of 1998 from the comparable quarter in 1997. Over $370,000, of this increase relates to commissions and employee benefits attributed to the mortgage center. Other operating expense increases include $148,000 due in part to occupancy costs at the mortgage center and a $53,000 increase in data processing expenses. These increases were offset by a $138,000 decrease in advertising in 1998 from 1997 advertising expenses related to the Bank's name change.

INCOME TAX EXPENSE. Income tax expense increased $3,000 to $505,000 for the quarter ended June 30, 1998, compared to $502,000 for the same period in 1997.


RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30,1998 AND 1997
----------------------------------------------------------------------

GENERAL. For the first six months of 1998, the Company earned
$1,982,000 versus $2,304,000 for the like period in 1997, a decrease of 14%. This represents $0.47 (basic) and $0.43 (diluted) versus $0.53 (basic) and $0.51 (diluted) for the first six months of 1997.

NET INTEREST INCOME. The Company's net interest income totaled $8,016,000 for the six months ended June 30, 1998, compared to $7,677,000 for the first six months of 1997. The Company's net interest margin decreased 1 basis point, to 2.90% for the six month period of 1998 from 2.91% for the like period of 1997. The interest rate spread averaged 2.48% for 1998 and 2.42% during the first six months of 1997. The volume of earning assets increased by $30 million between the two periods while the average yield decreased by 2 basis points from 7.44% to 7.42%.

The cost of interest bearing liabilities decreased by 8 basis points from 5.02% to the current 4.94%. The composition of the liabilities changed as money market accounts continue to be a larger percentage of the Bank's deposit funding source replacing the shrinking pool of certificates of deposit.

PROVISION FOR POSSIBLE LOAN LOSSES. The provision for possible loan losses was $1,168,000 for the six month period of 1998 versus $753,000 for the like period in 1997. This increases our reserve for possible loan losses to 1.12% of total loans as of June 30, 1998. The Company, and the banking industry as a whole, has experienced significant credit card charge-offs and losses are expected to continue at this level in the near term. Management regularly conducts a review of its loan portfolio, write-off experiences and adequacy of allowance, and believes the allowance to be adequate.

LOAN LOSS ALLOWANCE ANALYSIS. The following table sets forth an analysis of the Company's allowance for possible loan losses for the periods indicated.
                                             Six Months Ended
                                           June 30,     June 30,
                                            1998          1997
                                         ---------     ---------
                                          (Dollars in Thousands)

Balance at beginning of period        $   3,977       $    1,424
Charge-offs:
  Mortgage Loans                      $      38       $       -0-
  Commercial Real Estate Loans               -0-			           -0-
  Multi-family Loans                         -0-              -0-
  Construction Loans                         -0-              -0-
  Commercial Loans & Lease                   -0-              -0-
  Consumer                                  559              717
                                         --------         --------
Total                                       597              717
                                         --------         --------
Recoveries:
  Mortgage Loans                       $     -0-       $      -0-
  Commercial Real Estate Loans               -0-	        		   -0-
  Multi-family Loans                         -0-              -0-
  Construction Loans                         -0-              -0-
  Commercial Loans & Leases                  -0-              -0-
  Consumer                                   84               29
                                         --------         --------
Total                                        84               29
                                         --------         --------
 Net charge-offs                            513              688

Additions charged to
  operations                              1,168              753
                                         --------        ---------
Balance at end of period               $  4,632           $1,489
                                         ========        =========
Ratio of net charge-offs during
  the period to average loans
  outstanding during the period            0.13%            0.19%

Ratio of allowance for possible
  loan losses to non- performing loans     5.79x            1.52x

NET INTEREST INCOME AFTER PROVISION FOR POSSIBLE LOAN LOSSES. Net interest income after provision for possible loan losses decreased by $76,000 or 1% to $6,848,000 for the six month period ended June 30, 1998, as compared to $6,924,000 for the six month period ended June 30, 1997.

NON-INTEREST INCOME. Non-interest income excluding security gains increased $1,018,000, or 99%, from the comparable period last year. Loan charges, sales and servicing fees increased by 143%, or $753,000 to $1,269,000, primarily from the activity being generated by the mortgage center. Deposit related fees increased by $74,000 to $466,000, and income from sales of annuities and securities by CoVest Investments increased by 600%, from $30,000 to $210,000. Realized gains of $719,000 on sales of securities were also recorded. This was a decrease of $155,000 in net gains on security sales from the comparable period in 1997.

NON-INTEREST EXPENSE. Non-interest expense increased $1,288,000, or 24%, for 1998 from the comparable period in 1997. Over $370,000 of this increase related to commissions and employee benefits attributed to the mortgage center. Other operating expense increases included $254,000 due in part to occupancy costs at the mortgage center and a $154,000 increase in data processing expenses. The data processing expense included $75,000 related to testing computer hardware and software to be Year 2000 compliant. These increases were offset by a $145,000 decrease in advertising in 1998 from 1997 advertising expenses related to the Bank's name change.

INCOME TAX EXPENSE.  Income tax expense decreased $179,000 to
$1,035,000    for the six month period ended June 30, 1998, compared
to $1,214,000 for the same period in 1997.


QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
---------------------------------------------------------
In an attempt to manage the Bank's exposure to changes in interest rates, management closely monitors the Bank's interest rate risk.

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

The following table presents the Bank's current exposure to hypothetical changes in interest rates as of June 30, 1998:

                Percent Change in
         Change in Interest Rates    Percent Change in      MV of Portfolio
              (basis points)        Net Interest Income         Equity
         ------------------------   -------------------    -----------------

                  +200                     (9%)                   (28%)

                   100                     (6)                    (14)

                     0                      0                       0

                  -100                      6                      15

                  -200                     13                      31


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

Management has considered this issue internally and receives periodic correspondence from its data processor regarding their plans to be Year 2000 compliant. Management does not anticipate that the Company will incur material operating expenses to be required to invest heavily in computer system improvements to be Year 2000 compliant, but did provide $75,000 during the first quarter of 1998 to test computer hardware and software. This number could vary based upon the results of testing and other factors. An unknown element at this time is the impact of the Year 2000 on the Company's borrowing customers and their ability to repay. The Company has initiated a program to communicate with key bank customers to ensure they are properly prepared for the Year 2000 and will not suffer serious adverse consequences. This same analysis has been performed for large depositors and funds providers. Nevertheless, if not properly addressed, these issue could result in interruptions in the Company's business and have a material adverse effect on the Company's results of operations.

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

ITEM 2.  CHANGES IN SECURITIES
         None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
         None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         On April 28, 1998, the annual meeting of stockholders was held. Gerald T. Niedert, Thomas TenHoeve and David B. Speer were elected to serve as Class III directors with terms expiring in 2001. Continuing to serve as Class II directors with terms expiring in 2000 are John A. Flink, Larry G. Gillie and Frank A. Svoboda, Jr. Continuing to serve as Class I directors with terms expiring in 1999 are George T. Drost and David M. Miller. The stockholders also ratified the appointment of Crowe Chizek & Company, L.L.P., as the
         Company's independent public accountants for the year ending December 31, 1998.

         There were 4,362,038 issued and outstanding shares of Common Stock at the time of the annual meeting. 3,794,727 shares were voted at the meeting. The voting on each item presented at the annual meeting was as follows:


          Election of Directors          For                Withheld
         ----------------------          ---                ---------

          Gerald T. Niedert             3,773,741            20,986
          Thomas TenHoeve               3,773,404            21,323
          David B. Speer                3,773,741            20,986


         Ratification of Accountants
         -------------------------------------
                                            BROKER
         FOR       AGAINST     ABSTAIN     NON VOTES
         ---       -------     --------    ---------
      3,763,130     20,190      11,407         0



ITEM 5.  OTHER INFORMATION
         None





ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K
        (a)  Exhibits
             27.  Financial Data Schedule

        (b)  Reports on Form 8-K

         A report on Form 8-K was filed on April 17, 1998 to report under Item 5 net income for the period ended
         March 31, 1998.

         A report on Form 8-K was filed on May 12, 1998 to report under Item 5 the completion of the Company's 12th
         Stock Repurchase Plan and announcing the 13th Stock
         Repurchase Plan.

         A report on Form 8-K was filed on May 27, 1998 to report under Item 5 that the Company announced the issuance of a regular quarterly dividend.

                               SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          COVEST BANCSHARES, INC.


Date: August 13, 1998                   By:/s/ Larry G. Gillie
                                        ---------------------------
                                             Larry G. Gillie
                                             President and
                                             Chief Executive Officer


Date: August 13, 1998                   By:/s/ Paul A. Larsen
                                        ---------------------------
                                             Paul A. Larsen
                                             Senior Vice President,
                                             Treasurer and
                                             Chief Financial Officer