Form 10-Q
period 1998-09-30
COVEST BANCSHARES INC
filed 1998-11-12
CIK 885694

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549
                  -----------------------------
                            FORM 10-Q

        Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended          Commission File Number
      September 30, 1998                         0-20160

                  -----------------------------
                    COVEST BANCSHARES, INC.
     (Exact name of registrant as specified in its charter)

          Delaware                           36-3820609
(State or other jurisdiction       (I.R.S. Employer Identification
     of incorporation or                      Number)
        organization)

749 Lee Street, Des Plaines, Illinois               60016
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

                    Yes  --X--            No  -----

As of November 9, 1998, the Registrant had issued and outstanding 4,403,803 shares of the Registrant's Common Stock. In addition, it had also repurchased 161,288 shares that were being held as treasury stock.
The aggregate market value of the voting stock held by non-affiliates of the Registrant as of November 9,1998, was $46,500,000.

                  	  COVEST BANCSHARES, INC.

                        Table of Contents

PART I.   FINANCIAL INFORMATION (UNAUDITED)              PAGE NO.


          Item 1.   Financial Statements....................3

          Item 2.   Management's Discussion and
                    Analysis of Financial Condition and
                    Results of Operations..................17

PART II.  OTHER INFORMATION

          Item 1.   Legal Proceedings......................30
          Item 2.   Changes in Securities..................30
          Item 3.   Defaults upon Senior Securities........30
          Item 4.   Submission of Matters to a Vote
                      of Security Holders..................30
          Item 5.   Other Information......................30
          Item 6.   Exhibits and Reports of Form 8-K.......30


          Form 10-Q Signatures.............................31

PART 1.   FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements see notes to condensed consolidated financial statements (unaudited)

COVEST BANCSHARES INC.
CONSOLIDATED STATEMENTS OF CONDITION
(Unaudited)                                SEPT. 30,     DEC. 31,
(Dollars in thousands except                 1998         1997
   per share amounts)                     ---------    ---------

ASSETS
------
CASH AND CASH EQUIVALENTS                 $  6,598   $    5,670

INTEREST BEARING DEPOSITS AT BANKS           1,892       17,800

INVESTMENTS:
  Securities Available-for-Sale             26,584       31,412
  Mortgage-Backed and Related
    Securities Available-for-Sale           92,274      120,753
  Tax Exempt Securities
    Available-for-Sale                      10,207        4,428
  Federal Home Loan Bank Stock and
   FRB Stock                                10,731        7,579
                                          ---------    ---------
TOTAL INVESTMENTS                          139,796      164,172

LOANS RECEIVABLE:

  Commercial Real Estate Loans              61,089       55,843
  Multi-Family Loans                        38,296        4,604
  Construction Loans                        34,350        8,939
  Commercial Loans                           8,048        5,504
  Commercial Leases                         40,680       11,274
  Mortgage Loans                           172,252      236,077
  Consumer Loans                            58,720       59,245
  Mortgage Loans held for Sale               4,882          -0-
                                          ---------    ---------
    TOTAL LOANS RECEIVABLE                 418,317      381,486
  Allowance for Possible Loan Loss         ( 4,783)     ( 3,977)
                                          ---------    ---------
LOANS RECEIVABLE, NET                      413,534      377,509

ACCRUED INTEREST RECEIVABLE                  3,253        3,487
PREMISES AND EQUIPMENT                      11,346       10,767
OTHER REAL ESTATE OWNED                         72          -0-
OTHER ASSETS                                 4,038        3,317
                                          ---------    ---------
TOTAL ASSETS                               $580,529     $582,722
                                          =========    =========

                                           SEPT.30,     DEC. 31,
                                             1998         1997
                                          ---------    ---------

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
LIABILITIES:
  Deposits:
Non-Interest Bearing                     $  11,154    $  14,112
Interest Bearing Checking                   20,505       21,153
Money Market Accounts                       83,243       57,158
Savings Accounts                            53,681       59,562
Certificates of Deposit                    177,827      219,767
                                          --------     --------
                                           346,410      371,752
Short-Term Borrowings and Securities
  Sold U/A to Repurchase                    55,571       76,956
Long-Term Advances from Federal
  Home Loan Bank                           120,000       75,000
Advances from Borrowers for
  Taxes and Insurance                        4,092        2,914
  Accrued Expenses and Other Liabilities     7,685        7,806
                                          ---------    ---------
TOTAL LIABILITIES                          533,758      534,428

STOCKHOLDERS' EQUITY:
  Common Stock, par value $.01 per share;
    7,500,000 authorized shares; 4,403,803
    and 4,365,761 shares issued at
    9/30/98 and 12/31/97 respectively           44           44
  Additional Paid-in Capital                19,113       19,365
  Retained Earnings                         30,253       28,410
  Treasury Stock, 132,600 shares; and
    0 shares, held at cost 9/30/98
    and 12/31/97 respectively               (2,336)         -0-
  ESOP Loan                                 (  334)     (   511)
  Unearned Stock Award                      (   73)     (    73)
  Accumulated Other Comprehensive
    Income                                     104        1,059
                                          ---------     ---------
TOTAL STOCKHOLDERS' EQUITY                  46,771       48,294
                                          ---------     ---------
TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY                    $  580,529    $  582,722
                                          =========     =========












COVEST BANCSHARES INC.
CONSOLIDATED STATEMENTS OF INCOME            THREE MONTHS ENDED     NINE MONTHS ENDED
(Unaudited)                                 SEPT.30,     SEPT.30,   SEPT.30,     SEPT.30,
(Dollars in thousands)                       1998         1997	       1998         1997
                                          ---------    ---------    ---------   ---------
INTEREST INCOME
  Loans Receivable                          $ 8,377      $ 7,133     $23,823      $20,772
  Mortgage-Backed and Related Securities      1,470        1,623       4,870        5,254
  Securities and Dividend Income                628          689       1,996        2,573
  Other Interest Income                          49          160         434          606
                                           ---------    ---------   ---------   ---------
  Total Interest Income                      10,524        9,605      31,123       29,205
INTEREST EXPENSE
  Deposits                                    3,863        4,716      11,894       14,315
  Advances from Federal Home Loan Bank        2,373          823       6,718        2,635
  Other Borrowed Money                          113          194         320          705
                                           ---------    ---------   ---------   ---------
  Total Interest Expense                      6,349        5,733      18,932       17,655
NET INTEREST INCOME                           4,175        3,872      12,191       11,550
  Provision for Possible Loan Losses            399          430       1,567        1,183
NET INTEREST INCOME AFTER PROVISION        ---------    ---------   --------    ---------
  FOR POSSIBLE LOAN LOSSES                    3,776        3,442      10,624       10,367














Page 6
NON-INTEREST INCOME
  Loan Charges and Servicing Fees               626          252       1,210          778
  Loan Service Release Fees                     276          -0-         971          -0-
  Deposit Related Charges and Fees              258          229         724          621
  Gain on Sale of Securities                     81          316         800        1,190
  Insurance and Annuity Commissions              47           12         258           50
  Other                                          34          100         124          173
                                           ---------    ---------   ---------   ---------
TOTAL NON-INTEREST INCOME                     1,322          909       4,087        2,812
NON-INTEREST EXPENSE
  Compensation and Benefits                   1,964        1,343       5,260        3,789
  Commissions and Incentives                    181           39         487           92
  Occupancy and Equipment                       510          388       1,506        1,131
  Federal Insurance Premium                      54           65         171          138
  Data Processing                               263          222         838          643
  Advertising                                    82          130         279          472
  Other Real estate Owned                       ( 9)         -0-         (45)         -0-
  Other                                         694          562       1,839        1,793
                                           ---------    ---------  ---------    ----------
TOTAL NON-INTEREST EXPENSE                    3,739        2,749      10,335        8,058
                                           ---------    ---------  ---------    ----------
INCOME BEFORE TAXES                           1,359        1,602       4,376        5,121
  Income Tax Provision                          460          562       1,495        1,776
                                           ---------    ---------  ---------    ----------
NET INCOME                                  $   899      $ 1,040   $   2,881     $  3,345
                                           =========    =========  =========    ==========







COVEST BANCSHARES INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS          NINE MONTHS ENDED
(Unaudited)                                  SEPT. 30,  SEPT. 30,
(Dollars in thousands)                        1998        1997
                                           ---------    ---------
OPERATING ACTIVITIES
  Net Income                                $ 2,881      $ 3,345
  Adjustments to Reconcile Net Income to
   Cash Provided by Operating Activities
    Depreciation and Amortization of
       Premises and Equipment                   737          739
    Provision for Possible Loan Losses       (1,567)       1,183
    Net Gain on Sale of Securities            ( 800)     ( 1,190)
    Change In:
      Prepaid Expenses and Other Assets       ( 721)     (    44)
      Accrued Interest Receivable               234      (   177)
      Accrued Expenses and Other Liabilities    223          709
                                           ---------    ---------
NET CASH FROM OPERATING ACTIVITIES              987        4,565

CASH FLOWS FROM INVESTING ACTIVITIES
  Loan Originations, Net of Principal
    Payments                               ( 34,530)     (39,691)
  Principal Payments on Mortgage-Backed
    and Related Securities                   30,651        6,146
  Purchases of Mortgage-Backed and
    Related Securities                     ( 40,363)     (   754)
  Purchases of Securities                  ( 45,688)     ( 9,995)
  Proceeds from Sales and Maturities
    of Securities                            82,893       56,443
  Purchase of Federal Home Loan Bank
    and Federal Reserve Bank Stock         (  3,152)       3,101
  Purchase of Office Properties and
    Equipment                              (  1,316)     (   733)
                                           ---------    ---------
NET CASH FROM INVESTING ACTIVITIES         ( 11,505)      14,517


                                               NINE MONTHS ENDED
                                           SEPT. 30,    SEPT. 30,
                                              1998         1997
                                           ---------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES
  Net Decrease in NOW Accounts,
    Money Markets, Savings and
    Certificates of Deposit                 (25,342)    ( 15,622)
  Net Borrowings of Federal
    Home Loan Bank Advances                  45,000          -0-
  Proceeds (Repayments) from Other
    Borrowings                              (21,385)       3,751
  Net Change in Mortgage Escrow Funds         1,178     (  2,324)
  Purchase of Common Stock Net of
    Proceeds from Exercise of Stock Options ( 3,052)    (  3,306)
  Payment Received on Loan to ESOP              177          173
  Dividend Paid, Net of Dividend
    Reinvestment Program                   (  1,038)    (    896)
                                           ---------    ---------
NET CASH FROM FINANCING ACTIVITIES         (  4,462)    ( 18,224)
                                           ---------    ---------

NET DECREASE IN CASH AND
  CASH EQUIVALENTS                         ( 14,980)         858

CASH AND CASH EQUIVALENTS, BEGINNING         23,470       12,837
                                           ---------    ---------
CASH AND CASH EQUIVALENTS, ENDING          $  8,490     $ 13,695
                                           =========    =========


COVEST BANCSHARES INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(Unaudited)
(Dollars in thousands)
Nine  months ended  September 30, 1997 and 1998

                                                                                                     ACCUMULATED
                                            ADDITIONAL                                    UNEARNED   OTHER
                                    COMMON   PAID-IN    RETAINED   TREASURY      ESOP       STOCK    COMPREHENSIVE
                                     STOCK   CAPITAL    EARNINGS    STOCK        LOAN       AWARD    INCOME       TOTAL
------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1996          $ 34   $22,155    $33,990    ($5,838)     ($ 858)      ($ 73)    $  534    $49,944

Net Income                                                3,345                                                   3,345

Change in Unrealized Gain on Securities
 Available-for-sale                                                                                      199        199
                                                                                                                --------

Comprehensive Income                                                                                              3,544
                                                                                                                --------
Cash Dividends ($.20 per share)                          (  896)                                                 (  896)

Purchase of Treasury Stock                                           (3,989)                                     (3,989)

Principal payment on ESOP Loan                                                    173                               173

Treasury Stock Reissued in Conjunction
 with Stock Option Exercises                      25       (578)      1,236                                         683

Tax Benefits related to Employee
 Stock Plans                                     270                                                                270

Shares Issued in Conjunction with
 a Three for Two Stock Split             10   (3,304)    (5,297)     8,591
-----------------------------------------------------------------------------------------------------------------------

Balance at Sept 30, 1997                $44  $19,146    $30,564      $ -0-      ($  685)     ($ 73)     $  733    $49,729
========================================================================================================================

Page 9
Balance at December 31, 1997          $44    $19,365    $28,410      $  -       ($  511)     ($ 73)    $ 1,059    $48,294

Net Income                                                2,881                                                   2,881

Change in Unrealized Gain on Securities
  Available-for-Sale                                                                                  (  955)    (  955)
                                                                                                                --------

Comprehensive Income                                                                                              1,926
                                                                                                                --------
Cash Dividends ($.24 per share)                         ( 1,038)                                                 (1,038)

Purchase of Treasury Stock                                          (4,067)                                      (4,067)

Principal Payment on ESOP Loan                                                    177                               177

Treasury Stock Reissued in Conjunction
  with Stock Option Exercises                (  716)                 1,731                                        1,015

Tax Benefits related to
  Employee Stock Option Plans                   464                                                                 464

------------------------------------------------------------------------------------------------------------------------

Balance at Sept 30, 1998	    $44    $19,113  $30,253  ($ 2,336)  ($  334)      ($ 73)    $  104     $46,771
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

                                                   THREE MONTHS   ENDED
                                ----------------------------------------------------------------------------------------
                                               SEPT 30, 1998                                   SEPT 30, 1997
                                -----------------------------------------        ---------------------------------------
                                                                AVERAGE                                          AVERAGE
                                   AVERAGE                       YIELD/             AVERAGE                       YIELD/
                                   BALANCE        INTEREST        COST              BALANCE        INTEREST        COST
INTEREST-EARNING ASSETS:        -----------------------------------------        ---------------------------------------
  Commercial Real Estate          $64,855          $1,349         8.32%            $32,219           $692         8.59%
  Multi-Family Loans               32,322             620         7.67                 -0-            -0-          -0-
  Construction Loans               29,240             723         9.89              11,171            254         9.09
  Commercial Loans                  6,460             145         8.98               1,576             39         9.90
  Commercial Leases                38,209             626         6.55               8,945            151         6.75
  Mortgage Loans                  188,123           3,542         7.53             246,027          4,584         7.45
  Consumer Loans                   58,800           1,372         9.33              59,443          1,413         9.51
  Investment Securities            44,955             683         6.08              45,506            759         6.67
  Mortgage-Backed and
    Related Securities             95,363           1,470         6.17              92,048          1,623         7.05
  Other Investments                 3,492              49         5.61               6,431             90         5.60
                                -----------------------------------------        ---------------------------------------
Total Interest-Earning Assets    $561,819         $10,579         7.53%           $503,366        $ 9,605         7.63%

Non-Interest Earning Assets        21,725                                           15,737
                                -----------------------------------------        ---------------------------------------
TOTAL ASSETS                     $583,544                                         $519,103
                                =========================================        =======================================


Page 11
INTEREST-BEARING LIABILITIES:
  Interest-Bearing Checking      $ 21,676           $  62         1.14%           $ 22,065       $     99         1.79%
  Savings                          54,695             345         2.52              62,580            395         2.52
  Money Market                     81,612             985         4.83              52,082            636         4.88
  Certificates of Deposit         166,855           2,329         5.58             236,850          3,462         5.85
  Jumbo CD's                       10,082             142         5.63               9,020            124         5.50
  FHLB Advances                   174,113           2,434         5.59              53,580            823         6.14
  Other Borrowed Funds              4,053              52         5.13              14,281            194         5.43
                                -----------------------------------------        ---------------------------------------
Total Interest-Bearing
  Liabilities                    $513,086          $6,349         4.95%           $450,458        $ 5,733         5.09%

Non-Interest Bearing
  Deposits                         10,817                                           11,845

Other Liabilities                  12,640                                           10,934
                                -----------------------------------------        ---------------------------------------
TOTAL LIABILITIES                $536,543                                         $473,237
                                -----------------------------------------        ---------------------------------------
Stockholders' Equity               47,001                                           45,866
                                -----------------------------------------        ---------------------------------------
TOTAL LIABILITIES AND
  STOCKHOLDERS' EQUITY           $583,544                                         $519,103
                                =========================================        =======================================
NET INTEREST INCOME                               $ 4,230                                         $ 3,872
                                -----------------------------------------        ---------------------------------------
NET INTEREST RATE SPREAD (1)                                      2.58%                                           2.54%
                                -----------------------------------------        ---------------------------------------
NET INTEREST MARGIN (2)                                           3.01%                                           3.08%
                                -----------------------------------------        ---------------------------------------

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

                                                                  NINE  MONTHS  ENDED
                                ----------------------------------------------------------------------------------------
                                             SEPT 30, 1998                                  SEPT 30, 1997
                                -----------------------------------------        ---------------------------------------
                                                                AVERAGE                                          AVERAGE
                                   AVERAGE                       YIELD/             AVERAGE                       YIELD/
                                   BALANCE        INTEREST        COST              BALANCE        INTEREST        COST
INTEREST-EARNING ASSETS:        -----------------------------------------        ---------------------------------------
  Commercial Real Estate          $61,494          $3,849         8.35%            $26,571         $1,667         8.36%
  Multi-Family Loans               19,458           1,136         7.78                 -0-            -0-          -0-
  Construction Loans               18,615           1,355         9.71               6,495            441         9.05
  Commercial Loans                  6,482             450         9.26                 630             46         9.74
  Commercial Leases                29,388           1,457         6.61               8,371            423         6.74
  Mortgage Loans                  208,413          11,494         7.35             252,490         14,120         7.46
  Consumer Loans                   58,396           4,082         9.32              58,267          4,075         9.32
  Investment Securities            46,076           2,131         6.17              58,167          2,859         6.55
  Mortgage-Backed and
    Related Securities             99,804           4,870         6.51              99,438          5,254         7.04
  Other Investments                11,077             434         5.22               8,171            320         5.22
                                -----------------------------------------        ---------------------------------------
Total Interest-Earning Assets    $559,203         $31,258         7.45%           $518,600        $29,205         7.51%

Non-Interest Earning Assets        22,501                                           17,981
                                -----------------------------------------        ---------------------------------------
TOTAL ASSETS                     $581,704                                         $536,581
                                =========================================        =======================================

INTEREST-BEARING LIABILITIES:
  Interest-Bearing Checking      $ 22,058           $ 209         1.26%           $ 21,765       $    291         1.78%
  Savings                          56,492           1,057         2.49              64,072          1,199         2.50
  Money Market                     72,790           2,645         4.84              49,367          1,783         4.82
  Certificates of Deposit         180,698           7,572         5.59             246,298         10,637         5.76
  Jumbo CD's                        9,735             412         5.64               9,693            405         5.57
  FHLB Advances                   162,302           6,779         5.57              59,393          2,635         5.92
  Other Borrowed Funds              6,635             258         5.18              16,495            705         5.70
                                -----------------------------------------        ---------------------------------------
Total Interest-Bearing
  Liabilities                    $510,710         $18,932         4.94%           $467,083        $17,655         5.04%

Non-Interest Bearing
  Deposits                         11,332                                           10,950

Other Liabilities                  11,933                                           11,699
                                -----------------------------------------        ---------------------------------------
TOTAL LIABILITIES                $533,975                                         $489,732
                                -----------------------------------------        ---------------------------------------
Stockholders' Equity               47,729                                           46,839
                                -----------------------------------------        ---------------------------------------
TOTAL LIABILITIES AND
  STOCKHOLDERS' EQUITY           $581,704                                         $536,581
                                =========================================        =======================================
NET INTEREST INCOME                               $12,326                                         $11,550
                                -----------------------------------------        ---------------------------------------
NET INTEREST RATE SPREAD (1)                                      2.51%                                           2.47%
                                -----------------------------------------        ---------------------------------------
NET INTEREST MARGIN (2)                                           2.94%                                           2.97%
                                -----------------------------------------        ---------------------------------------

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

The results of operations and other data for the quarter and nine months ended September 30, 1998, are not necessarily indicative of results that may be expected for the entire year ended December 31, 1998.

In the opinion of management, the unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial condition of CoVest Bancshares, Inc. (the "Company"), including its wholly owned subsidiary, CoVest Banc NA (the "Bank"), as of September 30, 1998, and December 31, 1997, the results of the Company's operations for the three and nine months ended September 30, 1998 and 1997, its cash flows for the nine months ended September 30, 1998 and 1997, its changes in stockholders' equity for the nine months ended September 30, 1998 and 1997, and its average balance sheet for the three and nine months ended September 30, 1998 and 1997.

Certain amounts in prior condensed consolidated financial statements have been reclassified to conform with the September 1998 presentation.


(2)     Nature of Operations

CoVest Bancshares, Inc. formerly known as FirstFed Bancshares, Inc. (the "Company") is a bank holding company organized under the laws of the state of Delaware. During 1997, the Company converted its bank subsidiary, First Federal Bank, to a national bank charter and concurrently changed the name to CoVest Banc, National Association (the "Bank"). The Company provides a full line of financial services to customers within nine counties in northeast Illinois from its three full service locations. The Bank opened a mortgage loan center in McHenry, Illinois in mid-February, 1998, and a second center in Aurora, Illinois in July 1998. These two centers are limited to mortgage loan operations.

A reconciliation of the numerators and denominators for earnings per common share dilution computations for the three months ended September 30, 1998 and 1997 are presented below: (in thousands except per share data)




Page 14
                                     Three Months Ended Sept 30,
                                     ---------------------------
							                                      	1998			   1997
						                                      		----		   	----
Earnings per share:
Net Income                                  $  899    $1,040
  Weighted average common
   shares outstanding                        4,172     4,264
                                             -----     -----
Earnings per share                          $  .22    $  .24
                                             =====	    =====

Earnings per share assuming dilution:
Net Income                                 $  899     $1,040
                                            =====     =====
  Weighted average common
    shares outstanding                       4,172     4,264
  Add: dilutive effect of assumed
   exercises, incentive stock
   options and management
   retention plan                              282      300
                                             -----     -----
  Weighted average common and
   dilutive potential common
   shares outstanding                        4,454     4,564
                                             =====     =====
Diluted earnings per share                  $  .20    $  .23
                                             =====     =====


A reconciliation of the numerators and denominators for earnings per common share dilution computations for the nine months ended September 30, 1998 and 1997 are presented below: (in thousands except per share data)
                                     Nine Months Ended Sept 30,
                                     --------------------------
                                             1998      1997
                                             ----      ----
Earnings per share:
Net Income                                 $2,881     $3,345
  Weighted average common
    shares outstanding                      4,213      4,315
                                            -----      -----
  Earnings per share                       $  .68     $  .77
                                            =====      =====

Earnings per share assuming dilution:
Net Income                                 $2,881     $3,345
							                                     =====		    =====
  Weighted average common
    shares outstanding                      4,213      4,315
  Add: dilutive effect of assume
    exercises, incentive stock
    options and management
    retention plan                            325        228
                                            -----      -----
 	Weighted average common and
    dilutive potential common
    shares outstanding                      4,538      4,543
                                 					 	    =====		    =====
  Diluted earnings per share              $  .63      $  .74
                                            =====      =====



(3)	   Stock Repurchase Program

On August 7, 1998, the Company completed its thirteenth Repurchase Plan. On August 24, 1998, the Company approved the fourteenth Stock Repurchase Plan enabling the Company to repurchase up to 100,000 shares of its outstanding stock. These purchases will be made in the open market and/or through privately negotiated transactions. The stock will be used for the issuance of shares in connection with the exercises of previously granted stock options.

(4)     Stock Dividend and Cash Dividend

On December 1, 1997, a three-for-two stock split, payable as a one-for-two stock dividend occurred. All amounts have been restated to show the effect of this stock dividend. The regular quarterly dividend for the fourth quarter of 1997 and the first three quarters of 1998 were paid at $.08 per share post-split.


(5)     Regulatory Capital Requirements

Pursuant to the Financial Institutions Reform, Recovery and Enforcement Act of 1989 ("FIRREA"), as implemented by regulations promulgated by the Office of the Comptroller of Currency (the "OCC"), national banks must meet three separate minimum capital requirements. The following table summarizes, as of September 30, 1998, the Bank's capital requirements under FIRREA and its actual capital ratios. As of September 30, 1998, the Bank exceeded all current minimum regulatory capital requirements.


                                     BANK ONLY
               ----------------------------------------------------
                 Actual         Regulatory         Excess Above
                Capital        Capital Req.        Capital Req.
                 Amount   %      Amount       %        Amount    %
               -------  ------  -------     -----    -------   -----
                              (Dollars in Thousands)
Total Capital to
  Risk Weighted
    Assets      $47,421   12.82%   $29,589    8.00%    $17,832   4.82%
Tier I Capital to
  Risk Weighted
    Assets       42,797   11.57     14,795    4.00      28,002   7.57
Tier I Capital to
  Average Assets 42,797    7.37     23,213    4.00      19,584   3.37



Page 16
(6)          Safe Harbor Statement

This report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Reform Act of 1995, and is included in this statement for purposes of these safe harbor provisions. Forward-looking statements, strategies and expectations of the Company, are generally identifiable by use of the words `believe', `expect', `intend', `anticipate', `estimate', `project' or similar expressions. The Company's ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse affect on the operations and future prospects of the Company and its subsidiaries include, but are not limited to, changes in: interest rates, general economic conditions, legislative/regulatory changes, monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board, the quality of composition of the loan or investment portfolios, demand for loan products, deposit flows, competition, demand for financial services in the Company's market area and accounting principles, policies and guidelines. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Further information concerning the Company and its business, including additional factors that could materially affect the Company's financial results, is included in the Company's filings with the Securities and Exchange Commission.

ITEM 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS

OVERVIEW
--------
The Company's business activities currently consist of ownership of the Bank and investments in other equity securities. The Bank's principal business consists of attracting deposits from the public and investing these deposits, together with funds generated from operations, primarily in commercial loans, commercial real estate loans, multi-family loans, construction loans, commercial leases and consumer loans. It is management's intention that commercial loans will become an increasingly larger portion of the total loan portfolio as the balance sheet is restructured to become more like that of a community bank.
The Bank's deposit accounts are insured to the maximum allowable by the Federal Deposit Insurance Corporation (the "FDIC").

The Bank's results of operations are dependent primarily on net interest income, which is the difference between the interest earned on its loans and securities portfolios, and the interest paid on deposits and borrowed funds. The Bank's operating results are also affected, to a lesser extent, by income produced by the mortgage centers, loan commitment and servicing fees, customer service charges, fees from annuity and insurance products, and other income. Operating expenses of the Bank include employee compensation and benefits, commissions and incentives, equipment and occupancy costs, federal deposit insurance premiums and other administrative expenses.

The Bank's results of operations are further affected by economic and competitive conditions, particularly changes in market interest rates. Results are also affected by monetary and fiscal policies of federal agencies, and actions of regulatory authorities.



FINANCIAL CONDITION
-------------------
Total consolidated assets of the Company decreased by $2.2 million from $582.7 million at December 31, 1997, to $580.5 million at September 30, 1998.

During the third quarter the Company funded over $31 million of commercial loans, commercial real estate loans, construction loans, and commercial
leases.   On a year-to-date basis, the Company had funded over $96
million in new commercial related loans. The composition of the loan portfolio continues to change as commercial real estate loans represented 15%, multi-family loans represented 9%, construction loans represented 8%, commercial loans represented 2%, and commercial leases represented 10% at September 30, 1998. These loans now represent 44% of total loans receivable, up from 23% at year-end 1997, and up from less than 18% at September 30, 1997. With $23 million of approved and accepted commitments outstanding as of September 30, 1998, which should be funded in the next 90 days, management expects the composition of commercial real estate, multi-family loans, construction loans, and commercial loans to continue to grow and become a larger percentage of the overall loan portfolio and assets mix.


Page 18
During the first nine months of 1998, residential mortgage loans decreased by $64 million as borrowers took advantage of lower rates and refinanced their mortgages. The CoVest Banc mortgage centers in McHenry and Aurora, Illinois processed many of the refinanced mortgages that are then sold on a service released basis to the investor market. The mortgage center had almost $5 million of loans held for sale at September 30, 1998. The cost of those loans approximated market value at September 30, 1998.

At September 30, 1998, the allowance for possible loan losses amounted to over $4.7 million. This represented coverage of 1.14% of total loans as of September 30, 1998, and is greater than the 1.04% coverage that existed at year-end 1997.

Securities available-for-sale decreased by $5 million. Some were replaced by municipal bonds and FHLB stock. All new security purchases mature within five years.

Mortgage-backed and other mortgage-related securities decreased $28.6 million or 23.7% from December 31, 1997. The proceeds from the sales of, and paydowns on, mortgage-backed securities were used to fund additional commercial related loans.

Deposits decreased to $346.4 million at September 30, 1998, from $371.8 million at December 31, 1997. Most of this decrease centers on the Bank's prior reliance on certificates of deposit that, as a percentage of deposits, have decreased to 51% as of September 30, 1998, from 59% as of December 31, 1997. The only deposit type to show growth was the Bank's Preferred Money Market account. This product has grown by over $26 million, or 46%, and is indexed to the 91 day U.S. Treasury Bill rate and reflects the weekly change that occurs as a result of the auction in the bond market.

Borrowed funds have increased by $24 million from year-end 1997. These funds have been centered in borrowings from the Federal Home Loan Bank ("FHLB"). The Bank has taken advantage of offerings by the FHLB when funds were available at rates under the levels being offered for retail deposits.

Stockholders' equity in CoVest Bancshares, Inc. totaled $46.8 million at September 30, 1998. At the end of the third quarter, the number of common shares outstanding was 4,271,203 and the book value per common share outstanding was $10.95. The Company repurchased 72,835 shares during the third quarter at an average price of $17.10. This compares to December 31, 1997, when the number of common shares outstanding was 4,365,761 and the book value per common share outstanding was $11.06. The Company announced its most recent stock repurchase plan on August 25, 1998.

Page 19
At September 30, 1998, total non-performing assets amounted to $1,555,000, or 0.27% of total assets compared to $1,306,000, or 0.22%
of total assets at December 31, 1997. Management believes the reserves for possible loan losses to be adequate.

The following table sets forth the amounts and categories of non-performing loans and assets.
                                     Sept. 30, 1998    Dec. 31, 1997
                                      -------------    -------------
                                          (Dollars in Thousands)
Non-performing loans:
  Mortgage Loans                       $   1,054       $    1,137
  Commercial Real Estate Loans               -0-              -0-
  Multi-family Loans                         -0-              -0-
  Construction Loans                         -0-              -0-
  Commercial Loans                           162              -0-
  Commercial Leases                          -0-              -0-
  Consumer                                   267              167
                                     -------------    -------------
   Total non-performing loans         $    1,483       $    1,304

Other real estate owned               $       72       $      -0-
Other repossessed assets              $       -0-      $      -0-
                                      -------------    -------------
   Total non-performing assets        $    1,555       $    1,304

Total non-performing loans as
  a percentage of net loans                  .36%             .35%

Total non-performing assets as
  a percentage of total assets               .27%             .22%


LIQUIDITY
---------
The Company's primary sources of funds are deposits, principal and interest payments on loans and mortgage-backed securities, and funds provided by other operations. While scheduled loan and mortgage-backed securities repayments and maturities of short-term investments are a relatively predictable source of funds, deposit flows and loan prepayments, especially from residential mortgages are greatly influenced by general interest rates, economic conditions, competition and the restructuring occurring in the banking industry.

The Company's cash flows are a result of three principal activities: operating activities, investing activities and financing activities. Net cash provided by operating activities was $987,000 for the nine months ended September 30, 1998. Net cash used in investing activities was $11.5 million for the nine months ended September 30, 1998. Net cash used in financing activities amounted to $4.3 million for the nine months ended September 30, 1998.

The Company uses its liquidity to meet its ongoing commitments to fund maturing certificates of deposit and deposit withdrawals, repay borrowings, fund existing and continuing loan commitments, and pay operating expenses. At September 30, 1998, the Company had commitments to originate loans and undisbursed loan balances totaling $59 million, and its customers had approved but unused lines of credit totaling $66 million. The Company considers its liquidity and capital resources to be adequate to meet its foreseeable short and long-term needs. The Company expects to be able to fund or refinance, on a timely basis, its material commitments and long-term liabilities.

Page 20
SELECTED RATIOS
---------------
(unaudited)                       THREE MONTHS ENDED       NINE MONTHS ENDED
                                 SEPT. 30,   SEPT. 30,   SEPT. 30, SEPT. 30,
                                     1998       1997         1998      1997
                                 --------------------    -------------------
Annualized Return on Avg. Equity     7.65%      9.07%        8.05%     9.52%
Annualized Return on Avg. Assets     0.62%      0.80%        0.66%     0.83%
Book Value per Share               $10.95     $11.39       $10.95    $11.39
Closing Market Price per Share     $14.125    $16.17       $14.125   $16.17

Earnings per Primary Share:
Basic                               $ .22     $  .24       $  .68    $  .77
Diluted                             $ .20     $  .23       $  .63    $  .74

Net Interest Margin                  3.01%      3.08%        2.94%     2.97%
Ratio of Operating Expense to
     Average Total Assets,
     Annualized                      2.56%      2.12%        2.37%     2.00%
Ratio of Net Interest Income to
     Non-Interest Expense,
     Annualized                      1.12x      1.41X        1.18x     1.43x


RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30,1998 AND
1997
----------------------------------------------------------------------

GENERAL. Net income for the three months ended September 30, 1998 totaled $899,000, or $0.22 (basic) and $0.20 (diluted) earnings per share, versus $1,040,000, or $0.24 (basic) and $0.23 (diluted) earnings per share for the third quarter in 1997. Excluding $186,000 in after tax non-recurring expenses related to the departure of the chief executive officer, net income for the third quarter of 1998 would have been $1,085,000.

NET INTEREST INCOME. The Company's net interest income totaled $4,175,000 for the three months ended September 30, 1998, compared to $3,872,000 for the third quarter of 1997. The Company's net interest margin decreased 7 basis points, to 3.01% for the third quarter of 1998 from 3.08% for the third quarter of 1997. The interest rate spread averaged 2.58% for 1998 and 2.54% during the third quarter of 1997. The volume of earning assets increased by $64.6 million between the two periods while the average yield decreased by 10 basis points from 7.63% to 7.53%.

The cost of interest bearing liabilities decreased by 14 basis points from 5.09% to 4.95%. The composition of the liabilities changed as money market accounts continue to be a larger percentage of the Bank's core deposit funding source replacing the shrinking pool of certificates of deposit.

Page 21
PROVISION FOR POSSIBLE LOAN LOSSES. The provision for possible loan losses was $399,000 for the third quarter of 1998 versus $430,000 for the like period in 1997. The reserve for possible loan losses stood at 1.14% of total loans as of September 30, 1998. The Company, and the financial industry as a whole, experienced significant credit card charge-offs and losses are expected to continue at this level in the near term. Management regularly conducts a review of its loan portfolio, write-off experiences and adequacy of allowance, and believes the allowance to be adequate.

LOAN LOSS ALLOWANCE ANALYSIS. The following table sets forth an analysis of the Company's allowance for possible loan losses for the periods indicated.
                                             Three Months Ended
                                         Sept. 30,       Sept. 30,
                                            1998            1997
                                         ---------       ---------
                                          (Dollars in Thousands)

Balance at beginning of period          $   4,632       $    1,489
Charge-offs:
  Mortgage Loans                        $     -0-       $      -0-
  Commercial Real Estate Loans                -0-        			   -0-
  Multi-Family Loans                          -0-              -0-
  Construction Loans                          -0-              -0-
  Commercial Loans                            -0-              -0-
  Commercial Leases                           -0-              -0-
  Consumer                                    281              429
                                         --------         --------
Total                                         281              429
                                         --------         --------
Recoveries:
  Mortgage Loans                       $      -0-       $      -0-
  Commercial Real Estate Loans                -0-              -0-
  Multi-family Loans                          -0-              -0-
  Construction Loans                          -0-              -0-
  Commercial Loans                            -0-              -0-
  Commercial Leases                           -0-              -0-
  Consumer                                     33               42
                                         --------         --------
Total                                          33               42
                                         --------         --------
 Net charge-offs                              248              387

Additions charged to
  operations                                  399              430
                                         --------        ---------
Balance at end of period                 $  4,783           $1,532
                                         ========        =========

Page 22
Ratio of net charge-offs during
  the period to average loans
  outstanding during the period              0.07%            0.12%


Ratio of allowance for possible
  loan losses to non- performing loans       3.23x            1.33x

NET INTEREST INCOME AFTER PROVISION FOR POSSIBLE LOAN LOSSES. Net interest income after provision for possible loan losses increased by $334,000 or 10% to $3,776,000 for the three month period ended September 30, 1998, as compared to $3,442,000 for the three month period ended September 30, 1997.

NON-INTEREST INCOME. Non-interest income excluding security gains increased $648,000, or 109%, from the comparable quarter last year. Loan charges and servicing fees increased by 248%, or $374,000 to $626,000. The Bank collected some commercial real estate prepayment fees as a result of the general decline in interest rates. The Bank also collected $276,000 in loan service release fees primarily from the activity being generated by the mortgage centers. Deposit related fees increased by $29,000 to $258,000, and income from sales of annuities and securities by CoVest Investments increased by $35,000 to $47,000. Realized gains of $81,000 on sales of securities were also recorded. This was a decrease of $235,000 in net gains on security sales from the comparable quarter in 1997.

NON-INTEREST EXPENSE. Non-interest expense increased $990,000, or 36%, for the third quarter of 1998 from the comparable quarter in 1997. Over $310,000 of this increase related to the recognition of salary, the engagement of a search firm, and legal expenses due to the departure of the Company's former chief executive officer. Commissions and employee sales incentives, mostly attributed to the mortgage centers, grew to $181,000 from $39,000 in the third quarter of 1997. Other operating expense increases include $112,000 for occupancy costs at the mortgage centers and remodeling of the Des Plaines facility, and a $41,000 increase in data processing expenses. These increases were offset by a $48,000 decrease in advertising in 1998 from 1997. A substantial portion of the 1997 advertising expenses related to the Bank's name change.

INCOME TAX EXPENSE. Income tax expense decreased $102,000 to $460,000 for the quarter ended September 30, 1998, compared to $562,000 for the same period in 1997.


Page 23
RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30,1998 AND
1997
----------------------------------------------------------------------

GENERAL. For the first nine months of 1998, the Company earned
$2,881,000 versus $3,345,000 for the same period in 1997, a decrease of 14%. This represented $0.68 (basic) and $0.63 (diluted) versus $0.77 (basic) and $0.74 (diluted) for the first nine months of 1997.

NET INTEREST INCOME. The Company's net interest income totaled $12,191,000 for the nine months ended September 30, 1998, compared to $11,550,000 for the first nine months of 1997. The Company's net interest margin decreased 3 basis points, to 2.94% for the nine month period of 1998 from 2.97% for the like period in 1997. The interest rate spread averaged 2.51% for 1998 and 2.47% during the first nine months of 1997. The volume of earning assets increased by $45 million between the two periods while the average yield decreased by 6 basis points from 7.51% to 7.45%.

The cost of interest bearing liabilities decreased by 10 basis points from 5.04% to 4.94%. The composition of the liabilities changed as money market accounts continue to be a larger percentage of the Bank's deposit funding source replacing the shrinking pool of certificates of deposit.

PROVISION FOR POSSIBLE LOAN LOSSES. The provision for possible loan losses was $1,567,000 for the nine month period of 1998 versus $1,183,000 for the like period in 1997. This increased the reserve for possible loan losses to 1.14% of total loans as of September 30, 1998. The Company and the banking industry as a whole have experienced significant credit card charge-offs and losses are expected to continue at this level in the near term. Management regularly conducts a review of its loan portfolio, write-off experiences and adequacy of allowance, and believes the allowance to be adequate.

Page 24
LOAN LOSS ALLOWANCE ANALYSIS. The following table sets forth an analysis of the Company's allowance for possible loan losses for the periods indicated.


                                           Nine Months Ended
                                         Sept. 30,        Sept. 30,
                                            1998            1997
                                         ---------       ---------
                                          (Dollars in Thousands)

Balance at beginning of period          $   3,977       $    1,424
Charge-offs:
  Mortgage Loans                        $      38       $      -0-
  Commercial Real Estate Loans                -0-        			   -0-
  Multi-family Loans                          -0-              -0-
  Construction Loans                          -0-              -0-
  Commercial Loans                            -0-              -0-
  Commercial Leases                           -0-              -0-
  Consumer                                    840            1,147
                                         --------         --------
Total                                         878            1,147
                                         --------         --------
Recoveries:
  Mortgage Loans                        $     -0-       $      -0-
  Commercial Real Estate Loans                -0-		        	   -0-
  Multi-family Loans                          -0-              -0-
  Construction Loans                          -0-              -0-
  Commercial Loans                            -0-              -0-
  Commercial Leases                           -0-              -0-
  Consumer                                    117               72
                                          --------         --------
Total                                         117               72
                                         --------         --------
 Net charge-offs                              761            1,075

Additions charged to
  operations                                1,567            1,183
                                         --------        ---------
Balance at end of period                 $  4,783           $1,532
                                         ========        =========
Ratio of net charge-offs during
  the period to average loans
  outstanding during the period              0.19%            0.30%

Ratio of allowance for possible
  loan losses to non-performing loans        3.23x            1.33x

Page 25

NET INTEREST INCOME AFTER PROVISION FOR POSSIBLE LOAN LOSSES. Net interest income after provision for possible loan losses decreased by $257,000 or 2% to $10,624,000 for the nine month period ended
September 30, 1998, as compared to $10,367,000 for the nine month period ended September 30, 1997.

NON-INTEREST INCOME. Non-interest income excluding security gains increased $1,665,000, or 103%, from the comparable period last year. Loan charges and servicing fees increased by 56%, or $432,000 to $1,210,000. The Bank collected some commercial real estate prepayment fees as a result of the general decline in interest rates. The Bank also collected $971,000 in loan service release fees primarily from the activity being generated by the mortgage centers which began operation in February, 1998. Deposit related fees increased by $103,000 to $724,000, and income from sales of annuities and securities by CoVest Investments increased by $208,000 to $258,000. Realized gains of $800,000 on sales of securities were also recorded. This was a decrease of $390,000 in net gains on security sales from the nine months in 1997.

NON-INTEREST EXPENSE. Non-interest expense increased $2,277,000, or
28%, for the first nine months of 1998 from the comparable period in 1997. Over $310,000 of this increase related to the recognition of salary, the engagement of a search firm, and legal expenses due to the departure of the Company's former chief executive officer. Compensation and benefits increased by $1,471,000, due to the introduction of a commercial lending function during the third and fourth quarters of 1997.
Commissions and employee sales incentives, mostly attributed to the mortgage centers, were $487,000 versus $92,000 in the comparable period of 1997. Other operating expense increases included $375,000 for occupancy costs at the mortgage centers and remodeling of the Des
Plaines facility, and a $195,000 increase in data processing expenses.
The data processing expense included $75,000 accrued for testing computer hardware and software to be Year 2000 compliant. These increases were offset by a $193,000 decrease in advertising in 1998 from 1997 as a substantial portion of the 1997 advertising expenses related to the Bank's name change.

INCOME TAX EXPENSE.  Income tax expense decreased $281,000 to
$1,495,000 for the nine month period ended September 30, 1998, compared to $1,776,000 for the same period in 1997.

Page 26
QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

In an attempt to manage the Bank's exposure to changes in interest rates, management closely monitors the Bank's interest rate risk.

Interest rate risk results when the maturity or repricing intervals and interest rate indices of the interest-earning assets, interest-bearing liabilities, and off-balance sheet financial instruments are different, creating a risk that changes in the level of market interest rates and which results in disproportionate changes in the value of, and the net earnings generated from, the Company's interest-earning assets, interest-bearing liabilities, and off-balance sheet financial instruments. The Company's exposure to interest rate risk is managed primarily through the Company's strategy of selecting the types and terms of interest-earning assets and interest-bearing liabilities that generate favorable earnings, while limiting the potential negative effects of changes in market interest rates. Since the Company's primary source of interest-bearing liabilities is customer deposits, the Company's ability to manage the types and terms of such deposits may be somewhat limited by customer preferences in the market areas in which the Company operates. Borrowings, which include FHLB Advances, short-term borrowings, and long-term borrowings, are generally structured with specific terms which in management's judgment, when aggregated with the terms for outstanding deposits and matched with interest-earning assets, mitigate the Company's exposure to interest rate risk. The rates, terms and interest rate indices of the Company's interest-earning assets result primarily from the Company's strategy of investing in loans and securities (a substantial portion of which have adjustable-rate terms.) This permits the Company to limit its exposure to interest rate risk and credit risk, while at the same time achieving a positive interest rate spread from the difference between the income earned on interest-earning assets and the cost of interest-bearing liabilities.

In addition to periodic gap reports comparing the sensitivity of interest-earning assets and interest-bearing liabilities to changes in interest rates, management utilizes a monthly report ("model") that measures the Bank's exposure to interest rate risk. This model, prepared by the Bank, calculates the present value of assets, liabilities, off-balance sheet financial instruments, and equity at current interest rates, and at hypothetical higher and lower interest rates at one percent intervals. The present value of each major category of financial instrument is calculated by the model using estimated cash flows based on weighted average contractual rates and terms at discount rates representing the estimated current market interest rate for similar financial instruments. The resulting present value of longer term fixed-rate financial instruments are more sensitive to change in a higher or lower market interest rate scenario, while adjustable-rate financial instruments largely reflect only a change in present value representing the difference between the contractual and discounted rates until the next interest rate repricing date.

The following table presents the Bank's current exposure to hypothetical changes in interest rates as of September 30, 1998:

                Percent Change in
         Change in Interest Rates    Percent Change in      MV of Portfolio
              (basis points)        Net Interest Income         Equity
         ------------------------   -------------------    -----------------

                  +200                     (15%)                   (29%)

                   100                     ( 7%)                   (15%)

                     0                       0                       0

                  -100                       7%                     15%

                  -200                      15%                     32%


Page 27
Certain shortcomings are inherent in the method of analysis presented in the foregoing table. For example, although certain assets and liabilities may have similar maturities or periods to repricing, they may react in different degrees to changes in market interest rates. Also, the interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types may lag behind changes in market rates. Additionally, certain assets, such as adjustable-rate mortgage loans, have features that restrict changes in interest rates on a short-term basis and over the life of the loan. Further, in the event of a change in interest rates, prepayment and early withdrawal levels could deviate significantly from those assumed in calculating the tables. Finally, the ability of many borrowers to service their debt may decrease in the event of a significant interest rate increase.

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


RECENT REGULATORY DEVELOPMENTS
-----------------------------------------------------------
Year 2000

The Year 2000 has posed a unique set of challenges in those industries reliant on information technology. As a result of methods employed by early programmers, many software applications and operational programs may be unable to distinguish the Year 2000 from the Year 1900. If not effectively addressed, this problem could result in the production of inaccurate data, or, in the worst cases, the inability of the systems to continue to funcion altogether. In 1997, the Company started the process of identifying the hardware and software issues required to be addressed to assure Year 2000 compliance. The Company began by assessing the issues related to the Year 2000 and the potential for those issues to adversely affect the company's operations and those of its subsidiaries.

Since that time, the Company has established a Year 2000 management committee to deal with this issue. The management committee meets with and utilizes various representatives from key areas throughout the organization to aid in analysis and testing. It is the mission of this committee to identify areas subject to complications related to the Year 2000 and to initiate remedial measures designed to eliminate any adverse effects on the Company's operations. The committee has identified all mission-critical software and hardware that may be adversely affected by the Year 2000 and has required vendors to represent that the systems and products provided are and will be Year 2000 compliant.

The federal banking regulators recently issued guidelines establishing minimum safety and soundness standards for achieving Year 2000 compliance. The guidelines, which took effect October 15, 1998, and apply to all FDIC-insured depository institutions, establish standards for developing and managing Year 2000 project plans, testing

Page 28
remediation efforts and planning for contingencies. The guidelines are based upon guidance previously issued by the agencies under the auspices of the Federal Financial Institutions Examination Council (the "FFIEC"), but are not intended to replace or supplant the FFIEC guidance that will continue to apply to all federally insured depository institutions.

The guidelines were issued under section 39 of the Federal Deposit Insurance Act, as amended (the "FDIA"), which requires the federal banking regulators to establish standards for the safe and sound operation of federally insured depository institutions. Under section 39 of the FDIA, if an institution fails to meet any of the standards established in the guidelines, the institution's primary federal regulator may require the institution to submit a plan for achieving compliance. If an institution fails to submit an acceptable compliance plan, or fails in any material respect to implement a compliance plan that has been accepted by its primary federal regulator, the regulator is required to issue an order directing the institution to cure the deficiency. Such an order is enforceable in court in the same manner as a cease and desist order. Until the deficiency cited in the regulator's order is cured, the regulator may restrict the institution's rate of growth, require the institution to increase its capital, restrict the rates the institution pays on deposits or require the institution to take any action the regulator deems appropriate under the circumstances. In addition to the enforcement procedures established in section 39 of the FDIA, noncompliance with the standards established by the guidelines may also be grounds for other enforcement action by the federal banking regulators, including cease and desist orders and civil money penalty assessments.

Management has considered this issue internally and receives periodic correspondence from its data processor regarding their plans to be Year
2000 compliant. Management does not anticipate that the Company will incur material operating expenses to be required to invest heavily in computer system improvements to be Year 2000 compliant, but did provide $75,000 during the first quarter of 1998 to test computer hardware and software. This number could vary based upon the results of testing and other factors. The Company is committed to a plan for achieving compliance, focusing not only on its own data processing systems, but also on its loan customers. The management committee has taken steps to educate and assist its customers with identifying their Year 2000 compliance problems. In addition, the management committee has proposed policy and procedure changes to help identify potential risks to the Company and to gain an understanding of how customers are managing the risks associated with the Year 2000.
The Company is assessing the impact, if any, the Year 2000 will have on its credit risk and loan underwriting. In connection with potential credit risk related to the Year 2000 issue, the Company has contacted its large commercial loan customers regarding their level of preparedness for the Year 2000. This same analysis has been performed for large depositors and funds providers. Nevertheless, if not properly addressed, these issue could result in interruptions in the Company's business and have a material adverse effect on the Company's results of operations.

Page 29

It is not possible at this time to quantify the estimated future costs due to possible business distruption caused by vendors, suppliers, customers, or even the possible loss of electric power or phone services; however, such costs could be substantial.

The Company is developing contingency plans for various Year 2000 problems and continues to revise these plans based on testing results and vendor notifications.


NEW ACCOUNTING STANDARDS
------------------------
Effective for fiscal years beginning after December 15, 1997, under a new accounting standard (SFAS 130), comprehensive income is now reported for all periods. Comprehensive income includes both net income and other comprehensive income. Other comprehensive income includes the change in unrealized gains and losses on securities available-for-sale. Comprehensive income has been disclosed in the consolidated statements of changes in stockholders' equity.

Effective for fiscal years beginning after December 15, 1997, a new accounting standard (SFAS 131), establishes standards for the way that public enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to stockholders. This standard will have no impact on the Company.

In June 1998, the FASB issued SFAS 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 standardizes the accounting for derivative instruments, including certain derivative instruments embedded in other contracts. Under the standard, entities are required to carry all derivative instruments in the statement of financial position as fair value. The accounting for changes in the fair value (i.e. gains or losses) of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and, if so, on the reason for holding it. If certain conditions are met, entities may elect to designate a derivative instrument as a hedge of exposures to changes in fair value, cash flows, or foreign currencies. If the hedged exposure is a fair value exposure, the gain or loss on the derivative instrument is recognized in earnings in the period of change together with the offsetting loss or gain on the hedged item attributable to the risk being hedged. If the hedged exposure is a cash flow exposure, the effective portion of the gain or loss on the derivative instrument is reported initially as a component of other comprehensive income (outside earnings) and subsequently reclassified into earnings when the forecasted transaction affects earnings. Any amounts excluded from the assessment of hedge effectiveness as well as the ineffective portion of the gain or loss is reported in earnings immediately. Accounting for foreign currency hedges is similar to accounting for fair value and cash flow hedges.
If the derivative instrument is not designated as a hedge, the gain or loss is recognized in earnings in the period of change. This Statement will have no effect on the Company.



Page 30

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
       (a)  Exhibits
             27.  Financial Data Schedule

       (b)  Reports on Form 8-K

             A report on Form 8-K was filed on July 15, 1998, to report under Item 5 net income for the six months ended June 30, 1998.

             A report on Form 8-K was filed on August 7, 1998, to report under Item 5 the completion of the Company's 13th Stock Repurchase Plan.

             A report on Form 8-K was filed on August 25,1998, to report under Item 5 announcing the departure of Larry G. Gillie as President and Chief Executive Officer of the Bank and the appointment of R. Kennedy Alger as Interim President.

             A report on Form 8-K was filed on August 25,1998, to report under Item 5 that the Board of Directors had declared a regular quarterly dividend and announced the approval of the fourteenth Stock Repurchase Plan.











Page 31
                           SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          COVEST BANCSHARES, INC.


Date:                               By:/S/   R. Kennedy Alger
      -----------------                 ---------------------------
                                             R. Kennedy Alger
                                             Executive Vice President


Date:                               By:/s/   Paul A. Larsen
      -----------------                 ---------------------------
                                             Paul A. Larsen
                                             Senior Vice President,
                                             Treasurer and
                                             Chief Financial Officer










Page