Form 10-K
period 1998-12-31
COVEST BANCSHARES INC
filed 1999-03-22
CIK 885694

                          SECURITIES AND EXCHANGE COMMISSION
                               Washington, D. C. 20549
                               -----------------------

                                      FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [Fee Required]
     For the fiscal year ended December 31, 1998
OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]
                   For the transition period from _______ to _______

                            Commission File Number 0-20160
                               -----------------------

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
                  NONE                                  NONE

             Securities Registered Pursuant to Section 12(g) of the Act:
                        Common Stock, par value $.01 per share
          ------------------------------------------------------------
                                   (Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such requirements for the past 90 days.
                              YES --X--        NO -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]


-------------------------------------------------------------------------------

As of March 5, 1999, the Registrant had issued and outstanding 4,403,803 shares of the Registrant's Common Stock. In addition, it had also repurchased 193,188 shares which were being held as treasury stock. The aggregate market value of the voting stock held by non-affiliates of the Registrant as of March 5, 1999, was $50,427,000.*



                         DOCUMENTS INCORPORATED BY REFERENCE
         -------------------------------------------------------------------

         PART III of Form 10-K--Portions of the Proxy Statement for the 1999
                           Annual Meeting of Stockholders.









* Based on the closing price of the Registrant's Common Stock on March 5, 1999, and reports of beneficial ownership filed by directors and executive officers of Registrant and by beneficial owners of more than 5% of the outstanding shares of Common Stock of Registrant; however, such determination of shares owned by affiliates does not constitute an admission of affiliate status or beneficial interest in shares of Registrant's Common Stock.


-------------------------------------------------------------------------------

                               COVEST BANCSHARES, INC.

                           1998 ANNUAL REPORT ON FORM 10-K

                                  Table of Contents
                                                                            Page
                                                                          Number

                                                                            ----
                                        PART I

Item 1.        Business . . . . . . . . . . . . . . . . . . . . . . . . . . . 4

Item 2.        Properties . . . . . . . . . . . . . . . . . . . . . . . . . . 34

Item 3.        Legal Proceedings. . . . . . . . . . . . . . . . . . . . . . . 34

Item 4.        Submission of Matters to a Vote of Security Holders. . . . . . 34

                                       PART II

Item 5.        Market for the Registrant's Common Stock and Related
                  Security Holder Matters . . . . . . . . . . . . . . . . . . 35

Item 6.        Selected Financial Data. . . . . . . . . . . . . . . . . . . . 38

Item 7.        Management's Discussion and Analysis of Financial Condition
                  and Results of Operations . . . . . . . . . . . . . . . . . 40

Item 7A.       Quantitative and Qualitative Disclosure About Market Risk. . . 52

Item 8.        Consolidated Financial Statements. . . . . . . . . . . . . . . 55

Item 9.        Changes in and Disagreements With Accountants on Accounting
                  and Financial Disclosure. . . . . . . . . . . . . . . . . . 89

                                       PART III

Item 10.       Directors and Executive Officers of the Registrant . . . . . . 89

Item 11.       Executive Compensation . . . . . . . . . . . . . . . . . . . . 89

Item 12.       Security Ownership of Certain Beneficial Owners and
                  Management. . . . . . . . . . . . . . . . . . . . . . . . . 89

Item 13.       Certain Relationships and Related Transactions . . . . . . . . 89

                                       PART IV

Item 14.       Exhibits, Financial Statement Schedules, and Reports
                  on 8-K. . . . . . . . . . . . . . . . . . . . . . . . . . . 90

SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .91


-------------------------------------------------------------------------------

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


ITEM 1.   BUSINESS

                                     THE COMPANY

GENERAL

CoVest Bancshares, Inc., a Delaware corporation (the "Company"), is a bank holding company registered under the Bank Holding Company Act of 1956, as amended (the "BHCA"). The Company's subsidiary is CoVest Banc, National Association, a national banking association (the "Bank"). The Bank's subsidiary service corporation, CoVest Investments, Inc., an Illinois corporation ("CII"), engages in the business of selling annuities, insurance products and complete brokerage services. The Company was organized in 1992, in connection with the Bank's conversion from the mutual to the stock form of organization (the "Conversion") which was completed on June 30, 1992. As part of the Conversion, the Company issued 3,220,000 shares of its common stock, $.01 par value per share (the "Common Stock"), at a price of $10.00 per share. The Company's Common Stock is quoted on the Nasdaq National Market System under the symbol "COVB" (neither the original number of shares nor the price per share have been adjusted for subsequent stock splits). Prior to August, 1997, the Company was a savings and loan holding company registered under the Home Owners Loan Act, as amended. The Company became a bank holding company effective August 1, 1997, when the Bank completed its conversion from a federal savings association to a national bank.

The Bank is the Company's only subsidiary and was initially chartered as a federal savings and loan association in 1934. Effective August, 1997, the Bank converted from a savings association to a national bank and changed its name to "CoVest Banc, National Association." All references to the Company include the Bank and its subsidiary, CII, unless otherwise indicated, except that references to the Company at or before June 30, 1992 refer to only the Bank and CII on a consolidated basis.


-------------------------------------------------------------------------------

The Company, the Bank and CII are subject to comprehensive regulation, examination and supervision by the Board of Governors of the Federal Reserve System (the "FRB"), the Office of the Comptroller of the Currency (the "OCC") and the Federal Deposit Insurance Corporation (the "FDIC"). The Bank is a member of the Federal Home Loan Bank System (the "FHLB") and its deposits are insured by the Savings Association Insurance Fund ("SAIF") to the maximum extent permitted by the FDIC. The Company engages in a general full service retail banking business and offers a broad variety of commercial and consumer oriented products and services to customers in its primary market area. The Company is principally engaged in the business of attracting deposits from the general public and originating commercial loans and to a lesser extent mortgage loans in its primary market area. The Company also originates consumer loans and in addition, invests in mortgage-backed and related securities, and marketable equity securities. Finally, the Company offers, on an agency basis through CII, annuities, insurance products and complete brokerage services to its customers.

The Company's income is derived from interest on loans, mortgage backed and related securities and other securities, service charges, loan origination fees, loan servicing fees, loan service release fees from its mortgage center operations, and proceeds from the sale, through CII, of annuity and insurance products. The Company's operations are materially affected by general economic conditions, the monetary and fiscal policies of the federal government and the policies of the various regulatory authorities, including the OCC and the FRB. Its results of operations are largely dependent upon its net interest income, which is the difference between the interest it receives on its loan and securities portfolios and the interest it pays on its deposit accounts and borrowed money.

The Company's corporate headquarters are located at 749 Lee Street, Des Plaines, Illinois. The Company's telephone number is (847) 294-6500. Its internet address is www.covestbanc.com.


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

On March 2, 1995, the Company opened its third full-service office in Schaumburg, Illinois. Schaumburg is a relatively young suburb, and has seen rapid growth, although this has slowed somewhat recently. It is located approximately 16 miles southwest of Arlington Heights and approximately 13 miles west of Des Plaines. Schaumburg had a population of 68,586 in 1990.

On February 11, 1998, the Company opened a Mortgage Center in McHenry, Illinois, the county seat of McHenry County, located approximately 35 miles northwest of Des Plaines. A second Mortgage Center was opened in Aurora, Illinois, located approximately 35 miles southwest of Des Plaines, in July, 1998. The CoVest Banc Mortgage Centers concentrate on mortgage loan origination and sales.

A CoVest Investment Center was opened in Berwyn, Illinois in December, 1998, approximately 15 miles southeast of Des Plaines. The Investment Center concentrates on annuity sales, insurance sales and securities transactions.

Des Plaines and parts of the surrounding contiguous communities such as Park Ridge, Niles and Mount Prospect have historically constituted the Company's primary market area. However, with the establishment of the two additional offices by the Company, the market area has expanded into several other suburbs such as Arlington Heights, Prospect Heights, Buffalo Grove, Schaumburg and Hoffman Estates. These suburban areas are


-------------------------------------------------------------------------------
characterized by single-family residences and apartment buildings. These demographics provide the Company with diverse opportunities for commercial lending, which became a focus of the Bank commencing in 1996. In addition, many of the residents of the Company's primary market area consist of professional or "white collar" workers who commute into Chicago or engage in local retail trade, although a significant number of residents in the farther outlying suburbs, such as Schaumburg, work in that community at jobs in the service sector. The Company's success has been due, in part, to its market area's growth, favorable population and income demographics.


LENDING ACTIVITIES

GENERAL
The Company faces strong competition both in originating loans and in attracting deposits. Competition for commercial loans, commercial real estate, construction and multi-family loans comes primarily from large commercial banks and smaller community banks. Competition in originating real estate loans comes primarily from mortgage bankers, other savings institutions and commercial banks, all of which also make loans secured by real estate located in the Company's primary market area. The Company competes for real estate loans principally on the basis of the interest rates and loan fees it charges, the types of loans it offers and the quality of services it provides to borrowers. The competition for consumer loans comes primarily from commercial banks and finance companies.

The principal lending activity of the Bank before 1996 had historically been originating first mortgage loans for its portfolio, secured by owner occupied one-to-four family residential properties located in its primary market area. The Bank also offers a wide selection of consumer loans. Beginning in 1996, the Bank began a major balance sheet restructuring project. The Bank is now a full-service commercial bank, offering commercial loans, multi-family loans, commercial real estate loans, construction loans and purchasing investment grade commercial leases. These types of lending will be the major focus of the Bank going forward as it continues to function more as a traditional commercial banking institution.

The Bank's Mortgage Center provides a full array of first mortgage products for which it acts as a loan originator and placer. All loans are sold on a service released basis to other financial institutions, for which the Bank receives a fee and has no additional rights.

In November, 1998, the Company sold its $10.8 million credit card loan portfolio. Proceeds from the sale were used to fund additional multifamily loans.


-------------------------------------------------------------------------------

LOAN PORTFOLIO COMPOSITION

The following table outlines the composition of the Company's loan portfolio in dollar amounts and in percentages as of the dates indicated:

                           --------------------------------------------- DECEMBER 31, ---------------------------------------------
                                                                         ------------
                                   1998                 1997                 1996                 1995                 1994
                                   ----                 ----                 ----                 ----                 ----
                             Amount    Percent    Amount    Percent    Amount    Percent    Amount    Percent    Amount    Percent
                             ------    -------    ------    -------    ------    -------    ------    -------    ------    -------

                                                                    (Dollars in Thousands)
Commercial loans           $   8,035    1.98%   $   5,504      1.44%  $     58      0.02%  $                -% $       -         -%

Real estate loans
 One-to-four family          154,182   37.94      235,425     61.76    251,831     74.21     275,570    83.04    297,682     85.16
 Multi-family                 55,661   13.70        4,604      1.21        995      0.29         177     0.06        226      0.06
 Commercial real estate       66,776   16.43       56,220     14.75     20,705      6.11       2,200     0.66          -         -
 Construction                 40,572    9.98        8,939      2.34      1,811      0.53           -        -          -         -
                           ---------  ------    ---------    ------   ---------   ------   ---------   ------  ---------    ------
  Total real estate loans    317,191   78.05      305,188     80.06     275,342    81.14     277,947    83.76    297,908     85.22

Commercial/Municipal leases   35,166    8.66       11,274      2.96       7,053     2.08           -        -          -         -

Consumer loans
 Automobile                   21,036    5.18       22,781      5.98      21,802     6.42      18,618     5.61     17,192      4.93
 Home equity and
  improvement                 22,654    5.57       21,987      5.77      18,570     5.47      16,323     4.92     14,211      4.06
 Credit card                       -       -       13,469      3.53      15,812     4.66      18,289     5.51     19,930      5.70
 Other                         2,290    0.56        1,008      0.26         716     0.21         677     0.20        323      0.09
                           ---------  ------    ---------    ------   ---------   ------   ---------   ------  ---------    ------
  Total consumer loans        45,980   11.31       59,245     15.54      56,900    16.76      53,907    16.24     51,656     14.78
                           ---------  ------    ---------    ------   ---------   ------   ---------   ------  ---------    ------
   Total loans               406,372  100.00%     381,211    100.00%    339,353   100.00%    331,854   100.00%   349,564    100.00%
                                      ------                 ------               ------               ------               ------
                                      ------                 ------               ------               ------               ------

Net deferred costs/(fees)        269                  275                   616                  542              (1,084)
                           ---------            ---------             ---------            ---------           ---------

  Total loans receivable   $ 406,641            $ 381,486             $ 339,969            $ 332,396           $ 348,480
                           ---------            ---------             ---------            ---------           ---------
                           ---------            ---------             ---------            ---------           ---------

-------------------------------------------------------------------------------

The following table shows the composition of the Company's loan portfolio by fixed and adjustable rate at the dates indicated:

                           --------------------------------------------- DECEMBER 31, ---------------------------------------------
                                                                         ------------
                                   1998                 1997                 1996                 1995                 1994
                                   ----                 ----                 ----                 ----                 ----
                             Amount    Percent    Amount    Percent    Amount    Percent    Amount    Percent    Amount    Percent
                             ------    -------    ------    -------    ------    -------    ------    -------    ------    -------

                                                                    (Dollars in Thousands)
Fixed rate loans
 Commercial loans          $   1,722    0.42%   $     438      0.11%  $      58     0.02%  $       -        -% $       -         -%

 Real estate loans
  One-to-four family          89,390   22.00      137,314     36.02     157,430    46.39     215,556    64.96    270,536     77.39
  Multi-family                   391    0.10          576      0.15         995     0.29         177     0.06        226      0.06
  Commercial real estate      19,735    4.85       15,863      4.16      20,304     5.98       2,200     0.66          -         -
  Construction                   199    0.05           63      0.02           -        -           -        -          -         -
                           ---------  ------    ---------    ------   ---------   ------   ---------   ------  ---------    ------

   Total real estate loans   109,715   27.00      153,816     40.35     178,729    52.66     217,933    65.68    270,762     77.45

  Commercial leases           35,166    8.66       11,274      2.96       7,053     2.08           -        -          -         -

  Consumer loans              27,292    6.71       29,424      7.72      26,160     7.71      22,449     6.76     22,867      6.54
                           ---------  ------    ---------    ------   ---------   ------   ---------   ------  ---------    ------
   Total fixed loans         173,895   42.79      194,952     51.14     212,000    62.47     240,382    72.44    293,629     83.99
                           ---------  ------    ---------    ------   ---------   ------   ---------   ------  ---------    ------

Adjustable-rate loans
 Commercial loans              6,313    1.56        5,066      1.32           -        -           -        -          -         -

 Real estate loans
  One-to-four family          64,792   15.94       98,111     25.74      94,401    27.82      60,014    18.08     27,146      7.77
  Multi-family                55,270   13.60        4,028      1.06           -        -           -        -          -         -
  Commercial real estate      47,041   11.58       40,357     10.59       2,212     0.65           -        -          -         -
  Construction                40,373    9.93        8,876      2.33           -        -           -        -          -         -
                           ---------  ------    ---------    ------   ---------   ------   ---------   ------  ---------    ------

   Total real estate loans   207,476   51.05      151,372     39.72      96,613    28.47      60,014    18.08     27,146      7.77

  Consumer loans              18,688    4.60       29,821      7.82      30,740     9.06      31,458     9.48     28,789      8.24
                           ---------  ------    ---------    ------   ---------   ------   ---------   ------  ---------    ------

   Total adjustable loans    232,477   57.21      186,259     48.86     127,353    37.53      91,472    27.56     55,935     16.01
                           ---------  ------    ---------    ------   ---------   ------   ---------   ------  ---------    ------

Total loans                  406,372  100.00%     381,211    100.00%    339,353   100.00%    331,854   100.00%   349,564    100.00%
                                      ------                 ------               ------               ------               ------
                                      ------                 ------               ------               ------               ------

Net deferred costs/(fees)        269                  275                   616                  542              (1,084)
                           ---------            ---------             ---------            ---------           ---------

Total loans receivable     $ 406,641            $ 381,486             $ 339,969            $ 332,396           $ 348,480
                           ---------            ---------             ---------            ---------           ---------
                           ---------            ---------             ---------            ---------           ---------

-------------------------------------------------------------------------------

The following schedule illustrates the contractual maturities of the Company's loan portfolio at December 31, 1998. Mortgages which have adjustable or floating interest rates are shown as maturing in the period during which the contract is due. The schedule does not reflect the effects of possible prepayments or enforcement of due-on-sale clauses:

                                       Comm. Loans,
                                    Comm. Real Estate,
                                      Construction,
                 One-to-Four Family   Multi-Family           Consumer
               --Residential Loans-- --and Leases-----   ------Loans------  ------Total------
                 -----------------     ----------              -----              -----

                                            (Dollars in Thousands)


Coming due during         Weighted            Weighted            Weighted            Weighted
  years ending             Average             Average             Average             Average
  December 31,    Amount    Rate      Amount    Rate      Amount    Rate      Amount    Rate
  ------------    ------    ----      ------    ----      ------    ----      ------    ----
1999*           $   6,888   6.53%   $  53,120   8.05%   $   8,922   8.68%   $  68,930   7.98%
2000                5,875   7.33       36,472   7.75        6,697   8.07       49,044   7.74
2001                5,498   7.51        7,212   7.26        4,510   8.05       17,220   7.55
2002 to 2003       12,779   7.54       26,169   8.09        8,032   8.43       46,980   8.00
2004 to 2008       35,716   7.23       70,448   7.97       17,722   8.76      123,886   7.87
2009 to 2023       69,506   7.38       12,276   8.21           97   8.58       81,879   7.51
2024 and beyond    17,920   7.29          513   8.53            -      -       18,433   7.32
                ---------  -----    ---------  -----    ---------  -----    ---------  -----

    Total       $ 154,182   7.32%   $ 206,210   7.96%   $  45,980   8.52%   $ 406,372   7.78%
                ---------  -----    ---------  -----    ---------  -----    ---------  -----
                ---------  -----    ---------  -----    ---------  -----    ---------  -----

(*) Includes demand loans, loans having no stated maturity, and overdraft loans.


Approximately $154.7 million in fixed rate loans and $182.8 million in variable rate loans have maturities in excess of one year.

The aggregate amount of loans that the Bank is permitted to make to any one borrower is generally limited to 15% of unimpaired capital and surplus (25% if the security for such loan has a "readily ascertainable" value). At December 31, 1998, the Bank's regulatory loan-to-one borrower limit was $7.0 million. On the same date, the Bank's largest lending relationship was $6,627,000.

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


COMMERCIAL LENDING
Management of the Company has made a commitment to become a full service community bank. In line with this commitment, the Company has increased its originations of commercial real estate loans, multi-family loans, commercial leases and commercial loans. Management intends to focus on this type of
lending in the future.   The commercial real estate loans, multi-family loans
and construction loans are collateralized by property within the Company's market area. The commercial leases, which may extend beyond the Company's market area, are primarily investment grade leases.


-------------------------------------------------------------------------------

The underwriting standards used by the Company for these types of loans include a determination of the applicant's payment history, cash flow, value of collateral, and credit worthiness of the business. These types of loans carry a rate higher than residential mortgages, but also have a greater degree of credit risk. Leases, of which 96 % are investment grade instruments, are not considered a substantial risk.

At December 31, 1998, the Company had $66,776,000 in commercial real estate loans, $40,572,000 in construction loans, $8,035,000 in commercial loans, $35,166,000 in commercial/municipal leases, and $55,661,000 in multi-family loans. The Allowance for Possible Loan Losses included $3,365,000 for these types of loans at December 31, 1998.

Loan growth in multi-family loans showed the largest increase in 1998. These loans are concentrated in the counties surrounding the Company's locations with the major dollar volumes and numbers being situated in Cook County, Illinois. Most of these loans are to finance or refinance apartment buildings ranging in size from five units up to 24 units. The terms of the loans are one year adjustable rate, three year adjustable rate, or five year adjustable rate and have a maximum loan-to-value ratio of 80%.

Construction lending is primarily for rehabilitation projects in Cook County and some land development projects around the Company's lending area. These rehabilitation projects are for the conversion of old warehouse and factory space into single family townhouses or condominiums. The typical build out time is less than eighteen months and is priced at a margin above the prime rate.

Commercial real estate loans are primarily for mixed use properties, office buildings that are occupied, operating strip malls and hotel/motel loans. These loans usually reprice at least every five years based upon a margin over the five year constant maturity treasury.


ONE-TO-FOUR FAMILY RESIDENTIAL REAL ESTATE LENDING
The cornerstone of the Company's lending program has historically been the origination of one-to-four family permanent loans, to be held in its portfolio, secured by mortgages on owner-occupied residences. In February, 1998, the Company established the CoVest Banc Mortgage Center. With the creation of the Mortgage Center, the Company has the ability to originate one-to-four family mortgages with competitive rates without the interest rate exposure associated with originations for its own portfolio. During 1998, the Mortgage Center originated and sold 708 loans and 45 additional loans were originated and retained in the Bank's portfolio. The Mortgage Center also generated $1,006,000 in non-interest income from the receipt of SRP's (service release premiums) from the sale of the originated mortgages to secondary market investors as well as $706,000 in other origination fees. The Mortgage Center's investor network of approximately thirty private or institutional investors allows the Company to offer Conventional, Jumbo, VA and B, C and D (sub-prime) loan programs for first mortgages. The Mortgage Center also has the ability to originate and sell 125% equity loans and equity loans to borrowers with credit problems.

The Company will continue to originate loans targeted at low and moderate income home buyers through the Affordable Housing Program and the Community Investment Program, which will be retained in its portfolio.

At December 1998, the Company held as Mortgage Backed Securities ("MBS") previously securitized with Federal Home Loan Mortgage Corporation $20 million of 15 and 30 year fixed-rate and balloon single family residential mortgage loans. The Company, depending on liquidity needs, may sell a portion of these securities in 1999. At December 31, 1998, $149.9 million of the Company's loan portfolio consisted of permanent loans on one-to-four family residences. The Company also held for sale $4.3 million in loans on one-to-four family residences originated by the Mortgage Center. At that date, the Company's largest outstanding residential loan was $774,000. Substantially all of the residential loans originated by the Company are secured by properties located in the Company's primary market area. See "Origination, Purchases and Sales of Loans."


-------------------------------------------------------------------------------

The Company continues to have fewer one-to-four family residential homes in its portfolio and has seen the total decrease from 85.16% of total loans on December 31, 1994 to 37.94% of total loans on December 31, 1998. The decrease in 1998 was due to the sale of most new loan originations to external investors by the Company's Mortgage Center, and the acceleration of prepayment/refinancing activity on existing loans, in response to declining interest rates.

Mortgage loans retained by the Company may have loan-to-value ratios of up to 95%. On any mortgage loan exceeding an 80% loan-to-value ratio at the time of origination, the Company requires private mortgage insurance in an amount intended to reduce the Company's exposure to 80% or less of the appraised value of the underlying property.

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

The Company currently originates substantially all of its consumer loans in its primary market area. At December 31, 1998, the Company's consumer loans totaled $46.0 million or 11.31% of the Company's loan portfolio. This represented a decline of $13.3 million from December 31, 1997, primarily due to sale of the Company's credit card loan portfolio in November, 1998.

For second mortgage and home equity loans, the Company evaluates both the borrower's ability to make principal, interest and escrow payments and the value of the property that will secure the loan. The Company's second mortgage loans and home equity lines of credit are generally originated in amounts which, together with the amount of the first mortgage, do not exceed 80% of the appraised value of the property securing the loan. Home equity loans are revolving lines-of-credit, with the interest rate floating at a stated margin over the prime rate. Second mortgage loans are generally made for terms of up to ten years with fixed interest rates. Other consumer loan terms vary according to the type of collateral, length of contract and creditworthiness of the borrower.

The Company offers a variety of secured consumer loans, including direct automobile loans, second mortgage loans (including home improvement loans), home equity loans, and loans secured by deposit accounts. In addition, the Company offers unsecured consumer loans. In 1998, the Company continued to expand its consumer loan portfolio by marketing automobile and home equity loans. Management believes that these loans, which carry a higher rate of interest, can enhance the bottom line when offered in conjunction with a prudent credit risk policy and collection program.

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

Consumer loans may entail greater risk than residential mortgage loans, particularly in the case of consumer loans which are unsecured or secured by depreciable assets such as automobiles. In such cases, any repossessed collateral for defaulted consumer loans may not provide adequate sources of repayment for the outstanding loan balances as a result of the greater likelihood of damage, loss or depreciation. In addition, consumer loan collections are dependent on the borrower's continuing financial stability, and thus are more likely to be affected


-------------------------------------------------------------------------------
by adverse personal circumstances. Furthermore, the application of various federal and state laws, including federal and state bankruptcy and insolvency laws, may limit the amount which can be recovered on such loans. Although the level of delinquencies in the Company's consumer loan portfolio has been manageable, there can be no assurance that delinquencies will not increase in the future.

In 1998, the Company experienced $1,391,000 in loan charge-offs, 90% of which were related to credit cards, and made provisions of $1,011,000 to the Allowance for Possible Loan Losses related to consumer loans. During the year, the Company was able to recover $161,000 on consumer loans previously charged off.

Management regularly conducts a review of its loan portfolio, write-off experience and adequacy of allowance for loan losses to maintain the allowance at a level management feels is adequate.


MORTGAGE-BACKED AND RELATED SECURITIES
The Company purchases mortgage-backed and mortgage-related securities to supplement loan production. Federal agency mortgage-backed securities generally carry a yield approximately 50 to 100 basis points below that of the corresponding type of residential loan, and the Company's other mortgage related securities also carry lower yields; however, the Company believes they offer greater flexibility in volatile interest rate markets. The Company has also retained the servicing rights on all loans securitized with FHLMC. The Company will evaluate mortgage-backed securities purchases in the future based on its asset/liability objectives, market conditions and alternative investment opportunities. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Business Strategy".

The following schedule sets forth the contractual maturities of the Company's mortgage-backed and related securities and carrying value as of December 31, 1998. All such securities are considered available-for-sale and include approximately $20 million that were formerly a part of the Company's loan portfolio and were previously securitized with the FHLMC. Almost all of the mortgage-backed securities are anticipated to be repaid in advance of their contractual maturity as a result of projected mortgage loan prepayments, driven to a large extent by changes in the level of interest rates.

                                         ----------------------------- Due In --------------------------------
                                                                       ------
                                            1 to 5       5 to 10       10 to 20      Over 20         Balance
                                            Years         Years         Years         Years        Outstanding
                                            -----         -----         -----         -----        -----------

                                                              (Dollars in Thousands)
Mortgage-backed securities
   Federal Home Loan Mortgage Corp.      $     832     $       -     $       -     $  21,362      $  22,194
   Government National Mortgage Assoc.           -             -             -         7,325          7,325
   Federal National Mortgage Assoc.              -             -             -         5,353          5,353
                                         ---------     ---------     ---------     ---------      ---------
                                         $     832     $    -        $       -     $  34,040      $  34,872
                                         ---------     ---------     ---------     ---------      ---------
                                         ---------     ---------     ---------     ---------      ---------

ORIGINATION, PURCHASES AND SALES OF LOANS
The Company originates real estate and other loans through internal loan production personnel (including commissioned originators) located in the Mortgage Center and the Company's offices. Walk-in customers and referrals from real estate brokers, builders and commercial lenders in the area are also important sources for loan originations.

In order to supplement loan origination during periods of unusual competition or reduced loan demand and, in order to acquire additional adjustable rate loans for asset/liability management purposes, the Company


-------------------------------------------------------------------------------
periodically considers the purchase of mortgage-backed and related securities and/or residential loans from third party lenders. In 1998, the Company purchased $40.4 million in floating rate mortgage backed securities.

In 1997, the Company purchased $700,000 in floating rate mortgage backed securities and securitized $17.8 million of mortgage loans which had been part of its one-to-four family residential loan portfolio.

The Company has securitized residential real estate loans from time to time. When loans have been securitized, the Company retains the responsibility for servicing the loan. At December 31, 1998, and 1997, there was approximately $118.8 million and $170.1 million, respectively, in the loan servicing portfolio. The Company currently holds $19.8 million of these loans as mortgage-backed securities on the balance sheet. Management does not expect to securitize any additional loans. Also, at December 31, 1998, the Company had no outstanding commitments to sell mortgage-backed or mortgage-related securities.


-------------------------------------------------------------------------------

The following table shows the loan originations, purchases, sales, and repayments of the Company for the periods indicated:

                                                                     ------------ Year Ended December 31, -------
                                                                                  -----------------------
                                                                           1998            1997            1996
                                                                           ----            ----            ----

                                                                                   (Dollars in Thousands)
Originations of portfolio loans
   Adjustable rate
      Commercial loans                                               $     12,304   $       5,128    $          -
      Construction loans                                                   42,845          16,170               -
      One-to-four family                                                    9,441          34,386          44,648
      Commercial real estate                                               36,845               -               -
      Multi-family                                                         45,683               -               -
      Consumer loans                                                       15,049          19,986          21,146
                                                                     ------------   -------------    ------------

         Total adjustable rate                                            162,167          75,670          65,794

   Fixed rate
      Commercial loans                                                          -               -              63
      One-to-four family                                                        -           3,962          14,616
      Commercial real estate                                                    -          37,577          20,443
      Multi-family                                                              -           2,679               -
      Commercial leases                                                    44,759          10,454           7,272
      Consumer                                                             11,548          15,096          18,978
                                                                     ------------   -------------    ------------

         Total fixed rate                                                  56,307          69,768          61,372
                                                                     ------------   -------------    ------------

            Total loans originated                                        218,474         145,438         127,166

Purchases of mortgage-backed and related securities
   Mortgage-backed securities and participation certificates               40,363          52,568          83,257
   Mortgage-related securities                                                  -               -          18,126
                                                                     ------------   -------------    ------------

         Total purchased                                                   40,363          52,568         101,383

Sales and repayments of loans and mortgage-backed and
  related securities
   Sales of mortgage-backed securities                                     87,571          46,719         222,729
   Sale of credit card loans                                               10,805               -               -
   Principal repayments                                                   219,182         101,910          87,029
                                                                     ------------   -------------    ------------

         Total reductions                                                 317,558         148,629         309,758

Decrease on other items (net)                                              (1,999)         (2,894)           (975)
                                                                     ------------   -------------    ------------

Net increase (decrease) in loans and mortgage-backed securities      $    (60,720)  $      46,483    $    (82,184)
                                                                     ------------   -------------    ------------
                                                                     ------------   -------------    ------------

-------------------------------------------------------------------------------

DELINQUENCY PROCEDURES
When a borrower fails to make a required payment on a loan, the Company attempts to cause the delinquency to be cured by contacting the borrower. In the case of residential loans subject to late charges, a late notice is sent 15 days after the due date, at which time a late charge is assessed. If the delinquency is not cured by the 30th day, contact with the borrower is made by phone or a second notice is mailed. Additional written and oral contacts are made with the borrower between 30 and 60 days after the due date.

In the event a real estate loan payment is past due for 90 days or more, management performs an in-depth review of the loan status, the condition of the property and circumstances of the borrower. Based upon the results of its review, management will decide whether to try to negotiate a repayment program with the borrower, or initiate foreclosure proceedings. These loans are also placed on non-accrual status.

Delinquent consumer loans are handled in a similar manner, except that initial contact is made when the payment is ten days past due, personal contact is made when the loan becomes more than twenty days past due, and the loan is classified as a delinquent loan when it is past due for 30 days or more. Certain consumer loans are placed on non-accrual status when delinquent more than 90 days and as deemed appropriate in the collection process.

The following table sets forth the Company's loan delinquencies by type, by amount, and by percentage. Non performing assets are excluded from the table.

                      ----------------------- Loans Delinquent For -------------------------
                                              --------------------                                              Total
                      --------- 30 - 89 Days --------        ------- 90 Days and Over ------        ------ Delinquent Loans -----
                                ------------                         ----------------                      ----------------
                                              Percent                                Percent                              Percent
                                                of                                     of                                   of
                                               Loan                                   Loan                                 Loan
                      Number        Amount   Category        Number        Amount   Category        Number      Amount   Category
                      ------        ------   --------        ------        ------   --------        ------      ------   --------

                                                             (Dollars in Thousands)
One-to-four
  family                  15      $    851      0.55%             -      $      -      0.00%            15    $    851      0.55%
Commercial real
  estate                   -             -      0.00              -             -      0.00              -           -      0.00
Multi-family               -             -      0.00              -             -      0.00              -           -      0.00
Construction               -             -      0.00              -             -      0.00              -           -      0.00
Commercial                 3            35      0.44              -             -      0.00              3          35      0.44
Commercial leases         11           213      0.61              -             -      0.00             11         213      0.61
Consumer                  15            80      0.17              -             -      0.00             15          80      0.17
                    --------      --------  --------       --------      --------  --------       --------    --------  --------

     Total                44      $  1,179      0.29%             -      $      -      0.00%            44    $  1,179      0.29%
                    --------      --------  --------       --------      --------  --------       --------    --------  --------
                    --------      --------  --------       --------      --------  --------       --------    --------  --------

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


-------------------------------------------------------------------------------

The Special Mention category consists of assets which do not currently expose a financial institution to a sufficient degree of risk to warrant classification, but do possess credit deficiencies or potential weaknesses deserving management's close attention. Assets classified as Substandard or Doubtful require the institution to establish prudent general allowances for possible loan losses. If an asset or portion thereof is classified as Loss, the institution must either establish specific allowances for loan losses in the amount of 100% of the portion of the asset classified as Loss, or charge off such amount. If an institution does not agree with an examiner's classification of an asset, it may appeal this determination to the Regional Director of the OCC. In the above table, all loans delinquent 90 days or more are classified according to the above rules. Certain loans delinquent less than 90 days are categorized as Special Mention. As a result of management's review of its assets, at December 31, 1998, the Company had categorized $1,730,000 of its assets as Special Mention, $1,021,000 as Substandard, and none as Doubtful or
Loss.   The Company's classified assets consist of the non-performing loans detailed below and certain loans delinquent less than 90 days.

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

In accordance with Statement of Financial Accounting Standard No. 114, as amended by SFAS 118, loans which are considered to be impaired are reduced to the present value of expected future cash flows or to the fair value of the related collateral, by allocating a portion of the allowance to such loans. If these allocations cause the allowance for possible loan losses to require an increase, such increase is reported as a provision for possible loan losses charged to expense. Loans are evaluated for impairment when payments are delinquent 90 days or more, or when management downgrades the loan classification to doubtful.


-------------------------------------------------------------------------------

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

                                                   ---------------------------- December 31, -------------------------
                                                       1998           1997          1996          1995          1994
                                                       ----           ----          ----          ----          ----

                                                                           (Dollars in Thousands)
Non-accruing loans
     One-to-four family                            $      996     $        -    $        -    $      531    $      176
     Commercial real estate loans                           -              -             -             -             -
     Multi-family loans                                     -              -             -             -             -
     Construction loans                                     -              -             -             -             -
     Commercial loans                                       -              -             -             -             -
     Commercial leases                                      -              -             -             -             -
     Consumer                                              25              -            95             -             -
                                                   ----------     ----------    ----------    ----------    ----------
     Total                                              1,021              -            95           531           176

Accruing loans delinquent 90 days or more
     One-to-four family                                     -          1,137           599             -             -
     Commercial real estate loans                           -              -             -             -             -
     Multi-family loans                                     -              -             -             -             -
     Construction loans                                     -              -             -             -             -
     Commercial loans                                       -              -             -             -             -
     Commercial leases                                      -              -             -             -             -
     Consumer                                               -            167           162           150            24
                                                   ----------     ----------    ----------    ----------    ----------

     Total                                                  -          1,304           761           150            24
                                                   ----------     ----------    ----------    ----------    ----------

          Total non-performing loans               $    1,021     $    1,304    $      856    $      681    $      200
                                                   ----------     ----------    ----------    ----------    ----------
                                                   ----------     ----------    ----------    ----------    ----------

               Total non-performing loans
                 to net loans                            0.25%          0.35%         0.25%         0.21%         0.06%
                                                   ----------     ----------    ----------    ----------    ----------
                                                   ----------     ----------    ----------    ----------    ----------

               Total non-performing loans
                 as percentage of assets                 0.19%          0.22%         0.16%         0.11%         0.04%
                                                   ----------     ----------    ----------    ----------    ----------
                                                   ----------     ----------    ----------    ----------    ----------

Management has considered the Company's non-performing assets in establishing its Allowance for Possible Losses on Loans. As of December 31, 1998, there were specific reserves of $250,000 on a commercial loan.

As of December 31, 1998, there were no other loans not included on the table or discussed above where known information about the possible credit problems of borrowers caused management to have serious doubts as to the ability of the borrower to comply with present loan repayment terms.

LOAN LOSS RESERVE ANALYSIS
On a quarterly basis, management of the bank meets to review the adequacy of the allowance for loan losses. Each loan officer grades his individual commercial credits and the Company's outsourced Loan Review function


-------------------------------------------------------------------------------
validates the officers' grades. In the event that Loan Review downgrades the loan, it is included in the allowance analysis at the lower grade. The grading system is in compliance with the regulatory classifications and the allowance is allocated to the loans based on the regulatory grading, except in instances where there are known differences (i.e. collateral value is nominal, etc.).
Once the specific portion of the allowance is calculated, management then calculates a historical portion for each loan category based on loan loss history, current economic conditions and trends in the portfolio, including delinquencies and impairments, as well as changes in the composition of the portfolio.

During 1998, there was a significant change in the composition of the loan portfolio. The loan portfolio has migrated from a lower risk single family residential loan portfolio to a higher risk commercial loan portfolio. There have been substantial increases in the multi-family, construction, lease and commercial loan portfolio. In addition, in 1998 the credit card loan portfolio was sold. The methodology used to determine the adequacy of the allowance for loan losses is consistent with prior years, although there were reallocations of the allowance based on the change in composition of the portfolio and the sale of the credit card portfolio.


-------------------------------------------------------------------------------

The following table sets forth an analysis of the Company's allowance for possible loan losses:

                                                   ---------------------------- December 31, -------------------------
                                                                                Year Ended
                                                                                ----------
                                                       1998           1997          1996          1995         1994
                                                       ----           ----          ----          ----         ----

                                                                           (Dollars in Thousands)
Balance at beginning of period                     $    3,977     $    1,424    $    1,379    $    1,520    $    1,581

Charge-offs

     One-to-four family                                    38              -             -             -             -
     Commercial real estate loans                           -              -             -             -             -
     Multi-family loans                                     -              -             -             -             -
     Construction loans                                     -              -             -             -             -
     Commercial loans                                       -              -             -             -             -
     Commercial leases                                      -              -             -             -             -
     Consumer                                           1,355          1,615         1,497           903           474


Recoveries

     One-to-four family                                     -              -             -             -             -
     Commercial real estate loans                           -              -             -             -             -
     Multi-family loans                                     -              -             -             -             -
     Construction loans                                     -              -             -             -             -
     Commercial loans                                       -              -             -             -             -
     Commercial leases                                      -              -             -             -             -
     Consumer                                             161             96           145           118            53
                                                   ----------     ----------    ----------    ----------    ----------

Net charge-offs                                         1,232          1,519         1,352           785           421
                                                   ----------     ----------    ----------    ----------    ----------

Additions charged to operations                         1,567          4,072         1,397           644           360
                                                   ----------     ----------    ----------    ----------    ----------

Balance at end of period                           $    4,312     $    3,977    $    1,424    $    1,379    $    1,520
                                                   ----------     ----------    ----------    ----------    ----------
                                                   ----------     ----------    ----------    ----------    ----------

Ratio of net charge-offs during the
  period to average loans outstanding
  during the period                                      0.37%          0.42%         0.39%         0.20%         0.15%
                                                   ----------     ----------    ----------    ----------    ----------
                                                   ----------     ----------    ----------    ----------    ----------

Ratio of allowance to non-performing loans               4.22x          3.05x         1.66x         2.02x         7.60x
                                                   ----------     ----------    ----------    ----------    ----------
                                                   ----------     ----------    ----------    ----------    ----------

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


-------------------------------------------------------------------------------

The distribution of the Company's allowance for possible losses on loans at the dates indicated is summarized as follows:

                                ----------------------------------------- December 31, ---------------------------------------
                                                                         ------------

                                -------1998-------       -------1997-------      -------1996-------     --------1995-------
                                       ----                     ----                    ----                    ----
                                              Percent                 Percent                 Percent                 Percent
                                                of                      of                      of                      of
                                Allowance      Loans     Allowance     Loans     Allowance    Loans     Allowance     Loans
                                   for        in Each       for       in Each       for      in Each       for       in Each
                                 Possible     Category    Possible    Category    Possible   Category   Possible     Category
                                  Losses         to        Losses        to        Losses       to       Losses         to
                                    on         Total         on        Total         on       Total        on         Total
                                  Loans        Loans       Loans       Loans       Loans      Loans      Loans        Loans
                                  -----        -----       -----       -----       -----      -----      -----        -----

                                                                    (Dollars in Thousands)
One-to-four family loans          $   387      37.94%    $   100      61.76%     $   250      74.21%   $   600       83.10%

Commercial loans and leases           412      10.64          76       4.40            -       0.02          -           -

Commercial real estate,
  construction, and multi-family    2,953      40.11       2,180      18.30          285       6.93         44        0.66

Consumer loans                        560      11.31       1,621      15.54          889      16.76        735       16.24
                                  -------    -------     -------    -------      -------    -------    -------     -------

     Total                        $ 4,312     100.00%    $ 3,977     100.00%     $ 1,424     100.00%   $ 1,379      100.00%
                                  -------    -------     -------    -------      -------    -------    -------     -------
                                  -------    -------     -------    -------      -------    -------    -------     -------


                                   ---- December 31, ----
                                        ------------

                                     -------1994-------
                                            ----
                                                   Percent
                                                      of
                                     Allowance      Loans
                                        for        in Each
                                      Possible     Category
                                       Losses         to
                                         on         Total
                                       Loans        Loans
                                       -----        -----

                                    (Dollars in Thousands)
One-to-four family loans               $ 1,100      85.22%

Commercial loans and leases                  -          -

Commercial real estate,
  construction, and multi-family             -          -

Consumer loans                             420      14.78
                                       -------    -------

     Total                             $ 1,520     100.00%
                                       -------    -------
                                       -------    -------

Note: In 1997, 1996, and 1995, management made a decision to re-allocate $150,000, $350,000, and $500,000 respectively, to the Allowance on Consumer Loans from the Allowance on One-to-Four Family Loans, as no losses were realized on this portfolio during those years. In 1998, management re-allocated $837,000 from the Allowance on Consumer Loans after the sale of the credit card portfolio in November, 1998. $551,000 of this amount was re-allocated to the Allowance for Losses on Commercial and Commercial Real Estate Loans and $286,000 was re-allocated to the Allowance for Losses on One-to-Four Family Loans.

Management regularly conducts a review of its loan portfolio, write-off experience and adequacy of allowance to maintain the allowance at a level management feels is adequate.


-------------------------------------------------------------------------------

INVESTMENT ACTIVITIES
As a part of its asset/liability management strategy, the Company invests in high quality short- and medium-term investments, including interest-bearing deposits, U.S. government and agency securities, municipal bonds, and to a lesser extent, marketable equity securities.

The following table sets forth the composition of the Company's investment portfolio at the dates indicated. All items in the table are included at fair value.

                             -----------------------------Year Ended December 31,------------------------------
                             ----------1998----------     -----------1997----------   -----------1996----------
                                Fair           % of          Fair          % of           Fair          % of
                                Value          Total         Value         Total         Value         Total
                                -----          -----         -----         -----         -----         -----

                                                            (Dollars in Thousands)
U.S. Treasury                       $     -           -%      $ 11,013        6.71%      $ 14,998        8.68%
U.S. government agency               30,041       34.13         19,991       12.18         34,674       20.06
Marketable equity securities            853        0.97            408        0.25          3,741        2.16
Municipal bonds                      13,872       15.76          4,428        2.70            140        0.08
Corporate bond                            -           -              -           -            198        0.11
FHLMC mortgage-backed
  and related                        22,194       25.22         58,000       35.33         86,761       50.19
GNMA mortgage-backed
  and related                         7,325        8.32          4,594        2.80          5,008        2.90
FNMA mortgage-backed
  and related                         5,353        6.08         57,513       35.03         17,533       10.14
CMO mortgage-related                      -           -            646        0.39          2,633        1.52
                                   --------    --------       --------    --------       --------    --------
    Subtotal                         79,638       90.48        156,593       95.39        165,686       95.84

FRB stock                               469        0.53            469        0.29              -           -
FHLB stock                            7,910        8.99          7,110        4.32          7,190        4.16
                                   --------    --------       --------    --------       --------    --------
    Total securities and stock     $ 88,017      100.00%      $164,172      100.00%      $172,876      100.00%
                                   --------    --------       --------    --------       --------    --------
                                   --------    --------       --------    --------       --------    --------
Average remaining life
  of non-mortgage-backed
  securities                            3.55 years                 2.45 years                6.16 years

The composition and contractual maturities of the securities portfolio at December 31, 1998, excluding mortgage-backed securities, Federal Reserve Bank of Chicago stock, FHLB of Chicago stock, and marketable equity securities, is indicated in the following table.

                                                ----------------------Due In---------------------
                                                  Less than    1 to 5        5 to 10       Over 10      Total
                                                   1 Year       Years         Years         Years    Securities
                                                   ------       -----         -----         -----    ----------

                                                                   (Dollars in Thousands)
U.S. Treasury                                    $       -    $       -    $       -    $       -    $        -
U.S. government agency                                   -       22,594        7,447            -        30,041
Municipal bonds                                      2,310       10,289        1,273            -        13,872
                                                 ---------    ---------    ---------    ---------     ---------

    Total securities                             $   2,310    $  32,883    $   8,720    $       -    $   43,913
                                                 ---------    ---------    ---------    ---------     ---------
                                                 ---------    ---------    ---------    ---------     ---------

Weighted average yield                                5.82%        6.05%        5.91%           -%         6.01%
                                                 ---------    ---------    ---------    ---------     ---------
                                                 ---------    ---------    ---------    ---------     ---------

-------------------------------------------------------------------------------

SOURCES OF FUNDS

GENERAL
Deposit accounts have traditionally been the principal source of the Company's funds for use in lending and for other general business purposes. In addition to deposits, the Company derives funds from borrowings, loan repayments and cash flows generated from operations. Scheduled loan payments are a relatively stable source of funds, while loan prepayments and deposit flows are greatly influenced by general interest rates, economic conditions, competition and the restructuring occurring in the banking industry. In 1996 and 1997, an additional source of funds was the securitization of loans which were then classified as securities. The Bank has sold some of the securities to meet liquidity needs in the payment of deposit withdrawals or the funding of commercial related loan growth. No additional securitizations occurred in 1998.

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

The primary source of borrowing has been the FHLB of Chicago. The Company has regularly used this as an alternative source of funding. These funds usually provide a cheaper source of borrowing on both a fixed rate and floating rate basis. At December 31, 1998, the Company had outstanding borrowings of $120,000,000 at the FHLB of Chicago. Two additional non-deposit sources of funds which the Company has used during 1998 are the Treasury Tax and Loan ("T T & L") Option Account and the Retail Repurchase Agreement. The T T & L Account enables the U. S. Treasury to keep tax dollars with the Company at a floating interest rate, and the Retail Repurchase Agreement allows customers to lend the Company money which is collateralized by a security that the Bank owns.

DEPOSITS
The Company attracts both short-term and long-term deposits from the Company's primary market area by offering a wide assortment of accounts and rates. The Company offers checking accounts (both interest bearing and non-interest bearing), Preferred and regular money market accounts, savings accounts, fixed interest rate certificates of deposits with varying maturities, and individual retirement accounts.

Deposit account terms vary, according to the minimum balance required, the time period the funds must remain on deposit and the interest rate, among other factors. In March 1995, the Company offered for one day, a certificate promotion in conjunction with the grand opening of its new Schaumburg location. Approximately $69 million was deposited, at a rate of 7.80%. These certificates matured in September 1996, and concurrently, the Company offered a new Preferred Money Market product. The product has been successful, with a rate that is competitive, but significantly lower than 7.80%.

In setting rates, the Company regularly evaluates (i) its investment and lending opportunities, (ii) its internal costs of funds, (iii) the rates offered by competing institutions and (iv) its liquidity position. In order to decrease the volatility of its deposits, the Company imposes penalties on early withdrawal on its certificates of deposit. As of December 31, 1998, the Company also had $2,686,000 in brokered deposits.

The Company believes that non-certificate accounts can provide relatively low cost funds and accordingly, the Company introduces promotions to attract new checking accounts and retain CD deposits at maturity. The Company has offered new services to make its checking accounts more desirable, such as Telephone Access Banking and Debit Card, both of which have been extensively utilized by the customers. PC Banking was introduced in 1998.


-------------------------------------------------------------------------------

The following table sets forth the deposit flows experienced by the Company during the periods indicated:

                                                                       ----------Year Ended December 31,-------
                                                                                 -----------------------

                                                                                 (Dollars in Thousands)

                                                                             1998          1997          1996
                                                                             ----          ----          ----
Deposit balance at January 1                                            $   371,752   $   402,090   $   454,656
Deposits                                                                    756,327       594,060       646,685
Withdrawals                                                                (779,139)     (641,008)     (721,083)
Interest credited                                                            15,595        16,610        21,832
                                                                        -----------   -----------   -----------
Deposit balance at December 31                                          $   364,535   $   371,752   $   402,090
                                                                        -----------   -----------   -----------
                                                                        -----------   -----------   -----------
    Net decrease                                                        $    (7,217)  $   (30,338)  $   (52,566)
                                                                        -----------   -----------   -----------
                                                                        -----------   -----------   -----------
Percent decrease                                                              (1.94)%       (7.55)%      (11.56)%
                                                                        -----------   -----------   -----------
                                                                        -----------   -----------   -----------



-------------------------------------------------------------------------------

The following table sets forth the dollar amount of deposits in the various types of deposit programs offered by the Company for the periods indicated:

                                --------------------------------Year Ended December 31,----------------------------------
                                ----------1998----------       ----------1997-----------         ----------1996----------
                                                   % of                          % of                             % of
                                   Amount          Total          Amount         Total             Amount        Total
                                   ------          -----          ------         -----             ------        -----

                                                                 (Dollars in Thousands)

Checking accounts                  $ 38,823         10.65%        $ 35,265          9.49%        $ 30,556          7.60%

Money market accounts                85,209         23.37           57,158         15.37           39,446          9.81
Saving accounts                      52,990         14.54           59,562         16.02           66,218         16.47
                                   --------      --------         --------     ---------         --------      --------

     Total non-certificates         177,022         48.56          151,985         40.88          136,220         33.88

Certificates of deposit(1)
    0.00 - 2.99%                        120          0.03               27          0.01              185          0.05
    3.00 - 3.99%                          -             -               18          0.01              172          0.04
    4.00 - 4.99%                     47,612         13.06            5,663          1.52           24,138          6.00
    5.00 - 5.99%                    101,385         27.81          149,140         40.12          138,641         34.48
    6.00 - 6.99%                     30,738          8.43           43,665         11.75           69,172         17.20
    7.00 - 7.99%                      7,630          2.09           14,379          3.86           27,056          6.73
    8.00 - 8.99%                         14          0.01            3,218           .87            5,418          1.35
    9.00 - 9.99%                         14          0.01            3,657           .98            1,088           .27
                                   --------      --------         --------     ---------         --------      --------

         Total certificates         187,513         51.44          219,767         59.12          265,870         66.12
                                   --------      --------         --------     ---------         --------      --------

           Total deposits          $364,535        100.00%        $371,752        100.00%        $402,090        100.00%
                                   --------      --------         --------     ---------         --------      --------
                                   --------      --------         --------     ---------         --------      --------

(1) Certificates of deposit include approximately $991,000, $8,370,000, and $15,786,000 at December 31, 1998, 1997, and 1996, respectively, which bear interest at increasing rates over the life of the deposit term. These certificates are included in the table at their current rate, while the Company records interest expense on these certificates on a level-yield basis over the contractual deposit term.


-------------------------------------------------------------------------------

The following table shows rate and maturity information for the Company's certificates of deposit as of December 31, 1998. Approximately $991,000 of the Company's certificates of deposit bear interest at increasing rates over the life of their contractual maturity term. The Company records interest expense on these certificates on a level-yield basis over their contractual maturity term. The table below details the scheduled maturities of certificates of deposit:

                       1999           2000         2001         2002          2003     Thereafter      Total
                       ----           ----         ----         ----          ----     ----------      -----

                                                   (Dollars in Thousands)
0.0  - 2.99%        $       120    $       -    $        -   $        -   $        -   $        -   $       120
3.00 - 3.99%                  -            -             -            -            -            -             -
4.00 - 4.99%             42,394        2,525         1,291          836          466          100        47,612
5.00 - 5.99%             85,675       10,888         2,774        1,357          661           30       101,385
6.00 - 6.99%              7,350       20,118           281        2,789            -          200        30,738
7.00 - 7.99%                969        3,639             3        3,019            -            -         7,630
8.00 - 8.99%                 14            -             -            -            -            -            14
9.00 - 9.99%                  -           14             -            -            -            -            14
                    -----------    ---------    ----------   ----------   ----------   ----------   -----------

                    $   136,522    $  37,184    $    4,349   $    8,001   $    1,127   $      330   $   187,513
                    -----------    ---------    ----------   ----------   ----------   ----------   -----------
                    -----------    ---------    ----------   ----------   ----------   ----------   -----------

The following table indicates the amount of the Company's certificates of deposit by time remaining until maturity as of December 31, 1998.

                                                --------------------Maturity---------------------
                                                 3 Months      3 to 6       6 to 12       Over 12
                                                  or Less      Months       Months        Months        Total
                                                  -------      ------       ------        ------        -----

                                                                   (Dollars in Thousands)
Certificates of deposit less than $100,000      $   36,038   $   25,019   $   51,191   $   41,057   $   153,305

Certificates of deposit of $100,000 or more(1)       7,858        6,095       10,322        9,933        34,208
                                                ----------   ----------   ----------   ----------   -----------

    Total certificates of deposit               $   43,896   $   31,114   $   61,513   $   50,990   $   187,513
                                                ----------   ----------   ----------   ----------   -----------
                                                ----------   ----------   ----------   ----------   -----------

(1)  Includes "Jumbo" certificates of $11,047,000.

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


-------------------------------------------------------------------------------

BORROWINGS

The Company's other available sources of funds include advances from the FHLB of Chicago and collateralized borrowings. As a member of the FHLB of Chicago, the Company is required to own capital stock in the FHLB of Chicago and is authorized to apply for advances from the FHLB of Chicago. Each FHLB credit program has its own interest rate, which may be fixed or variable, and range of maturities. The FHLB of Chicago may prescribe the acceptable uses for these advances, as well as limitations on the size of the advances and repayment provisions. The Company had $120 million of FHLB advances outstanding at December 31, 1998, secured by residential mortgage loans and $39 million in mortgage backed securities. Additional information regarding borrowings can be obtained in Note 8 of the "Notes to the Consolidated Financial Statements".

The following table sets forth the maximum month-end balance, average balance, and weighted average rates of borrowings for the periods indicated:

                                                             1998          1997         1996
                                                             ----          ----         ----

                                                                 (Dollars in Thousands)
Maximum month-end balances
    FHLB advances                                       $   120,000   $   135,000   $  135,600
    Securities sold under repurchase agreement                3,774        14,292       16,162
    Other                                                     2,981        10,000       11,187

Average balances
    FHLB advances                                           154,644        71,956       89,630
    Securities sold under repurchase agreement                3,365        12,781       11,683
    Other                                                     6,993         3,497        6,630

Weighted average rates
    FHLB advances                                              5.48%         5.99%        5.99%
    Securities sold under repurchase agreement                 5.14          5.22         5.25
    Other                                                      5.16          5.30         5.40


-------------------------------------------------------------------------------

                           SUPERVISION AND REGULATION


GENERAL

Financial institutions and their holding companies are extensively regulated under federal and state law. As a result, the growth and earnings performance of the Company can be affected not only by management decisions and general economic conditions, but also by the requirements of applicable state and federal statutes and regulations and the policies of various governmental regulatory authorities, including the OCC, the FRB, the Federal Deposit Insurance Corporation (the "FDIC"), the Internal Revenue Service and state taxing authorities and the Securities and Exchange Commission (the "SEC"). The effect of applicable statutes, regulations and regulatory policies can be significant, and cannot be predicted with a high degree of certainty.

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

The following is a summary of the material elements of the regulatory framework that applies to the Company and its subsidiaries. It does not describe all of the statutes, regulations and regulatory policies that apply to the Company and its subsidiaries, nor does it restate all of the requirements of the statutes, regulations and regulatory policies that are described. As such, the following is qualified in its entirety by reference to the applicable statutes, regulations and regulatory policies. Any change in applicable law, regulations or regulatory policies may have a material effect on the business of the Company and its subsidiaries.

RECENT REGULATORY DEVELOPMENTS

PENDING LEGISLATION
Legislation has been introduced in the Congress that would allow bank holding companies to engage in a wider range of nonbanking activities, including greater authority to engage in securities and insurance activities. The expanded powers generally would be available to a bank holding company only if the bank holding company and its bank subsidiaries remain well-capitalized and well-managed. At this time, the Company is unable to predict whether the proposed legislation will be enacted and, therefore, is unable to predict the impact such legislation may have on the Company and the Bank.

THE COMPANY

GENERAL
The Company, as the sole shareholder of the Bank, is a bank holding company. As a bank holding company, the Company is registered with, and is subject to regulation by, the Federal Reserve under the Bank Holding Company Act of 1956, as amended (the "BHCA"). In accordance with Federal Reserve policy, the Company is expected to act as a source of financial strength to the Bank and to commit resources to support the Bank in circumstances where the Company might not otherwise do so. Under the BHCA, the Company is subject to periodic examination by the Federal Reserve. The Company is also required to file with the Federal Reserve periodic reports of the Company's operations and such additional information regarding the Company and its subsidiaries as the Federal Reserve may require.


-------------------------------------------------------------------------------

INVESTMENTS AND ACTIVITIES
Under the BHCA, a bank holding company must obtain Federal Reserve approval before: (i) acquiring, directly or indirectly, ownership or control of any voting shares of another bank or bank holding company if, after the acquisition, it would own or control more than 5% of the shares of the other bank or bank holding company (unless it already owns or controls the majority of such shares); (ii) acquiring all or substantially all of the assets of another bank; or (iii) merging or consolidating with another bank holding company. Subject to certain conditions (including certain deposit concentration limits established by the BHCA), the Federal Reserve may allow a bank holding company to acquire banks located in any state of the United States without regard to whether the acquisition is prohibited by the law of the state in which the target bank is located. In approving interstate acquisitions, however, the Federal Reserve is required to give effect to applicable state law limitations on the aggregate amount of deposits that may be held by the acquiring bank holding company and its insured depository institution affiliates in the state in which the target bank is located (provided that those limits do not discriminate against out-of-state depository institutions or their holding companies) and state laws which require that the target bank have been in existence for a minimum period of time (not to exceed five years) before being acquired by an out-of-state bank holding company.

The BHCA also generally prohibits the Company from acquiring direct or indirect ownership or control of more than 5% of the voting shares of any company which is not a bank and from engaging in any business other than that of banking, managing and controlling banks or furnishing services to banks and their subsidiaries. This general prohibition is subject to a number of exceptions. The principal exception allows bank holding companies to engage in, and to own shares of companies engaged in, certain businesses found by the Federal Reserve to be "so closely related to banking ... as to be a proper incident thereto." Under current regulations of the Federal Reserve, the Company and its non-bank subsidiaries are permitted to engage in a variety of banking-related businesses, including the operation of a thrift, sales and consumer finance, equipment leasing, the operation of a computer service bureau (including software development), and mortgage banking and brokerage. The BHCA generally does not place territorial restrictions on the domestic activities of non-bank subsidiaries of bank holding companies.

Federal law also prohibits any person or company from acquiring "control" of a bank or a bank holding company without prior notice to the appropriate federal bank regulator. "Control" is defined in certain cases as the acquisition of at least 10% of the outstanding shares of a bank or bank holding company.

CAPITAL REQUIREMENTS
Bank holding companies are required to maintain minimum levels of capital in accordance with Federal Reserve capital adequacy guidelines. If capital falls below minimum guideline levels, a bank holding company, among other things, may be denied approval to acquire or establish additional banks or non-bank businesses.

The Federal Reserve's capital guidelines establish the following minimum regulatory capital requirements for bank holding companies: a risk-based requirement expressed as a percentage of total risk-weighted assets, and a leverage requirement expressed as a percentage of total assets. The risk-based requirement consists of a minimum ratio of total capital to total risk-weighted assets of 8%, at least one-half of which must be Tier 1 capital. The leverage requirement consists of a minimum ratio of Tier 1 capital to total assets of 3% for the most highly rated companies, with a minimum requirement of 4% for all others. For purposes of these capital standards, Tier 1 capital consists primarily of permanent stockholders' equity less intangible assets (other than certain mortgage servicing rights and purchased credit card relationships). Total capital consists primarily of Tier 1 capital plus certain other debt and equity instruments which do not qualify as Tier 1 capital and a portion of the company's allowance for possible loan and lease losses.

The risk-based and leverage standards described above are minimum requirements. Higher capital levels will be required if warranted by the particular circumstances or risk profiles of individual banking organizations. For example, the Federal Reserve's capital guidelines contemplate that additional capital may be required to take adequate account of, among other things, interest rate risk, or the risks posed by concentrations of credit, nontraditional activities or securities trading activities. Further, any banking organization experiencing or anticipating significant growth would be expected to maintain capital ratios, including tangible capital positions (i.e., Tier 1 capital less all intangible assets), well above the minimum levels.


-------------------------------------------------------------------------------
                                       28

As of December 31, 1998, the Company had regulatory capital in excess of the Federal Reserve's minimum requirements, with a risk-based capital ratio of 13.72% and a leverage ratio of 8.14%.

DIVIDENDS
The Delaware General Corporation Law (the "DGCL") allows the Company to pay dividends only out of its surplus (as defined and computed in accordance with the provisions of the DGCL) or if the Company has no such surplus, out of its net profits for the fiscal year in which the dividend is declared and/or the preceding fiscal year. Additionally, the Federal Reserve has issued a policy statement with regard to the payment of cash dividends by bank holding companies. The policy statement provides that a bank holding company should not pay cash dividends which exceed its net income or which can only be funded in ways that weaken the bank holding company's financial health, such as by borrowing. The Federal Reserve also possesses enforcement powers over bank holding companies and their non-bank subsidiaries to prevent or remedy actions that represent unsafe or unsound practices or violations of applicable statutes and regulations. Among these powers is the ability to proscribe the payment of dividends by banks and bank holding companies.

FEDERAL SECURITIES REGULATION
The Company's common stock is registered with the SEC under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Consequently, the Company is subject to the information, proxy solicitation, insider trading and other restrictions and requirements of the SEC under the Exchange Act.

THE BANK

GENERAL
The Bank is a national bank, chartered by the OCC under the National Bank Act. The deposit accounts of the Bank are insured by the FDIC's Savings Association Insurance Fund ("SAIF"), and the Bank is a member of the Federal Reserve System. As a SAIF-insured national bank, the Bank is subject to the examination, supervision, reporting and enforcement requirements of the OCC, as the chartering authority for national banks, and the FDIC, as administrator of the SAIF. The Bank is also a member of the Federal Home Loan Bank System, which provides a central credit facility primarily for member institutions.

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

During the year ended December 31, 1998, SAIF assessments ranged from 0% of deposits to 0.27% of deposits. For the semi-annual assessment period beginning January 1, 1999, SAIF assessment rates will continue to range from 0% of deposits to 0.27% of deposits.

The FDIC may terminate the deposit insurance of any insured depository institution if the FDIC determines, after a hearing, that the institution (i) has engaged or is engaging in unsafe or unsound practices, (ii) is in an unsafe or unsound condition to continue operations or (iii) has violated any applicable law, regulation, order, or any condition imposed in writing by, or written agreement with, the FDIC. The FDIC may also suspend deposit insurance temporarily during the hearing process for a permanent termination of insurance if the institution has no tangible capital. Management of the Company is not aware of any activity or condition that could result in termination of the deposit insurance of the Bank.


-------------------------------------------------------------------------------

FICO ASSESSMENTS
Since 1987, a portion of the deposit insurance assessments paid by SAIF members has been used to cover interest payments due on the outstanding obligations of the Financing Corporation ("FICO"). FICO was created in 1987 to finance the recapitalization of the Federal Savings and Loan Insurance Corporation, the SAIF's predecessor insurance fund. As a result of federal legislation enacted in 1996, beginning as of January 1, 1997, both SAIF members and members of the FDIC's Bank Insurance Fund ("BIF") became subject to assessments to cover the interest payments on outstanding FICO obligations. These FICO assessments are in addition to amounts assessed by the FDIC for deposit insurance. Until January 1, 2000, the FICO assessments made against BIF members may not exceed 20% of the amount of the FICO assessments made against SAIF members. Between January 1, 2000 and the final maturity of the outstanding FICO obligations in 2019, BIF members and SAIF members will share the cost of the interest on the FICO bonds on a pro rata basis. During the year ended December 31, 1998, the FICO assessment rate for SAIF members ranged between approximately 0.061% of deposits and approximately 0.063% of deposits, while the FICO assessment rate for BIF members ranged between approximately 0.012% of deposits and approximately 0.013% of deposits. During the year ended December 31, 1998, the Bank paid FICO assessments totaling $222,284.

SUPERVISORY ASSESSMENTS
All national banks are required to pay supervisory assessments to the OCC to fund the operations of the OCC. The amount of the assessment is calculated using a formula which takes into account the bank's size and its supervisory condition (as determined by the composite rating assigned to the bank as a result of its most recent OCC examination). During the year ended December 31, 1998, the Bank paid supervisory assessments to the OCC totaling $125,810.

CAPITAL REQUIREMENTS
The OCC has established the following minimum capital standards for national banks, such as the Bank: a leverage requirement consisting of a minimum ratio of Tier 1 capital to total assets of 3% for the most highly-rated banks with a minimum requirement of at least 4% for all others, and a risk-based capital requirement consisting of a minimum ratio of total capital to total risk-weighted assets of 8%, at least one-half of which must be Tier 1 capital. For purposes of these capital standards, Tier 1 capital and total capital consist of substantially the same components as Tier 1 capital and total capital under the Federal Reserve's capital guidelines for bank holding companies (see "--The Company--Capital Requirements").

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

During the year ended December 31, 1998, the Bank was not required by the OCC to increase its capital to an amount in excess of the minimum regulatory requirement. As of December 31, 1998, the Bank exceeded its minimum regulatory capital requirements with a leverage ratio of 7.84% and a risk-based capital ratio of 13.29%.

Federal law provides the federal banking regulators with broad power to take prompt corrective action to resolve the problems of undercapitalized institutions. The extent of the regulators' powers depends on whether the institution in question is "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized" or "critically undercapitalized," in each case as defined by regulation. Depending upon the capital category to which an institution is assigned, the regulators' corrective powers include: requiring the institution to submit a capital restoration plan; limiting the institution's asset growth and restricting its activities; requiring the institution to issue additional capital stock (including additional voting stock) or to be acquired; restricting transactions between the institution and its affiliates; restricting the interest rate the institution may pay on deposits; ordering a new election of directors of the institution; requiring that senior executive officers or directors be dismissed; prohibiting the institution from accepting deposits from correspondent banks; requiring the institution to divest certain subsidiaries; prohibiting the payment of principal or interest on subordinated debt; and ultimately, appointing a receiver for the institution. As of December 31, 1998, the Bank was "well capitalized," as defined by OCC regulations.


-------------------------------------------------------------------------------

DIVIDENDS
The National Bank Act imposes limitations on the amount of dividends that may be paid by a national bank, such as the Bank. Generally, a national bank may pay dividends out of its undivided profits, in such amounts and at such times as the bank's board of directors deems prudent. Without prior OCC approval, however, a national bank may not pay dividends in any calendar year which, in the aggregate, exceed the bank's year-to-date net income plus the bank's retained net income for the two preceding years. In 1997 and 1998 the Bank made dividend payments to the Company of $2 million and $4 million respectively, $205,000 and $1,000 less than net earnings in each year.

The payment of dividends by any financial institution or its holding company is affected by the requirement to maintain adequate capital pursuant to applicable capital adequacy guidelines and regulations, and a financial institution generally is prohibited from paying any dividends if, following payment thereof, the institution would be undercapitalized. As described above, the Bank exceeded its minimum capital requirements under applicable guidelines as of December 31, 1998. Further, the Bank may not pay dividends in an amount which would reduce its capital below the amount required for the liquidation account established in connection with the Bank's conversion from the mutual to the stock form of ownership in 1992. As of December 31, 1998, approximately $19 million was available to be paid as dividends to the Company by the Bank. Notwithstanding the availability of funds for dividends, however, the OCC may prohibit the payment of any dividends by the Bank if the OCC determines such payment would constitute an unsafe or unsound practice.

INSIDER TRANSACTIONS
The Bank is subject to certain restrictions imposed by federal law on extensions of credit to the Company and its subsidiaries, on investments in the stock or other securities of the Company and its subsidiaries and the acceptance of the stock or other securities of the Company or its subsidiaries as collateral for loans. Certain limitations and reporting requirements are also placed on extensions of credit by the Bank to its directors and officers, to directors and officers of the Company and its subsidiaries, to principal stockholders of the Company and to "related interests" of such directors, officers and principal stockholders. In addition, federal law and regulations may affect the terms upon which any person becoming a director or officer of the Company or one of its subsidiaries or a principal stockholder of the Company may obtain credit from banks with which the Bank maintains a correspondent relationship.

SAFETY AND SOUNDNESS STANDARDS
The federal banking agencies have adopted guidelines which establish operational and managerial standards to promote the safety and soundness of federally insured depository institutions. The guidelines set forth standards for internal controls, information systems, internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, compensation, fees and benefits, asset quality and earnings. In addition, in October 1998, the federal banking regulators issued safety and soundness standards for achieving Year 2000 compliance, including standards for developing and managing Year 2000 project plans, testing remediation efforts and planning for contingencies.

In general, the safety and soundness guidelines prescribe the goals to be achieved in each area, and each institution is responsible for establishing its own procedures to achieve those goals. If an institution fails to comply with any of the standards set forth in the guidelines, the institution's primary federal regulator may require the institution to submit a plan for achieving and maintaining compliance. If an institution fails to submit an acceptable compliance plan, or fails in any material respect to implement a compliance plan that has been accepted by its primary federal regulator, the regulator is required to issue an order directing the institution to cure the deficiency. Until the deficiency cited in the regulator's order is cured, the regulator may restrict the institution's rate of growth, require the institution to increase its capital, restrict the rates the institution pays on deposits or require the institution to take any other action the regulator deems appropriate under the circumstances. Noncompliance with the standards established by the safety and soundness guidelines may also constitute grounds for other enforcement action by the federal banking regulators, including cease and desist orders and civil money penalty assessments.


-------------------------------------------------------------------------------

BRANCHING AUTHORITY
National banks headquartered in Illinois, such as the Bank, have the same branching rights in Illinois as banks chartered under Illinois law. Illinois law grants Illinois-chartered banks the authority to establish branches anywhere in the State of Illinois, subject to receipt of all required regulatory approvals.

Under the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "Riegle-Neal Act"), both state and national banks are allowed to establish interstate branch networks through acquisitions of other banks, subject to certain conditions, including certain limitations on the aggregate amount of deposits that may be held by the surviving bank and all of its insured depository institution affiliates. The establishment of new interstate branches or the acquisition of individual branches of a bank in another state (rather than the acquisition of an out-of-state bank in its entirety) is allowed by the Riegle-Neal Act only if specifically authorized by state law. The legislation allowed individual states to "opt-out" of certain provisions of the Riegle-Neal Act by enacting appropriate legislation prior to June 1, 1997. Illinois enacted legislation permitting interstate mergers beginning on June 1, 1997, subject to certain conditions, including a prohibition against interstate mergers involving an Illinois bank that has been in existence and continuous operation for fewer than five years.

FEDERAL RESERVE SYSTEM
Federal Reserve regulations, as presently in effect, require depository institutions to maintain non-interest earning reserves against their transaction accounts (primarily NOW and regular checking accounts), as follows: for transaction accounts aggregating $46.5 million or less, the reserve requirement is 3% of total transaction accounts; and for transaction accounts aggregating in excess of $46.5 million, the reserve requirement is $1.395 million plus 10% of the aggregate amount of total transaction accounts in excess of $46.5 million. The first $4.9 million of otherwise reservable balances are exempted from the reserve requirements. These reserve requirements are subject to annual adjustment by the Federal Reserve. The Bank is in compliance with these reserve requirements.


-------------------------------------------------------------------------------

EXECUTIVE OFFICERS OF THE COMPANY
The executive officers of the Company, each of whom is also an executive officer of the Bank, are identified below. The executive officers of the Company are elected annually by the Company's Board of Directors. The Bank has entered into change of control agreements with the executive officers named below.


Name                                 Position With
                                    Holding Company                         Position with Bank
----------------------------------------------------------------------------------------------------------------
James L. Roberts               President and Chief Executive               President and Chief
                                 Officer                                     Executive Officer

Paul A. Larsen                 Senior Vice President, Treasurer,           Senior Vice President,
                                 Chief Financial Officer, and                Treasurer, Chief Financial
                                 Corporate Secretary                         Officer and Corporate Secretary

Allen J. Bishop                Senior Vice President                       Senior Vice President,
                                                                             Marketing

Lawrence J. Schmidt            Senior Vice President                       Senior Vice President, Administrative

Joseph H. Tillotson            Senior Vice President                       Senior Vice President,  Retail Banking

Vernon J. Wiggenhauser         Senior Vice President                       Senior Vice President, Operations


James L. Roberts, age 56, was elected as the Company's President and Chief Executive Officer on January 21, 1999. Prior to joining the Bank, Mr. Roberts was President and CEO of Perpetual Midwest Financial, Inc. of Cedar Rapids, Iowa from 1993 through 1998. He has over 30 years of experience in the financial services industry. He succeeds Larry G. Gillie, who left the Company and the Bank in August 1998.

Paul A. Larsen, age 49, joined the Company in March 1995 as Senior Vice President, Chief Financial Officer and Treasurer, and serves in a similar capacity for the Bank. Mr. Larsen has over 25 years of financial management and treasury operations experience within the Commercial Banking environment.

Allen J. Bishop, age 51, was named Senior Vice President of the Company and the Bank in March 1995. He joined the Bank in August 1992 as Marketing Manager. Mr. Bishop has over 25 years experience in bank marketing and advertising.

Lawrence J. Schmidt, age 46, joined the Company and the Bank in November 1995 as Senior Vice President, Administrative Manager. Mr. Schmidt has over 20 years experience in a commercial bank environment, with emphasis on commercial lending, loan review and strategic planning.

Joseph H. Tillotson, age 54, was named a Senior Vice President of the Company and the Bank in March 1995. He joined the Bank in March 1993 as Lending Manager. Since June 1997, Mr. Tillotson has been managing Retail Banking. He also manages the Mortgage Center. Mr. Tillotson has over 25 years of lending and operations experience in banking.

Vernon J. Wiggenhauser, age 55, joined the Company and the Bank in June 1997 as Senior Vice President of Operations. Mr. Wiggenhauser has over 25 years experience in Commercial Banking operations.

R. Kennedy Alger, age 52, joined the Company and the Bank in August 1997, as Executive Vice President and Senior Loan Officer. Mr. Alger served as interim President following the departure of the former President in August 1998, until his resignation and departure from the Company and the Bank in February 1999.


-------------------------------------------------------------------------------

ITEM 2.    PROPERTIES

The Company owns the building and land for its headquarters, which is located at 749 Lee Street, Des Plaines, Illinois, and which opened in 1954. Extensive remodeling was completed in 1998. At December 31, 1998, this property had 19,575 square feet and a net book value of approximately $3.5 million. The Company also owns the land for its employee parking lot located at 761 Graceland Street, Des Plaines, Illinois.

In March, 1994, the Company acquired the Arlington Heights branch of the former Irving Federal Bank, F.S.B. from the Resolution Trust Corporation. The building contains approximately 14,260 square feet. At December 31, 1998, the net book value of the land and the building was approximately $2.6 million.

In March of 1995, the Company opened a new branch office in Schaumburg, Illinois. The office has approximately 9,800 square feet of space and is situated on a 1.6 acre parcel. At December 31, 1998 the net book value of the land and the building was approximately $2.8 million.

On February 12, 1998, the Company entered into a lease arrangement for 2,100 square feet at 1771 North Richmond Road, McHenry, Illinois. The term of the lease is five years with two additional five year options. This location houses the Mortgage Center. Building improvements at this facility had a book value of approximately $ 0.1 million as of December 31, 1998.

CoVest Banc has a 3 year profit sharing arrangement based on the individual office's performance with Institutional Financial Services of Aurora, Illinois, for the following locations. No occupancy expenses are incurred for these locations.

         CoVest Banc Mortgage Center            CoVest Investment Center
         1187 North Farnsworth Road             6447 West Cermak Road
         Aurora, Illinois  60505                Berwyn, Illinois  60402


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


ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the quarter ended December 31, 1998.


-------------------------------------------------------------------------------

                                     PART II


ITEM 5.    MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
           SECURITY HOLDER MATTERS

As of March 5, 1999, there were approximately 670 holders of record of CoVest Bancshares, Inc. Common Stock, and an estimated 1,700 holders of its stock in "street name."

The Common Stock of CoVest Bancshares, Inc. is traded on the Nasdaq Stock Market National Market System under the symbol COVB.

The table below shows the reported high and low sales prices and dividends (split adjusted) during the periods indicated. The Common Stock began trading on June 30, 1992.

1998          Dividend    High        Low          1997        Dividend    High         Low
1st Qtr.      $.08        $19.75      $14.50       1st Qtr.    $.0667      $12.17       $11.17
2nd Qtr.      $.08        $20.75      $17.38       2nd Qtr.    $.0667      $12.67       $11.33
3rd Qtr.      $.08        $18.75      $12.75       3rd Qtr.    $.0667      $16.17       $12.25
4th Qtr.      $.08        $15.13      $11.38       4th Qtr.    $.08        $18.00       $16.00

Year end closing price   =   $12.25          Year end closing price   =   $16.50



The Annual Meeting of Stockholders of CoVest Bancshares, Inc. will be held at 10:00 a.m. on Tuesday, April 27, 1999 at the following location:

                                  Casa Royale
                                  783 Lee Street
                                  Des Plaines, Illinois 60016

Stockholders are welcome to attend.

Investor information is available without charge by writing to Paul A. Larsen, Senior Vice President and Treasurer, at the corporate office:

                                  CoVest Bancshares, Inc.
                                  749 Lee Street
                                  Des Plaines, Illinois 60016
                                  (847) 294-6500


--------------------------------------------------------------------------------

 The following companies make a market in COVB Common Stock:

       Stifel Nicolaus & Co., Inc            Howe Barnes Investments, Inc.
       ABN AMRO Corporation                  Herzog, Heine, Geduld, Inc.

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

Inquiries regarding stock transfer, registration, lost certificates or changes in name and address should be directed to the stock transfer agent and registrar by writing:

       Harris Trust and Savings Bank
       Shareholder Communications Team
       P. O.  Box A 3504
       Chicago, Illinois  60690-3504
       (312) 360-5106


       Corporate Office:        CoVest Bancshares, Inc.
                                749 Lee Street
                                Des Plaines, Illinois  60016
                                (847) 294-6500


       Corporate Counsel:       Barack Ferrazzano Kirschbaum Perlman & Nagelberg
                                333 W. Wacker Drive   Suite 2700
                                Chicago, Illinois  60606


       Independent Auditor:     Crowe, Chizek and Company LLP
                                One Mid America Plaza   Suite 800
                                Oak Brook, Illinois 60522


       Internet address:        http://www.covestbanc.com


       CoVest Banc Branch
         Offices:
                                749 Lee Street
                                Des Plaines, Illinois 60016
                                (847) 294-6500

                                770 W. Dundee Road
                                Arlington Heights, Illinois 60004
                                (847) 577-8100

                                2601 W. Schaumburg Road
                                Schaumburg, Illinois 60194
                                (847) 798-2800


--------------------------------------------------------------------------------

       CoVest Banc
          Mortgage Centers:
                                1771 N. Richmond Rd.
                                McHenry,  Illinois  60050
                                (800) 995-6750

                                1187 N. Farnsworth Rd.
                                Aurora, Illinois  60505
                                (888) 520-9255

       CoVest Investment
         Center:                6447 W. Cermak Rd.
                                Berwyn, Illinois  60402
                                (708) 484-8403


--------------------------------------------------------------------------------

ITEM 6.    SELECTED FINANCIAL DATA


SELECTED CONSOLIDATED FINANCIAL INFORMATION

December 31,                                    1998          1997          1996           1995         1994
                                                ----          ----          ----           ----         ----

                                                                   (Dollars in Thousands)
Selected financial condition data
    Total assets                           $   548,697    $   582,722   $   541,169   $   622,500   $   523,213
    Loans receivable (net)                     402,329        377,509       338,545       331,017       346,960
    Total investments                           88,017        164,172       172,876       255,418       152,471
    Non-earning assets                          18,674         17,571        16,911        18,716        17,006
    Deposits                                   364,535        371,752       402,090       454,656       409,640
    Other borrowings                           126,755        151,956        78,690        97,835        47,000
    Non-interest bearing liabilities            10,456         10,720        10,445        12,332         9,726
    Stockholders' equity                        46,951         48,294        49,944        57,678        56,847

Selected operations data
    Total interest income                       40,943         39,364        42,377        40,854        30,749
    Total interest expense                      24,739         23,914        29,241        26,727        16,314
                                           -----------    -----------   -----------   -----------   -----------

    Net interest income                         16,204         15,450        13,136        14,127        14,435

    Provision for possible loan losses           1,567          4,072         1,397           644            36
                                           -----------    -----------   -----------   -----------   -----------

    Net interest income after provision         14,637         11,378        11,739        13,483        14,075
    Total non-interest income                    5,579          3,672         4,241         1,217         1,020
    Special SAIF assessment                          -              -         3,033             -             -
    Total non-interest expense                  14,245         11,305        10,818        10,722         9,490
                                           -----------    -----------   -----------   -----------   -----------

    Income before income tax expense             5,971          3,745         2,129         3,978         5,605
    Income tax expense                           2,100          1,135           540         1,367         1,985
                                           -----------    -----------   -----------   -----------   -----------

    Net income                             $     3,871    $     2,610   $     1,589   $     2,611   $     3,620
                                           -----------    -----------   -----------   -----------   -----------
                                           -----------    -----------   -----------   -----------   -----------


--------------------------------------------------------------------------------

SELECTED FINANCIAL RATIOS AND OTHER DATA

Year Ended December 31;                               1998          1997         1996         1995         1994
                                                      ----          ----         ----         ----         ----
Performance ratios:
   Return on assets (ratio of net income to
     average total assets)                            0.67%         0.48%        0.26%        0.46%        0.80%

   Interest rate spread information
      Average during year                             2.53%         2.42%        1.72%        2.08%        2.78%
      End of year                                     2.67%         2.52%        2.41%        1.86%        2.63%

   Interest margin                                    2.96%         2.94%        2.22%        2.59%        3.28%

   Ratio of operating expenses to average
     total assets                                     2.47%         2.08%        2.29%        1.90%        2.10%

   Ratio of net interest income to non-interest
     expenses                                         1.14x         1.37x        0.95x        1.32x        1.52x

   Basic earnings per share                          $0.92         $0.61        $0.34        $0.51        $0.67

   Diluted earnings per share                        $0.87         $0.58        $0.32        $0.50        $0.65

   Return on stockholders' equity (ratio of
     net income to average total equity)              8.15%         5.40%        2.94%        4.67%        6.13%

   Dividend payout ratio                             35.55%        47.70%       82.22%       40.30%       37.93%

Asset quality ratios:
   Non-performing assets to total assets at
     end of year                                      0.19%         0.22%        0.16%        0.11%        0.04%

   Allowance for possible loan losses to
     non-performing loans                             4.22x         3.05x        1.66x        2.02x        7.60x

Capital ratios:
   Stockholders' equity to total assets at
     end of year                                      8.56%         8.29%        9.23%        9.27%       10.86%

   Average stockholders' equity to
     average assets                                   8.25%         8.88%        8.92%        9.92%       13.05%

Ratio of average interest-earning assets to
  average interest-bearing liabilities                1.10x         1.12x        1.10x        1.11x        1.14x

Other data
    Facilities
       Number of full-service offices                 3             3            3            3            2
       Number of mortgage centers                     2             -            -            -            -
       Number of investment centers                   1             -            -            -            -


--------------------------------------------------------------------------------

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


FINANCIAL OVERVIEW
The Company's assets decreased 5.8% to $548.7 million as of December 31, 1998, from $582.7 million at December 31, 1997. This decrease was primarily the result of the liquidation of a $50 million arbitrage transaction entered into in November, 1997 that matured in November, 1998. Management of the Company is continuing its restructuring of the balance sheet to that of a full service commercial bank. Commercial type lending increased by $119.7 million during 1998. This increase was comprised of the following:
Multi-family lending increased by $51.1 million, followed by increases of $31.6 million in construction lending, $23.9 million in commercial/municipal leases, $10.6 million in commercial real estate loans and $2.5 million in commercial lending.

For the year ended December 31, 1998, the Company earned $3.9 million, an increase of $1.3 million from 1997.

STOCK REPURCHASE PROGRAM AND DIVIDENDS
The Company paid regular quarterly dividends during 1998 of $.08 per share. The Company has also announced an $.08 per share dividend payable March 31, 1999, to shareholders of record on March 15, 1999.

The Company completed its 13th stock repurchase plan for 100,000 shares on August 7, 1998. On August 25, 1998, the Company announced its 14th stock repurchase plan, which enabled the Company to repurchase up to 100,000 shares in the open market or through privately negotiated transactions. That repurchase plan was completed on December 29, 1998.

GENERAL
On June 30, 1992, the Bank converted from a federally chartered mutual savings bank to a federally chartered stock savings bank. The Bank issued all of its common stock to the Company, and concurrently, the Company issued 3,220,000 shares of Common Stock at $10 per share, pre-split, all pursuant to a plan of conversion (the `Conversion'). As part of the Conversion, proceeds were used to purchase the stock of the Bank. In August, 1997 the Bank was converted to a national bank.

The Company's business activities currently consists of ownership of the Bank, and investments in other debt and equity securities. The Bank's principal business activities consist of attracting deposits from the public and investing these deposits, together with funds generated from operations and borrowings, primarily in commercial real estate and commercial loans, consumer loans, securities and mortgage-backed securities. In addition, the Bank has a subsidiary which provides insurance and brokerage services. The Bank's deposit accounts are insured to the maximum allowable by the FDIC.

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

The Company's basic mission is to continue to serve its local communities by offering profitable financial services. In seeking to accomplish this mission, management is committed to (i) maintaining tangible capital


--------------------------------------------------------------------------------
in excess of regulatory requirements, (ii) maintaining high asset quality,
(iii) maximizing interest rate spread, and (iv) managing exposure to interest rate risk.

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

BUSINESS STRATEGY
Management of the Company has accomplished much of the restructuring necessary to fully transform the balance sheet to that of a full service commercial bank.

In 1996, the Company sold over $93 million of securitized 15 and 30 year fixed rate mortgage-backed securities and replaced most of those fixed rate assets with shorter term floating rate instruments. In the process of completing this restructuring, the Company generated net gains of over $2.6 million, or approximately $1.5 million after related taxes. In December, 1996, the Company securitized $61 million in fixed rate long-term mortgages and seven to ten year balloon mortgages with the FHLMC. These securities were classified as available-for-sale mortgage backed securities. Some of these were sold in 1997 to reduce interest rate risk and provide additional funding for commercial related loans. In 1997, the Company securitized $17.8 million of residential fixed rate mortgages that were not scheduled to reprice in the next five years. Additional securitized loans were sold in 1998 to provide liquidity and fund commercial, multi-family, construction, and commercial real estate loan originations. In 1998, the Company opened mortgage centers in McHenry and Aurora, Illinois. The Mortgage Centers concentrate on mortgage loan originations and sales. The loans are sold on a service released basis to mortgage buyers for which the Company receives a fee and has no additional rights.

These changes allow the Company to concentrate on filling the void left by the consolidation of competing financial institutions in its marketplace and to serve, "on a timely basis", those commercial lending customers who may need a commercial loan, a commercial real estate loan, a construction loan or multi-family loan. The Company's ability to serve this market helped to expand the commercial related portfolio by $119.7 million during 1998. Most of this increase came in multi-family loans which increased by $51.1 million, followed by increases of $31.6 million in construction lending, $23.9 million in commercial leases, $10.6 million in commercial real estate lending and $2.5 million in commercial loans.

Changing the Bank's name in June, 1997 from First Federal Bank to CoVest Banc and changing the Bank's charter affiliation in August, 1997 from a thrift to a national bank helped attract customers who may not have previously associated with First Federal Bank because of the perception that the Bank was a savings and loan whose core business revolved around first mortgages to the retail sector.

Total deposits decreased 2% to $364.5 million from $371.8 million at December 31, 1997. The deposit base of the organization is also undergoing a transformation. In 1996, the Company offered a Preferred Money Market account with a competitive rate tied to the weekly 91-day treasury bill auction. The marketplace responded positively as the growth in this deposit type increased by 50% over the ending balance in 1997.

The Company continues to strive to build the volume of non-interest bearing checking accounts coupled with a "direct deposit" function. This transaction account is another core account of a community bank. From the Company's perspective it also helps improve non-interest income and will help to improve the net interest margin. The Company offers promotions to attract new checking accounts and provides additional services to make these accounts more desirable. These services include telephone banking and a Debit Card that can be used as a credit card or at automated teller machines for the withdrawal or deposit of money. PC Banking was introduced in 1998.


--------------------------------------------------------------------------------

Certificates of deposit have declined from $219.8 million at December 31, 1997 to $187.5 on December 31, 1998. This decline may be attributed, in part, to the transfer of funds to the market rate driven Preferred Money Market Accounts during times of volatile interest rates and stock market fluctuations.

In setting rates, the Company regularly evaluates (i) its investment and lending opportunities, (ii) its internal cost of funds, (iii) the rates being offered by competing institutions and (iv) its liquidity position. In order to decrease the volatility of its deposits, the Company imposes penalties on early withdrawal on its certificates of deposit. The Company currently has brokered deposits; however, no commissions are paid. The decline in overall deposits has been augmented by additional borrowings at the FHLB where funds can be competitively purchased in the wholesale market in large dollar amounts.

At December 31, 1998, total non-performing assets amounted to $ 1.0 million, or 0.25% of net loans receivable compared to $1.3 million, or 0.35% of net loans receivable at December 31, 1997.

At December 31, 1998, the allowance for possible loan losses amounted to almost $4.3 million, or 422% of non-performing loans as compared to a 305% coverage at December 31, 1997.

Stockholders' equity in CoVest Bancshares, Inc. totaled $47 million at December 31, 1998. The number of common shares outstanding was 4,210,615 and the book value per common share outstanding was $11.15 as of December 31, 1998. At March 5, 1999, approximately 91,000 shares remained to be repurchased under the 15th stock repurchase program.

COMPARISON OF OPERATING RESULTS FOR THE YEARS ENDED DECEMBER 31, 1998 AND DECEMBER 31, 1997


GENERAL
Net income for the year ended December 31, 1998 was $3,871,000 compared to $2,610,000 for the year ended December 31, 1997, an increase of 48%.

In the fourth quarter of 1997, the Company reevaluated its loan mix, rescored its credit card portfolio, assessed its recent loan loss experience, and decided to provide an extra $2.4 million in loan loss provision. Without this additional provision, net income for 1997 would have been $4,080,000.

Returns on average assets and average stockholders' equity during 1998 were 0.67% and 8.15%, respectively, compared to 0.48% and 5.40% in 1997.

CoVest Bancshares, Inc. had earnings of 92 cents per share (basic) for the full year of 1998. This compares with 61 cents per share (basic) for the comparable period in 1997. Fully diluted earnings per share was 87 cents per share in 1998 versus 58 cents per share in 1997.

INTEREST INCOME
Interest income for 1998 increased by $1.6 million from 1997. The balance sheet averaged $28 million more in average earning assets when compared to 1997, resulting in an additional $3.8 million in income in 1998. Some of this increase was offset by a decrease of $21.1 million in investment volume, resulting in a reduction of $2.2 million in 1998 income. In addition, the overall yield on earning assets decreased 9 basis points, from 7.49% in 1997 to 7.40% in 1998.

INTEREST EXPENSE
The interest expense for the same periods increased from $23.9 million in 1997 to $24.7 million in 1998. This $.8 million increase in funding cost resulted from an increase in funding liability volume of over $33.4 million offset in part by reduced interest costs of 20 basis points.


--------------------------------------------------------------------------------

NET INTEREST INCOME
Net interest income increased by nearly 5% or $.8 million. The interest rate spread and margin averaged 2.53% and 2.96%, respectively, during 1998, an 11 basis point increase and 2 basis point increase from 2.42% and 2.94%, respectively, during 1997. During 1998, commercial, construction, and commercial real estate loans became a larger percentage of the overall loan portfolio and asset mix. However, since many of these loans were adjustable rate, yields dropped in conjunction with an overall drop in rates experienced by the economy during 1998.

PROVISION FOR POSSIBLE LOAN LOSSES
The provision for possible loan losses decreased from $4,072,000 for 1997 to $1,567,000 in 1998. During the fourth quarter of 1997, the Company provided an extra $2.4 million in loan loss provision after evaluating its loan mix, rescoring its credit card portfolio, and reviewing its recent loan loss experience. The credit card loan portfolio experienced continuing losses from bankruptcy and was sold in November, 1998. The commercial related loan portfolio that represents commercial, commercial real estate, construction and multi-family lending increased in total volume by almost $120 million during 1998, or almost 140% in one year.

NON-INTEREST INCOME
Non-interest income, excluding gains from sales of securities and a non-recurring gain from the sale of the credit card loan portfolio of $672,000, increased 93%, or $2,257,000 from 1997. Mortgage Center service release and other fees contributed $1,712,000 in non-interest income. Loan charges and servicing fees increased $459,000, primarily due to collection of loan prepayment penalties. Deposit related fees increased by $126,000.

Net gains from the sale of securities were $225,000. This included a net loss of $560,000 recognized in November, 1998 to unwind an arbitrage transaction.

During the fourth quarter of 1997, the Bank entered into an arbitrage transaction. Using FHLB borrowings of $50 million that matured in late 1998, the Bank purchased two large mortgage-backed security pools that were structured as 3/1 adjustable rate mortgages ("ARMs"). A 3/1 ARM is an adjustable rate mortgage that is fixed for the first three year period and then reprices at a spread over the one year constant maturity term treasury. The transaction was projected to have an average spread of 72 basis points and employ excess capital, thus improving the return on average equity for the period of the transaction. However, interest rates dropped dramatically, with the 30 year treasury rate falling from 6.04% at the end of November 1997 to a historic low of 4.72% on October 5, 1998. Borrowers who had previously financed their mortgage loans using this type of lending structure refinanced their outstanding balances in record numbers and prepayment speeds reached record levels, which was detrimental to this transaction.

Since the two mortgage-backed securities were purchased at a premium, amortization of the premium accelerated, which caused an overall reduction in the projected spread from 72 basis points down to a negative 34 basis points. Additionally, a liquidity crisis reportedly caused by instability in Russia and Brazil caused spreads between all financial instruments and treasury securities to widen to historic levels in November, 1998 when the borrowings with the FHLB matured and the securities were sold to repay the borrowings.

In November 1998, the Bank sold its credit card portfolio and recognized a gain of $672,000 before termination expenses of $137,000. The size of the credit card portfolio had decreased one-third over the last several years to approximately $11 million, at the time of the sale. The portfolio was not attracting new customers and was declining in size as current customers took advantage of "teaser" rates, "rebates" and "rewards" programs offered by the industry giants.

The level of losses related to the credit card portfolio also entered into the decision to sell the portfolio. Losses from both bankruptcy and credit losses over the last three years topped at least $1.1 million annually, while operating costs continued to increase.


--------------------------------------------------------------------------------

NON-INTEREST EXPENSE
Other operating expenses increased 26% or $2,940,000. The largest increase came in salaries and benefits that jumped $1,876,000 or 34.7%. Additional staff have been added to serve both commercial and retail customers in providing prompt loan and deposit related request responses. Additionally, in 1998 the Bank paid $699,000 in commission and incentive payments, primarily to Mortgage Center personnel. Occupancy and equipment expenses increased by 17.6% or $307,000 due to extensive remodeling of the three branches and purchase of new furniture. Expenses were also incurred to provide facilities and equipment for Mortgage Center employees.

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

In the fourth quarter of 1997, the Company reevaluated its loan mix, rescored its credit card portfolio, assessed its recent loan loss experience, and decided to provide an extra $2.4 million in loan loss provision. This resulted in a net loss for the three months ended December 31, 1997 of $735,000, compared to net income of $605,000 for the comparable period in 1996.

Returns on average assets and average equity during 1997 were 0.48% and 5.40%, respectively, compared to 0.26% and 2.94% in 1996.

The Company had earnings of 61 cents per share (basic) for the full year of 1997. This compared with 34 cents per share (basic) for 1996. Fully diluted earnings per share was 58 cents per share in 1997 versus 32 cents per share in 1996.

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

INTEREST EXPENSE
The interest expense for the same periods declined from $29.2 million in 1996 to $23.9 million in 1997. This $5.3 million decline in funding cost resulted from a decrease in volume of over $67 million and reduced interest cost of 36 basis points.

NET INTEREST INCOME
Net interest income increased by over 17% or $2.3 million. The interest rate spread and margin averaged 2.42% and 2.94%, respectively, during 1997, a 70 and 72 basis point increase from 1.72% and 2.22%, respectively, during 1996. This represented increases of 41% in interest rate spread and 32% in net interest margin growth.


--------------------------------------------------------------------------------

PROVISION FOR POSSIBLE LOAN LOSSES
The provision for possible loan losses increased from $1,397,000 for 1996 to $4,072,000 in 1997. This increase of almost $2.7 million was the result of the Company's decision to provide an extra $2.4 million in loan loss provision during the fourth quarter of 1997, after evaluating its loan mix, rescoring its credit card portfolio, and reviewing its recent loan loss experience. Nationally, as well as in the Company's portfolio, credit losses from bankruptcy continued to increase, many having no prior evidence of delinquency. In 1997, bankruptcies accounted for over $624,000 in losses alone. The commercial related loan portfolio that represented commercial, commercial real estate, construction and multi-family lending increased in total volume by almost $52 million during 1997, or almost 220% in one year.

NON-INTEREST INCOME
Non-interest income, excluding gains from sales of securities and a non-recurring death benefit of $187,000, increased 32%, or almost $548,000 from 1996. An increase in loan charges and servicing fees of $311,000 and deposit related charges and fees of $257,000 led the way.

NON-INTEREST EXPENSE
Other operating expenses increased by only 4.5% or $487,000, excluding the special 1996 FDIC assessment. The largest increase came in salaries and benefits that jumped $563,000 or 11.6%. Additional staff were added to serve both the commercial and retail customer in providing prompt loan and deposit related request responses. Advertising expenses increased by over 92% during 1997, as the Company heralded the new name of CoVest and its entrance into commercial banking. Finally, data processing expenses increased as the Company converted its main frame operations during the third and fourth quarters of 1997, in order to offer new deposit and loan related products and serve more transaction deposit accounts. These expenses were offset by a decrease in federal deposit insurance premium expenses of $859,000.


--------------------------------------------------------------------------------

NET INTEREST INCOME ANALYSIS
The following table presents, for the periods indicated, the total dollar amount of interest income from average interest-earning assets and the resultant yields, as well as interest expense on average interest-bearing liabilities, expressed both in dollars and rates.

                                                                 Year Ended December 31,
                                                                 -----------------------
                                               1998                        1997                            1996
                                               ----                        ----                            ----

                                                                  (Dollars in Thousands)

                                   Average     Interest            Average   Interest           Average    Interest
                                    Annual      Earned/   Yield/    Annual    Earned/  Yield/    Annual     Earned/   Yield/
                                   Balance       Paid      Rate    Balance     Paid     Rate    Balance      Paid      Rate
                                   -------       ----      ----    -------     ----     ----    -------      ----      ----
Interest-earning assets
   Commercial loans                $   7,055  $     642    9.11% $   1,607  $     179   11.13% $      11  $      1     7.93%
   Commercial real estate loans       62,174      5,182    8.22%    31,540      2,698    8.44%     6,108       521     8.53%
   Multi-family loans                 27,059      2,120    7.73%       754         62    8.15%
   Construction loans                 23,463      2,208    9.28%     7,187        603    8.28%
   Commercial/municipal leases        31,877      2,093    6.56%     9,169        630    6.87%       481         30    6.29%
   Mortgage                          193,552     14,335    7.41%   247,945     18,412    7.43%   283,375     21,244    7.50%
   Consumer loans                     61,314      5,418    8.84%    59,265      5,602    9.46%    59,815      5,442    9.09%
   Mortgage-backed securities         90,136      5,725    6.35%    99,891      7,018    7.03%   166,106     10,135    6.10%
   Securities                         46,676      2,874    6.16%    58,150      3,740    6.40%    68,163      4,443    6.52%
   Other investments                  10,423        538    5.09%    10,321        437    4.23%     8,806        561    6.37%
                                   ---------  --------- -------  ---------  --------- -------  ---------  --------- -------
   Total interest-earning assets     553,729     41,135    7.40%   525,829     39,381    7.49%   592,865     42,377    7.15%

Non-interest earning assets           22,291                        18,713                        12,241
                                   ---------                     ---------                     ---------
   TOTAL ASSETS                    $ 576,020                     $ 544,542                     $ 605,106
                                   ---------                     ---------                     ---------
                                   ---------                     ---------                     ---------

Interest-bearing liabilities
   Savings accounts                $  55,525  $   1,389    2.50% $  62,297  $   1,574    2.53% $  68,666  $   1,717    2.50%
   NOW accounts                       21,907        266    1.21%    21,798        390    1.79%    21,889        391    1.79%
   Money Market accounts              74,576      3,494    4.69%    50,372      2,439    4.84%    19,515        804    4.12%
   Certificates                      187,810     10,446    5.56%   248,676     14,347    5.77%   320,735     19,990    6.23%
   FHLB advances                     154,644      8,595    5.48%    71,956      4,233    5.99%    89,630      5,368    5.99%
   Other borrowed money               10,358        549    5.15%    16,278        931    5.26%    18,313        971    5.30%
                                   ---------  --------- -------  ---------  --------- -------  ---------  --------- -------
   Total interest-bearing            504,820     24,739    4.87%   471,377     23,914    5.07%   538,748     29,241    5.43%
   liabilities

Other Liabilities                     23,682                        24,824                        12,367
                                   ---------                     ---------                     ---------
   TOTAL LIABILITIES                 528,502                       496,201                       551,115

Stockholders' equity                  47,518                        48,341                        53,991
                                   ---------                     ---------                     ---------
   TOTAL LIABILITIES AND
   STOCKHOLDERS' EQUITY            $ 576,020                     $ 544,542                     $ 605,106
                                   ---------                     ---------                     ---------
                                   ---------                     ---------                     ---------

  Net interest income                         $ 16,396                      $  15,467                     $  13,136
                                             ---------                      ---------                     ---------
                                             ---------                      ---------                     ---------

Net interest spread                                        2.53%                         2.42%                         1.72%

Net earning assets                 $  48,909                     $  54,452                     $  54,117

Net yield on average interest-                             2.96%                         2.94%                         2.22%
earning assets

Average interest-earning assets to
average interest-bearing liabilities                       1.10X                         1.12X                         1.10X

-------------------------------------------------------------------------------

WEIGHTED AVERAGE YIELD ANALYSIS
The following table sets forth the weighted average yields on the Company's interest-earning assets, the weighted average interest rates on interest-bearing liabilities, and the interest rate spread between the weighted average yields and rates at the dates indicated:


                                                                                        At December 31,
                                                                                -------------------------------
                                                                                1998         1997          1996
                                                                                ----         ----          ----
Weighted average yield on
    Commercial loans                                                             8.67%        9.39%        8.06%
    Commercial real estate loans                                                 8.01         8.78         7.37
    Multi-family loans                                                           7.76         8.41           --
    Construction loans                                                           8.75         9.06           --
    Commercial/municipal leases                                                  6.44         7.32         6.22
    Mortgage                                                                     7.33         7.48         7.46
    Consumer loans                                                               8.16         9.39         9.10
    Mortgage-backed and mortgage-related securities                              6.44         6.90         6.98
    Securities                                                                   6.07         6.42         6.62
    Other investments                                                            5.09         5.93         6.50
Combined weighted average yield on interest-earning assets                       7.33         7.59         7.46

Weighted average rates paid on
    Savings accounts                                                             2.50         2.50         2.50
    NOW accounts                                                                 1.06         1.80         1.79
    Money market accounts                                                        4.33         4.97         4.57
    Certificates                                                                 5.39         5.73         5.83
    FHLB advances                                                                5.34         5.72         5.91
    Other borrowed money                                                         4.64         5.28         5.28
Combined weighted average rate paid on interest-bearing liabilities              4.66         5.07         5.05

Net interest rate spread                                                         2.67         2.52         2.41


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


                                                 1998 vs. 1997                          1997 vs. 1996
                                    -----Increase (Decrease) Due To:-----  ------Increase (Decrease) Due To:----
                                    -------------------------------------  -------------------------------------
                                                                 Total                                  Total
                                                               Increase                               Increase
                                      Volume        Rate      (Decrease)     Volume         Rate     (Decrease)
                                      ------        ----      ----------     ------         ----     ----------
                                                               (Dollars in Thousands)
Interest-earning assets
    Loans receivable                $ 4,198      $  (385)      $ 3,813       $   865       $    84     $   949
    Mortgage-backed and
      related securities               (659)        (634)       (1,293)       (4,039)          922      (3,117)
    Securities and other
      investments                      (633)        (307)         (940)         (788)          (57)       (845)
                                    --------     --------      --------      --------      --------    --------
       Total interest-earning
         assets                       2,906       (1,326)        1,580        (3,962)          949      (3,013)
                                    --------     --------      --------      --------      --------    --------

Interest-bearing liabilities
    NOW accounts                         (2)         126           124            (1)           --          (1)
    Savings accounts                    185           --           185          (143)           --        (143)
    Money markets                    (1,172)         117        (1,055)        1,271           364       1,635
    Certificates                      3,515          386         3,901        (4,530)       (1,113)     (5,643)
    FHLB advances                    (4,917)         555        (4,362)       (1,032)          (28)     (1,060)
    Other borrowed money                 50          332           382          (100)          (15)       (115)
                                    --------     --------      --------      --------      --------    --------
    Total interest-bearing
      liabilities                    (2,341)       1,516          (825)       (4,535)         (792)     (5,327)
                                    --------     --------      --------      --------      --------    --------

    Net change in interest
      income                        $   565      $   189       $   754       $   573       $ 1,741     $ 2,314
                                    --------     --------      --------      --------      --------    --------
                                    --------     --------      --------      --------      --------    --------


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

The Company's cash flows are a result of three principal activities: operating activities, investing activities and financing activities. Net cash received in operating activities, primarily interest on loans and investments, less interest paid on deposits and borrowed funds, was $1.0 million for the year ended December 31, 1998. Net cash used in investing activities was $51.9 million for the year ended December 31, 1998. Securities sales and maturities generated $133.4 million while principal payments on mortgage-backed and related securities amounted to $36.7 million. Purchases of investment securities and mortgage-backed securities were $94.4 million, and loan originations, net of principal payments, were $32.9 million for the year. Net cash provided by financial activities amounted to ($36.7) million for the year ended December 31, 1998, and was accounted for mostly by the reduction in borrowings.

The Company uses its liquidity to meet its ongoing commitments to fund maturing certificates of deposit and deposit withdrawals, repay borrowings, fund existing and continuing loan commitments, and pay operating expenses. At December 31, 1998, the Company had approved and accepted commitments to originate loans totaling $18.8 million, and its customers had approved but unused lines of credit totaling $72.4 million. Additionally, the Company has $10.6 million in letters of credit and credit enhancements outstanding. The Company considers its liquidity and capital resources to be adequate to meet its foreseeable short and long-term needs. The Company expects to be able to fund or refinance, on a timely basis, its material commitments and long-term liabilities.


CAPITAL RESOURCES
At December 31, 1998, the Bank had total risk based capital of $47.2 million. This was approximately $11.7 million above the 10% ratio required to be "well capitalized." Tier 1 risk based capital was $42.9 million. This is approximately $21.6 million or 6% above the required ratio of 6%. The Tier 1 capital leverage ratio is 7.84%. This is approximately $15.5 million or 2.8% above the required ratio of 5%. For additional information, see Note 11 of the "Notes to the Consolidated Financial Statements."


YEAR 2000 COMPLIANCE


GENERAL
The Company is devoting significant resources through its operations to minimize the risk of potential disruption from the Y2K problem. This problem is a result of computer programs having been written using two digits (rather than four) to define the year. Any time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000, which could result in miscalculations and system failures. The problem could affect non-information technology systems such as operating and control systems that have embedded chip systems. The Company is also at risk from Y2K failures on the part of business relationships with vendors, suppliers, and public utility providers such as electricity, water, gas and communications.

System failures resulting from the Y2K problem could adversely affect operations and financial results by incorrectly calculating accrued interest receivable and payable. Failures could also affect the ability of customers to perform normal business activities, thereby causing an interruption of their deposits and loan payments.


-------------------------------------------------------------------------------

ADDRESSING THE PROBLEM
The Company has developed a six-phase plan to resolve Y2K issues that are reasonably within its control. The plan is implemented and coordinated through a senior level task force. As of December 31, 1998, ten officer level staff members were a part of the committee and devoted a minimum of 25% of their time to the Y2K effort. The Y2K committee chairman reports to the Bank's senior management committee on a weekly basis and at least quarterly to the Board of Directors. The Company's Y2K efforts are also reviewed during external and internal audits and examined by the Office of the Comptroller of the Currency.

The plan and anticipated timing of each phase are described as follows:

PHASE I - AWARENESS
The first phase entailed conducting awareness briefings with all levels of staff and management, including the Board of Directors, by sharing all pertinent Y2K related articles, documents and regulatory bulletins. It was necessary to identify the scope of the Y2K problem and determine the resources available to minimize the risk. The awareness phase was primarily completed by March 31, 1998, although new information is received, reviewed and shared throughout the Company on a continuous basis.

PHASE II - ASSESSMENT AND INVENTORY
The second phase required developing a comprehensive list of all information processing systems (IPS) to include hardware, software, and infrastructure systems that may be at risk. Once each at-risk system has been identified, the Y2K task force assessed how critical the system is to business operations and the potential impact of failure. Systems were classified as "mission critical", "mission necessary", or "mission desirable". A "mission critical" system is one that, if not operational, would hinder the Company's operation on the first business day after the new century. A "mission necessary" system would reflect a negative impact to the Company's business processes by the 2nd or 3rd business day. A "mission desirable" system would impact operations within five to ten business days. The inventory/assessment process was completed by May 31, 1998, resulting in cataloging nearly 200 systems.

PHASE III - RENOVATION
The third phase assigned a Y2K committee member to each inventory item. It was that person's responsibility to establish communication relationships with the vendors for the purpose of obtaining letters of systems certification for Y2K compliance and the level at which the systems were tested. If the system was not certified, it would be assigned a reasonable time frame to correct non-compliance issues and determine a plan of action to replace non-conforming systems. This phase was completed by July 31, 1998.

PHASE IV - TESTING AND VALIDATION
This phase includes establishing a test environment, performing systems testing, and certifying and documenting the results. The certification process requires having functional experts run system tests and review results against pre-established criteria to ensure compliance. Documentation should be maintained in the form of data reports and computer print screens. The "mission critical" systems, other than those associated with the Company's third party data processor ( M&I Data ) for which the Company will participate in proxy testing, were completed by December 31, 1998. The Company expects the proxy tested system and the remainder of the initial "mission necessary" and "mission desirable" systems to be certified by March 31, 1999. Testing for non-information technology systems, such as utilities and other infrastructure systems, has been initiated; however, due to the Company's reliance on their system test schedule, it is not possible to estimate exactly when this phase will be completed. These companies have indicated that it is anticipated that the majority of their testing will be completed in the third quarter of 1999.

PHASE V - CUSTOMER AWARENESS PROGRAM
In this phase, the Company will outline its strategy to develop a proactive customer awareness program. The plan is to furnish customers and the community with enough Y2K related information for them to make intelligent, educated decisions regarding the Company's Y2K readiness and its ability to serve their banking needs in the next century. Banking customers and members of the community, where applicable, will receive informational lobby brochures, statement stuffers, and have questions answered by personal banking


-------------------------------------------------------------------------------
representatives. Other methods of disseminating Y2K information in 1999 will be through seminars, news releases, web-site and direct mail letters.

PHASE VI - BUSINESS RESUMPTION CONTINGENCY PLANS
This phase involves addressing any remaining open issues and points of critical system failures at year end, 1999. As a precautionary measure, the Company will develop detailed contingency plans for all systems that are not expected to be Y2K compliant or have a remote possibility for failure. Contingency plans consist of alternative automated systems, internal stand alone computer spreadsheets, and various manual fallback procedures.

COSTS
As of December 31, 1998, costs had been incurred of approximately $32,000 related to the Y2K project, of which $24,000 has been capitalized. The estimated additional costs to complete the project are expected to be approximately $110,000, of which $50,000 is expected to be capitalized. The remaining costs are allocated to training, education, marketing and contingency plans. The Company is using current staff and other internal resources to manage the Y2K project. The Company does not expect these redeployments of resources to have a material adverse effect on other ongoing business operations. All the costs of the Y2K project are incurred from operating cash flows.

At the present time, management believes that the majority of all mission critical and mission necessary date-related software and systems will remain operating properly after January 1, 2000. The Company does not anticipate that internal systems failures will result in any material adverse effect to its operational or financial condition. During 1999, the Company will continue its efforts to insure that providers of infrastructure services, such as utilities and communication companies, will be compliant by the Year 2000. At this time, management believes that the most likely "worst-case" scenario involves potential disruption of service from third party vendors whose systems may not work after January 1, 2000, and the Company must rely on their testing results. While such failures could affect Bank operations in a significant manner, the Company cannot estimate the likelihood or the potential cost of the failures.

The Company's year 2000 plan is revised periodically as some goals are completed and new issues are identified. It is important to note that the description of the plan involves estimates and projections with respect to some activities required in the future which are subject to possible substantial changes or corrections.



ACCOUNTING MATTERS

NEW ACCOUNTING STANDARDS
Statement of Financial Accounting Standards (Statement) No. 133 on derivatives will, in 2000, require all derivatives to be recorded at fair value in the balance sheet, with changes in fair value charged or credited to income. If derivatives are documented and effective as hedges, the change in the derivative fair value will be offset by an equal change in the fair value of the hedged item. Under the new standard, securities held-to-maturity can no longer be hedged, except for changes in the issuer's creditworthiness. Therefore, upon adoption of Statement No. 133, companies will have another one-time window of opportunity to reclassify held-to-maturity securities to either trading or available-for-sale, provided certain criteria are met. This Statement may be adopted early at the start of a calendar quarter. Since the Company has no significant derivative instruments or hedging activities, adoption of Statement No. 133 is not expected to have a material impact on the Company's financial statements. Management has not decided whether to adopt Statement No. 133 early.

Statement No. 134 on mortgage banking will, in 1999, allow mortgage loans that are securitized to be classified as trading; available-for-sale; or, in certain circumstances, held-to-maturity. Currently, these must be classified as trading. Since the Company does not intend to securitize mortgage loans, Statement No. 134 is not expected to affect the Company.

-------------------------------------------------------------------------------

American Institute of Certified Public Accountant Statement of Position 98-1, effective in 1999, sets the accounting requirement to capitalize costs incurred to develop or obtain software that is to be used solely to meet internal needs. Costs to capitalize are those direct costs incurred after the preliminary project stage, up to the date when all testing has been completed and the software is substantially ready for use. All training costs, research and development costs, costs incurred to convert data, and all other general and administrative costs are to be expensed as incurred. The capitalized cost of internal-use software is amortized over its useful life and reviewed for impairment using the criteria in Statement No. 121. Statement of Position 98-1 is not expected to have material impact on the Company.

American Institute of Certified Public Accountants Statement of Position 98-5, also effective in 1999, requires all start-up, pre-opening, and organization costs to be expensed as incurred. Any such costs previously capitalized for financial reporting purposes must be written off to income at the start of the year. Statement of Position 98-5 is not expected to have a material impact on the Company.

The Financial Accounting Standards Board continues to study several issues, including recording all financial instruments at fair value and abolishing pooling-of-interests accounting. Also, it is likely that APB25's measurement for stock option plans will be limited to employees and not to non-employees such as directors, thereby causing compensation expense to be required for 1999 awards of stock options to outside directors.


ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
In an attempt to manage the Company's exposure to changes in interest rates, management closely monitors interest rate risk. Management has an Asset/Liability Committee, consisting of senior officers, which meets monthly to review the interest rate risk position and make recommendations for adjusting such position. In addition, the Board reviews the position on a monthly basis, including simulations of the effect on the Company's capital of various interest rate scenarios.

In managing its asset/liability mix, the Bank may place greater or less emphasis on maximizing net interest margin than on better matching the interest rate sensitivity of its assets and liabilities in an effort to improve its capital, depending on the relationship between long and short-term interest rates, market conditions, and consumer preferences. Management believes that the increased net income resulting from a mismatch in the maturity of its assets and liability portfolios can, during periods of declining or stable interest rates, provide high enough returns to justify the increased exposure to sudden and unexpected increases in interest rates which can result from such a mismatch. As a result, the Company may be somewhat more exposed to rapid increases in interest rates than some other institutions which concentrate principally on matching the duration of their assets and liabilities.

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

Interest rate risk results when the maturity or repricing intervals and interest rate indices of the interest-earning assets, interest-bearing liabilities, and off-balance sheet financial instruments are different, creating a risk that changes in the level of market interest rates will result in disproportionate changes in the value of, and the net earnings generated from, the Company's interest-earning assets, interest-bearing liabilities, and off-balance sheet financial instruments. The Company's exposure to interest rate risk is managed primarily through the Company's strategy of selecting the types and terms of interest-earning assets and interest-bearing liabilities which generate favorable earnings, while limiting the potential negative effects of changes in market interest rates. Since the Company's primary source of interest-bearing liabilities is customer deposits, the Company's ability to manage the types and terms of such deposits may be somewhat limited by customer preferences in the market areas in which the Company operates. Borrowings, which include FHLB Advances, short-term

-------------------------------------------------------------------------------
borrowings, and long-term borrowings, are generally structured with specific terms which in management's judgment, when aggregated with the terms for outstanding deposits and matched with interest-earning assets, mitigate the Company's exposure to interest rate risk. The rates, terms and interest rate indices of the Company's interest-earning assets result primarily from the Company's strategy of investing in loans and securities (a substantial portion of which have adjustable-rate terms) which permit the Company to limit its exposure to interest rate risk, together with credit risk, while at the same time achieving a positive interest rate spread from the difference between the income earned on interest-earning assets and the cost of interest-bearing liabilities.

SIGNIFICANT ASSUMPTIONS UTILIZED IN MANAGING INTEREST RATE RISK
Managing the Company's exposure to interest rate risk involves significant assumptions about the prepayments of loans or early withdrawal of deposits and the relationship of various interest rate indices of certain financial instruments.

A substantial portion of the Company's loans and mortgage-backed securities are dependent on residential mortgage loans which permit the borrower to prepay the principal balance of the loan prior to maturity ("prepayments") without penalty. A loan's propensity for prepayment is dependent upon a number of factors, including the current interest rate and interest rate index (if any) on the loan, the financial ability of the borrower to refinance, the economic benefit to be obtained from refinancing, availability of refinancing at attractive terms, as well as economic and other factors in specific geographic areas which affect the sales and price levels of residential property. In a changing interest rate environment, prepayments may increase or decrease on fixed-and adjustable-rate loans depending on the current relative levels and expectations of future short- and long-term interest rates. Prepayments on ARM loans generally increase when long-term interest rates fall or are at historically low levels relative to short-term interest rates making fixed-rate loans more desirable.

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


INTEREST RATE RISK MEASUREMENT
In addition to periodic gap reports comparing the sensitivity of interest-earning assets and interest-bearing liabilities to changes in interest rates, management utilizes a monthly report ("model") which measures the Company's exposure to interest rate risk. The model calculates the present value of assets, liabilities, off-balance sheet financial instruments, and equity at current interest rates, and at hypothetical higher and lower interest rates at one percent intervals. The present value of each major category of financial instrument is calculated by the model using estimated cash flows based on weighted average contractual rates and terms at discount rates representing the estimated current market interest rate for similar financial instruments. The resulting present value of longer term fixed-rate financial instruments are more sensitive to change in a higher or lower market interest rate scenario, while adjustable-rate financial instruments largely reflect only a change in present value representing the difference between the contractual and discounted rates until the next interest rate repricing date.

-------------------------------------------------------------------------------

The following table presents the Company's current exposure to hypothetical changes in interest rates as of December 31,


                                          1998                                             1997
                        -------------------------------------------     ------------------------------------------
Changes in              Percent Change        Percent Change in         Percent Change        Percent Change in
Interest Rates          in Net Interest       MV of Portfolio           in Net Interest       MV of Portfolio
(basis points)          Income                Equity                    Income                Equity
-------------------     ------------------    ---------------------     ------------------    --------------------

       +200                   -11%                    -23%                     -9%                   -16%
       +100                    -5                     -12                      -4                     -8
          0                     0                       0                       0                      0
       -100                    +5                     +13                      +4                    +10
       -200                   +11                     +27                      +7                    +20



The percentage change in net interest income and the market value of portfolio equity as of December 31, 1998 demonstrate larger percentage changes than the Company's exposure at December 31, 1997 due to a larger increase in the Company's floating rate liabilities and a lesser increase in floating rate assets during 1998.

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

`



                           REPORT OF INDEPENDENT AUDITORS



Board of Directors and Stockholders
CoVest Bancshares, Inc.
Des Plaines, Illinois


We have audited the accompanying consolidated statements of financial condition of CoVest Bancshares, Inc. as of December 31, 1998 and 1997, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CoVest Bancshares, Inc. as of December 31, 1998 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.




                                        Crowe, Chizek and Company LLP

Oak Brook, Illinois
January 29, 1999








--------------------------------------------------------------------------------

                              COVEST BANCSHARES, INC.
                   CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                             DECEMBER 31, 1998 AND 1997
                         (IN THOUSANDS, EXCEPT SHARE DATA)

--------------------------------------------------------------------------------

                                                                                       1998          1997
                                                                                    ---------     ---------
ASSETS
Cash and cash equivalents
   Cash on hand and in banks                                                        $  18,395     $   5,670
   Interest-bearing deposits in other financial institutions                           21,282        17,800
                                                                                    ---------     ---------
                                                                                       39,677        23,470
Securities
   Securities available-for-sale                                                       44,766        35,840
   Mortgage-backed and related securities available-for-sale                           34,872       120,753
   Federal Home Loan Bank stock and Federal Reserve Bank stock                          8,379         7,579
                                                                                    ---------     ---------
                                                                                       88,017       164,172
Loans and leases receivable, net
   Loans receivable                                                                   406,641       381,486
   Less allowance for possible loan and lease losses                                    4,312         3,977
                                                                                    ---------     ---------
                                                                                      402,329       377,509
Accrued interest receivable                                                             3,280         3,487
Premises and equipment                                                                 11,372        10,767
Other assets                                                                            4,022         3,317
                                                                                    ---------     ---------

                                                                                    $ 548,697     $ 582,722
                                                                                    ---------     ---------
                                                                                    ---------     ---------

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
   Deposits
      Non-interest-bearing                                                          $  14,998     $  14,112
      Interest-bearing checking                                                        23,825        21,153
      Money Market accounts                                                            85,209        57,158
      Savings accounts                                                                 52,990        59,562
      Certificates of deposit                                                         187,513       219,767
                                                                                    ---------     ---------
                                                                                      364,535       371,752

   Short-term borrowings                                                                6,755        76,956
   Long-term borrowing from Federal Home Loan Bank                                    120,000        75,000
   Advances from borrowers for taxes and insurance                                      3,637         2,914
   Accrued expenses and other liabilities                                               6,819         7,806
                                                                                    ---------     ---------
                                                                                      501,746       534,428
Stockholders' equity
   Preferred stock - par value $.01 per share; 100,000 authorized shares;
    no shares outstanding at December 31, 1998 and 1997                                     -            --
   Common stock - par value $.01 per share; 7,500,000 authorized shares;
    4,403,803 and 4,365,761 shares issued at December 31, 1998 and 1997,
    respectively                                                                           44            44
   Additional paid-in capital                                                          18,967        19,365
   Retained earnings                                                                   30,905        28,410
   Treasury stock, 1998 - 193,188 shares; 1997 - 0 shares, at cost                     (3,017)           --
   Unearned stock awards                                                                  (73)          (73)
   ESOP loan                                                                             (161)         (511)
   Accumulated other comprehensive income                                                 286         1,059
                                                                                    ---------     ---------
                                                                                       46,951        48,294
                                                                                    ---------     ---------

                                                                                    $ 548,697     $ 582,722
                                                                                    ---------     ---------
                                                                                    ---------     ---------


--------------------------------------------------------------------------------

             See accompanying notes to consolidated financial statements.

                              COVEST BANCSHARES, INC.
                         CONSOLIDATED STATEMENTS OF INCOME
                   YEARS ENDED DECEMBER 31, 1998, 1997, AND 1996
                  (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

--------------------------------------------------------------------------------

                                                                                         1998          1997          1996
                                                                                    ---------     ---------     ---------
Interest income
   Loans and leases receivable                                                      $  31,998     $  28,186     $  27,237
   Mortgage-backed and related securities                                               5,725         7,018        10,135
   Securities                                                                           2,082         3,207         4,148
   Other interest and dividend income                                                   1,138           953           857
                                                                                    ---------     ---------     ---------
                                                                                       40,943        39,364        42,377

Interest expense
   Deposits                                                                            15,595        18,750        22,902
   Advances from Federal Home Loan Bank                                                 8,595         4,308         5,368
   Other borrowed funds                                                                   549           856           971
                                                                                    ---------     ---------     ---------
                                                                                       24,739        23,914        29,241
                                                                                    ---------     ---------     ---------

NET INTEREST INCOME                                                                    16,204        15,450        13,136

Provision for possible loan losses                                                      1,567         4,072         1,397
                                                                                    ---------     ---------     ---------

NET INTEREST INCOME AFTER PROVISION FOR POSSIBLE LOAN LOSSES                           14,637        11,378        11,739

Noninterest income
   Loan charges and servicing fees                                                      1,544         1,085           774
   Mortgage center fees                                                                 1,712             -             -
   Deposit related charges and fees                                                       968           842           585
   Gain on sale of  securities                                                            225         1,247         2,551
   Gain on sale of credit card loans                                                      672             -             -
   Other                                                                                  458           498           331
                                                                                    ---------     ---------     ---------
      Total noninterest income                                                          5,579         3,672         4,241

Noninterest expense
   Compensation and benefits                                                            7,286         5,410         4,847
   Commissions and incentives                                                             699             -             -
   Occupancy and equipment                                                              2,047         1,740         1,468
   Federal deposit insurance premium                                                      222           203         1,062
   Special SAIF assessment                                                                  -             -         3,033
   Data processing                                                                      1,047         1,000           798
   Advertising                                                                            384           640           334
   Other                                                                                2,560         2,312         2,309
                                                                                    ---------     ---------     ---------
      Total noninterest expense                                                        14,245        11,305        13,851
                                                                                    ---------     ---------     ---------

INCOME BEFORE INCOME TAXES                                                              5,971         3,745         2,129

Income tax provision                                                                    2,100         1,135           540
                                                                                    ---------     ---------     ---------

NET INCOME                                                                          $   3,871     $   2,610     $   1,589
                                                                                    ---------     ---------     ---------
                                                                                    ---------     ---------     ---------

Earnings per common share
   Basic                                                                            $     .92     $     .61     $     .34
                                                                                    ---------     ---------     ---------
                                                                                    ---------     ---------     ---------

   Diluted                                                                          $     .87     $     .58     $     .32
                                                                                    ---------     ---------     ---------
                                                                                    ---------     ---------     ---------


--------------------------------------------------------------------------------

             See accompanying notes to consolidated financial statements.

                              COVEST BANCSHARES, INC.
                   CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY YEARS ENDED DECEMBER 31, 1998, 1997, AND 1996
                  (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

--------------------------------------------------------------------------------

                                                            Additional
                                               Common        Paid-In        Retained       Treasury
                                               Stock         Capital        Earnings        Stock
                                            -----------    -----------    -----------    -----------
Balance at
  January 1, 1996                           $        28    $    27,229        $39,373    $    (9,397)
Cash dividend ($.25 per share)                        -              -         (1,221)             -
Issuance of stock in connection
  with exercise of  stock options                     -              -           (542)         1,030
Purchase of stock                                     -              -              -         (8,053)
Issuance of stock in connection
  with three-for-two stock split
  with cash paid on fractional
  shares                                              6         (5,379)        (5,209)        10,582
Payment on ESOP loan                                  -              -              -              -
Stock award earned                                    -              -              -              -
Tax benefits related to
  employee  stock plans                               -            305              -              -
Comprehensive income
    Net income                                        -              -          1,589              -
    Net decrease in fair value
      of securities  classified as
      available-for-sale, net of
      income taxes and
      reclassification adjustments                    -              -              -              -
        Total comprehensive
         income
                                            -----------    -----------    -----------    -----------

Balance at
  December 31, 1996                                  34         22,155         33,990         (5,838)
Cash dividend ($.28 per share)                        -              -         (1,245)             -
Issuance of stock in connection
  with exercise of  stock options                     -              -           (882)         1,783
Purchase of stock                                     -              -              -         (5,302)
Issuance of stock in connection
  with three-for-two stock
  split with cash paid on
  fractional shares                                  10         (3,304)        (6,063)         9,357
Payment on ESOP loan                                  -              -              -              -
Tax benefits related to
  employee  stock plans                               -            514              -              -
Comprehensive income
    Net income                                        -              -          2,610              -
    Net increase in fair value of
      securities classified as
      available-for-sale, net of
      income taxes and
      reclassification adjustments                    -              -              -              -
        Total comprehensive
         income
                                            -----------    -----------    -----------    -----------

Balance at
  December 31, 1997                                  44         19,365         28,410              -

                                                                           Accumulated
                                                                              Other           Total
                                               Unearned                      Compre-         Stock-
                                                Stock           ESOP         hensive        holders'
                                                Awards          Loan          Income         Equity
                                             -----------    -----------    -----------    -----------
Balance at
  January 1, 1996                             $      (97)   $    (1,198)   $     1,739    $    57,677
Cash dividend ($.25 per share)                         -              -              -         (1,221)
Issuance of stock in connection
  with exercise of  stock options                      -              -              -            488
Purchase of stock                                      -              -              -         (8,053)
Issuance of stock in connection
  with three-for-two stock split
  with cash paid on fractional
  shares                                               -              -              -              -
Payment on ESOP loan                                   -            340              -            340
Stock award earned                                    24              -              -             24
Tax benefits related to
  employee  stock plans                                -              -              -            305
Comprehensive income
    Net income                                         -              -              -          1,589
    Net decrease in fair value
      of securities  classified as
      available-for-sale, net of
      income taxes and
      reclassification adjustments                     -              -         (1,205)        (1,205)
                                                                                          -----------
        Total comprehensive
         income                                                                                   384
                                             -----------    -----------    -----------    -----------

Balance at
  December 31, 1996                                  (73)          (858)           534         49,944
Cash dividend ($.28 per share)                         -              -              -         (1,245)
Issuance of stock in connection
  with exercise of  stock options                      -              -              -            901
Purchase of stock                                      -              -              -         (5,302)
Issuance of stock in connection
  with three-for-two stock
  split with cash paid on
  fractional shares                                    -              -              -              -
Payment on ESOP loan                                   -            347              -            347
Tax benefits related to
  employee  stock plans                                -              -              -            514
Comprehensive income
    Net income                                         -              -              -          2,610
    Net increase in fair value of
      securities classified as
      available-for-sale, net of
      income taxes and
      reclassification adjustments                     -              -            525            525
                                                                                          -----------
        Total comprehensive
         income                                                                                 3,135
                                             -----------    -----------    -----------    -----------

Balance at
  December 31, 1997                                  (73)          (511)         1,059         48,294


--------------------------------------------------------------------------------

                                     (Continued)

                              COVEST BANCSHARES, INC.
                   CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY YEARS ENDED DECEMBER 31, 1998, 1997, AND 1996
                  (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

--------------------------------------------------------------------------------

                                                            Additional
                                               Common        Paid-In        Retained       Treasury
                                               Stock         Capital        Earnings        Stock
                                            -----------    -----------    -----------    -----------
Balance at
  December 31, 1997                         $        44    $    19,365    $    28,410    $         -
Cash dividend ($.32 per share)                        -              -         (1,376)             -
Issuance of stock in connection
  with exercise of  stock options                     -           (914)             -          2,062
Purchase of stock                                     -              -              -         (5,079)
Payment on ESOP loan                                  -              -              -              -
Tax benefits related to
  employee stock plans                                -            516              -              -
Comprehensive income
    Net income                                        -              -          3,871              -
    Net decrease in fair value of
      securities classified as
      available-for-sale,
      net of income taxes
      and reclassification
      adjustments                                     -              -              -              -
        Total comprehensive
         income
                                            -----------    -----------    -----------    -----------

Balance at
  December 31, 1998                         $        44    $    18,967    $    30,905    $    (3,017)
                                            -----------    -----------    -----------    -----------
                                            -----------    -----------    -----------    -----------

                                                                           Accumulated
                                                                              Other           Total
                                               Unearned                      Compre-         Stock-
                                                Stock           ESOP         hensive        holders'
                                                Awards          Loan          Income         Equity
                                             -----------    -----------    -----------    -----------
Balance at
  December 31, 1997                          $       (73)   $      (511)   $     1,059    $    48,294
Cash dividend ($.32 per share)                         -              -              -         (1,376)
Issuance of stock in connection
  with exercise of  stock options                      -              -              -          1,148
Purchase of stock                                      -              -              -         (5,079)
Payment on ESOP loan                                   -            350              -            350
Tax benefits related to
  employee stock plans                                 -              -              -            516
Comprehensive income
    Net income                                         -              -              -          3,871
    Net decrease in fair value of
      securities classified as
      available-for-sale,
      net of income taxes
      and reclassification
      adjustments                                      -              -           (773)          (773)
                                                                                          -----------
        Total comprehensive
         income                                                                                 3,098
                                             -----------    -----------    -----------    -----------

Balance at
  December 31, 1998                          $       (73)   $      (161)   $       286    $    46,951
                                             -----------    -----------    -----------    -----------
                                             -----------    -----------    -----------    -----------


--------------------------------------------------------------------------------

           See accompanying notes to consolidated financial statements.

                              COVEST BANCSHARES, INC.
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                   YEARS ENDED DECEMBER 31, 1998, 1997, AND 1996
                                   (IN THOUSANDS)

--------------------------------------------------------------------------------

                                                           1998        1997        1996
                                                         --------    --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net income                                           $  3,871    $  2,610    $  1,589
    Adjustments to reconcile net income to net
      cash provided by operating activities
       Depreciation                                           993         864         683
       Amortization of intangible assets                      206         206         206
       Deferred income taxes                                  557         927         343
       Net real estate loans originated for sale           (4,294)          -           -
       Deferred loan origination fees                          (6)       (341)         74
       Provision for possible loan losses                   1,567       4,072       1,397
       Net gain on sales of securities                       (225)     (1,247)     (2,551)
       Gain on sale of credit card loans                     (672)          -           -
       Stock award earned                                       -           -          24
       Change in
           Other assets                                      (911)        127        (503)
           Accrued interest receivable                        207         120        (147)
           Accrued expenses and other liabilities            (316)       (102)        503
                                                         --------    --------    --------
               Net cash provided by operating
                 activities                                   977       7,236       1,618

CASH FLOWS FROM INVESTING ACTIVITIES
    Net loan principal originations                       (32,892)    (60,477)    (70,074)
    Proceeds from sale of credit card loans                11,477           -           -
    Purchase of securities available-for-sale             (94,416)    (99,662)   (171,309)
    Proceeds from sales of securities available-
      for-sale                                            119,434      69,897     242,622
    Proceeds from maturities of securities
      available-for-sale                                   13,970      21,258      38,537
    Proceeds from repayment of securities
      available-for-sale                                   36,707      37,673      36,822
    Purchase of Federal Home Loan Bank stock
      and Federal Reserve Bank stock                         (800)       (389)     (2,355)
    Purchase of office properties and equipment            (1,598)     (1,722)       (282)
                                                         --------    --------    --------
       Net cash provided by (used in)
        investing activities                               51,882     (33,422)     73,961


--------------------------------------------------------------------------------

                                     (Continued)

                              COVEST BANCSHARES, INC.
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                   YEARS ENDED DECEMBER 31, 1998, 1997, AND 1996
                                   (IN THOUSANDS)

--------------------------------------------------------------------------------

                                                           1998        1997        1996
                                                         --------    --------    --------
CASH FLOWS FROM FINANCING ACTIVITIES
    Net decrease in deposits                             $ (7,217)   $(30,338)   $(52,566)
    Net increase (decrease) in mortgage escrow
      funds                                                   723        (810)     (1,771)
    Short-term borrowings, net                            (70,201)     23,266     (16,745)
    Proceeds from long-term borrowings                     45,000      50,000           -
    Repayments of long-term borrowings                          -           -      (2,400)
    Proceeds from exercise of stock options,
      net of treasury shares issued                         1,148         901         488
    Payment received on loan to ESOP                          350         347         340
    Purchase of treasury stock                             (5,079)     (5,302)     (8,053)
    Cash dividends paid                                    (1,376)     (1,245)     (1,233)
                                                         --------    --------    --------
       Net cash provided by (used in)
         financing activities                             (36,652)     36,819      81,910
                                                         --------    --------    --------

Net increase (decrease) in cash and cash
  equivalents                                              16,207      10,633      (6,361)

Cash and cash equivalents at beginning of year             23,470      12,837      19,198
                                                         --------    --------    --------

CASH AND CASH EQUIVALENTS AT END OF YEAR                 $ 39,677    $ 23,470    $ 12,837
                                                         --------    --------    --------
                                                         --------    --------    --------

Supplemental disclosures of cash flow information
    Cash paid for
       Interest                                           $24,959     $23,900     $29,364
       Income taxes                                         1,760       1,100         641

Securitization of portfolio loans                               -      17,782      61,030


--------------------------------------------------------------------------------

             See accompanying notes to consolidated financial statements.

                               COVEST BANCSHARES, INC.
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          DECEMBER 31, 1998, 1997, AND 1996
                      (TABLE AMOUNTS IN THOUSANDS OF DOLLARS)

--------------------------------------------------------------------------------

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS: CoVest Bancshares, Inc. (the "Company") is a bank holding company organized under the laws of the state of Delaware. Through its bank and nonbank subsidiary, the Company provides a full line of financial services to corporate and individual customers in northern Illinois from its five locations. These services include demand, time, and savings deposits; lending; mortgage banking; and insurance products.

BASIS OF PRESENTATION: The accompanying consolidated financial statements for the years ended December 31, 1998, 1997, and 1996 include the accounts of CoVest Bancshares, Inc., CoVest Banc (the Bank), and the Bank's wholly-owned subsidiary, CoVest Investments, Inc. On July 31, 1997, the Bank converted from a federal stock savings bank to a national bank. Since the transaction is an internal reorganization, the historical cost basis of accounting is continued for the Bank. All significant intercompany transactions and balances are eliminated in consolidation.

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






--------------------------------------------------------------------------------

                                    (Continued)

                               COVEST BANCSHARES, INC.
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          DECEMBER 31, 1998, 1997, AND 1996
                      (TABLE AMOUNTS IN THOUSANDS OF DOLLARS)

--------------------------------------------------------------------------------

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

MORTGAGE LOANS HELD FOR SALE: The Company, through its mortgage centers in McHenry and Aurora, originates fixed rate and variable rate residential mortgage loans for sale into the secondary market. Servicing rights are not retained on the sold loans. The loans held for sale are carried at the lower of aggregate cost or market value. The servicing release premiums, application fees and documentation preparation fees are classified as mortgage center fees in the "consolidated statements of income." When a loan is sold or securitized and servicing retained, a separate asset is recognized for the mortgage servicing rights. This asset is amortized over the life of the underlying loans.

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

Loans which are considered to be impaired are reduced to the present value of expected future cash flows or to the fair value of the related collateral by allocating a portion of the allowance to such loans. If these allocations cause the allowance for possible loan losses to require an increase, such increase is reported as a provision for possible loan losses charged to expense. Loans are evaluated for impairment when payments are delinquent 90 days or more or when management downgrades the loan classification to "doubtful."




--------------------------------------------------------------------------------

                                    (Continued)

                               COVEST BANCSHARES, INC.
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          DECEMBER 31, 1998, 1997, AND 1996
                      (TABLE AMOUNTS IN THOUSANDS OF DOLLARS)

--------------------------------------------------------------------------------

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Smaller balance homogeneous loans are defined as residential first mortgage loans secured by one-to-four-family residences, residential construction loans, and deposit loans and are evaluated collectively for impairment. Commercial loans are evaluated individually for impairment. Normal loan evaluation procedures, as described in the second preceding paragraph, are used to identify loans which must be evaluated for impairment. In general, loans classified as doubtful or loss are considered impaired while loans classified as substandard are individually evaluated for impairment. Depending on the relative size of the credit relationship, late or insufficient payments of 30 to 90 days will cause management to reevaluate the credit under its normal loan evaluation procedures. While the factors which identify a credit for consideration for measurement of impairment, or nonaccrual, are similar, the measurement considerations differ. A loan is impaired when the economic value estimated to be received is less than the value implied in the original credit agreement. A loan is placed in nonaccrual when payments are more than 90 days past due unless the loan is adequately collateralized and in the process of collection.

PREMISES AND EQUIPMENT: Bank premises and equipment are stated at cost, less accumulated depreciation and amortization. Provisions for depreciation and amortization, included in operating expenses, are computed on the straight-line method over the estimated useful lives of the assets. The cost of maintenance and repairs is charged to income as incurred while significant repairs are capitalized.

INTANGIBLE ASSETS: Goodwill and core deposit intangibles of $3,040,000 are being amortized over 10-15 years, using the straight-line method. The unamortized premium balances of $1,954,000 and $2,160,000 are included in other assets in the December 31, 1998 and 1997 statements of financial condition, respectively.

INCOME TAXES: The provision for income taxes is based on an asset and liability approach. The asset and liability approach requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities.

COMPREHENSIVE INCOME: Effective January 1, 1998, the Company retroactively adopted the provisions of Statement of Financial Accounting Standards No. 130 which requires comprehensive income to be reported for all periods. Comprehensive income includes both net income and other comprehensive income elements, including the change in unrealized gains and losses on securities available-for-sale, net of tax.




--------------------------------------------------------------------------------

                                    (Continued)

                               COVEST BANCSHARES, INC.
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          DECEMBER 31, 1998, 1997, AND 1996
                      (TABLE AMOUNTS IN THOUSANDS OF DOLLARS)

--------------------------------------------------------------------------------

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

NEW ACCOUNTING PRONOUNCEMENTS: Beginning January 1, 2000, a new accounting standard will require all derivatives to be recorded at fair value. Unless designated as hedges, changes in these fair values will be recorded in the income statement. Fair value changes involving hedges will generally be recorded by offsetting gains and losses on the hedge and on the hedged item, even if the fair value of the hedged item is not otherwise recorded. This is not expected to have a material effect but will depend on derivative holdings when this standard is first adopted.

A new accounting standard for 1999 will allow mortgage loans originated in mortgage banking which are converted into securities to be classified as available-for-sale, trading, or held-to-maturity, instead of the current requirement to classify as trading. This is not expected to have a material effect but the effect will vary depending on the level and designation of securitizations as well as on market price movements.

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

DIVIDEND RESTRICTION: Banking regulations require the maintenance of certain capital levels and may limit the amount of dividends which may be paid by the Bank to the holding company or by the holding company to stockholders.

STATEMENT OF CASH FLOWS: For the purpose of this statement, cash and cash equivalents is defined to include cash on hand, demand balances, and interest-bearing deposits with financial institutions with original maturities of three months or less. The Company reports net cash flows for customer loan transactions and deposit transactions.

RECLASSIFICATIONS: Certain items in the financial statements as of and for the years ended December 31, 1997 and 1996 have been reclassified, with no effect on net income, to conform with the current year presentation.


NOTE 2 - STOCK SPLIT

On December 1, 1997, the Company's Board of Directors authorized a three-for-two stock split effected in the form of a one-for-two stock dividend. All share and per share amounts included in the financial statements have been restated to reflect the stock split.




--------------------------------------------------------------------------------

                                    (Continued)

                               COVEST BANCSHARES, INC.
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          DECEMBER 31, 1998, 1997, AND 1996
                      (TABLE AMOUNTS IN THOUSANDS OF DOLLARS)

--------------------------------------------------------------------------------

NOTE 3 - EARNINGS PER SHARE

A reconciliation of the numerators and denominators for earnings per common share dilution computations for the years ended December 31, 1998, 1997, and 1996 is presented below.

                                                                        Year Ended December 31,
                                                              --------------------------------------
                                                                1998           1997           1996
                                                              --------       --------       --------
     Earnings per share
        Net income                                            $  3,871       $  2,610       $  1,589
        Weighted average common shares
          outstanding                                            4,192          4,285          4,738
                                                              --------       --------       --------

             Earnings per share                                   $.92           $.61           $.34
                                                              --------       --------       --------
                                                              --------       --------       --------

     Earnings per share assuming dilution
        Net income                                            $  3,871       $  2,610       $  1,589
        Weighted average common shares
          outstanding                                            4,192          4,285          4,738
        Add:  dilutive effect of assumed exercises of
          incentive stock options and management
          retention plan                                           277            199            197
                                                              --------       --------       --------

     Weighted average common and dilutive
       potential common shares outstanding                       4,469          4,484          4,935
                                                              --------       --------       --------

             Diluted earnings per share                       $    .87       $    .58       $    .32
                                                              --------       --------       --------
                                                              --------       --------       --------



--------------------------------------------------------------------------------

                                    (Continued)

                               COVEST BANCSHARES, INC.
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          DECEMBER 31, 1998, 1997, AND 1996
                      (TABLE AMOUNTS IN THOUSANDS OF DOLLARS)

--------------------------------------------------------------------------------

NOTE 4 - SECURITIES

The amortized cost and fair value of securities available-for-sale are as follows:

                                                                                  December 31, 1998
                                                            -------------------------------------------------------
                                                                              Gross          Gross
                                                             Amortized     Unrealized     Unrealized        Fair
                                                                Cost          Gains         Losses          Value
                                                            ----------     ----------     ----------     ----------
Securities available-for-sale
     U.S. government agencies                               $   29,987     $       97     $      (43)    $   30,041
     Marketable equity securities                                  994              9           (150)           853
     States and political subdivisions                          13,743            129              -         13,872
                                                            ----------     ----------     ----------     ----------
                                                                44,724            235           (193)        44,766

Mortgage-backed securities
     Federal Home Loan Mortgage Corporation                     21,695            499              -         22,194
     Government National Mortgage Association                    7,383              -            (58)         7,325
     Federal National Mortgage Association                       5,368              -            (15)         5,353
                                                            ----------     ----------     ----------     ----------
                                                                34,446            499            (73)        34,872
Federal Home Loan Bank stock                                     7,910              -              -          7,910
Federal Reserve Bank stock                                         469              -              -            469
                                                            ----------     ----------     ----------     ----------

                                                            $   87,549     $      734     $     (266)    $   88,017
                                                            ----------     ----------     ----------     ----------
                                                            ----------     ----------     ----------     ----------

                                                                                  December 31, 1997
                                                            -------------------------------------------------------
                                                                              Gross          Gross
                                                             Amortized     Unrealized     Unrealized        Fair
                                                                Cost          Gains         Losses          Value
                                                            ----------     ----------     ----------     ----------
Securities available-for-sale
     U.S. Treasury                                          $   10,976     $       37     $        -     $   11,013
     U.S. government agencies                                   19,994             28            (31)        19,991
     Marketable equity securities                                  327             81              -            408
     States and political subdivisions                           4,428              4             (4)         4,428
                                                            ----------     ----------     ----------     ----------
                                                                35,725            150            (35)        35,840

Mortgage-backed securities
     Federal Home Loan Mortgage Corporation                     56,756          1,244              -         58,000
     Government National Mortgage Association                    4,405            189              -          4,594
     Federal National Mortgage Association                      57,335            178              -         57,513
Collateralized mortgage obligations                                644              2              -            646
                                                            ----------     ----------     ----------     ----------
                                                               119,140          1,613              -        120,753
Federal Home Loan Bank stock                                     7,110              -              -          7,110
Federal Reserve Bank stock                                         469              -              -            469
                                                            ----------     ----------     ----------     ----------

                                                            $  162,444     $    1,763     $      (35)    $  164,172
                                                            ----------     ----------     ----------     ----------
                                                            ----------     ----------     ----------     ----------


--------------------------------------------------------------------------------

                                    (Continued)

                               COVEST BANCSHARES, INC.
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          DECEMBER 31, 1998, 1997, AND 1996
                      (TABLE AMOUNTS IN THOUSANDS OF DOLLARS)

--------------------------------------------------------------------------------

NOTE 4 - SECURITIES (Continued)


Proceeds from sales of securities available-for-sale in 1998, 1997, and 1996 and gross realized gains and losses are as follows:

                                            1998          1997       1996
                                          --------      -------    --------
     Proceeds from sales                  $119,434      $69,897    $242,622
     Gross realized gains                      882        1,422       3,285
     Gross realized losses                    (657)        (175)       (734)

The carrying value of mortgage-backed and related securities are net of unamortized premiums of $163,000 and $1,079,000 and unaccreted discounts of $74,000 and $233,000 at December 31, 1998 and 1997, respectively.

At December 31, 1998 and 1997, respectively, $59,297,000 and $53,366,000 of securities were pledged to secure deposits, short-term borrowings, and Federal Home Loan Bank advances.

The amortized cost and fair value of securities available-for-sale at December 31, 1998, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                  Amortized          Fair
                                                     Cost           Value
                                                  ---------       ---------
SECURITIES AVAILABLE-FOR-SALE
     Due in one year or less                      $   2,297       $   2,310
     Due after one year through five years           32,674          32,883
     Due after five years through ten years           8,759           8,720
     Mortgage-backed securities                      34,446          34,872
     Federal Home Loan Bank stock                     7,910           7,910
     Federal Reserve Bank stock                         469             469
     Marketable equity securities                       994             853
                                                  ---------       ---------

                                                  $  87,549       $  88,017
                                                  ---------       ---------
                                                  ---------       ---------



--------------------------------------------------------------------------------

                                    (Continued)

                               COVEST BANCSHARES, INC.
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          DECEMBER 31, 1998, 1997, AND 1996
                      (TABLE AMOUNTS IN THOUSANDS OF DOLLARS)

--------------------------------------------------------------------------------

NOTE 5 - LOANS RECEIVABLE

Loans receivable at December 31 are summarized as follows:

                                                           1998         1997
                                                        ---------    ---------
     Mortgage loans
        Secured by one-to-four-family residences        $ 154,182    $ 235,425
     Net deferred loan origination costs                      297          652
                                                        ---------    ---------
        Total mortgage loans                              154,479      236,077

     Commercial loans and leases
        Commercial real estate                             66,776       56,220
        Multi-family loans                                 55,661        4,604
        Construction                                       40,572        8,939
        Commercial loans                                    8,035        5,504
        Commercial and municipal leases                    35,166       11,274
                                                        ---------    ---------
                                                          206,210       86,541

     Net deferred loan origination fees                       (28)        (377)
                                                        ---------    ---------
        Total commercial loans and leases                 206,182       86,164

     Consumer and other loans
        Automobile                                         21,036       22,781
        Credit card                                             -       13,469
        Home equity and improvement                        22,654       21,987
        Other                                               2,290        1,008
                                                        ---------    ---------
                                                           45,980       59,245
                                                        ---------    ---------

                                                        $ 406,641    $ 381,486
                                                        ---------    ---------
                                                        ---------    ---------

Loans serviced for the Federal Home Loan Mortgage Corporation (the "FHLMC") approximated $118,800,000, $170,113,000, and $178,548,000 at December 31, 1998,
1997, and 1996, respectively.

The Bank had lending transactions with directors and executive officers of the Company and the Bank and their associates which totaled approximately $360,000 and $840,000 at December 31, 1998 and 1997, respectively.

Included in secured one-to-four-family residences are $4,294,000 of loans held for sale at December 31, 1998.



--------------------------------------------------------------------------------

                                    (Continued)

                               COVEST BANCSHARES, INC.
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          DECEMBER 31, 1998, 1997, AND 1996
                      (TABLE AMOUNTS IN THOUSANDS OF DOLLARS)

--------------------------------------------------------------------------------

NOTE 5 - LOANS RECEIVABLE (Continued)

The Company did not have any loans which were impaired either at or during the year ended December 31, 1998 and 1997.

Activity in the allowance for possible loan losses is summarized as follows for the years ended December 31:

                                          1998           1997         1996
                                        --------       --------     --------
     Balance at beginning of year       $  3,977       $  1,424     $  1,379
     Provision                             1,567          4,072        1,397

     Recoveries                              161             96          145
     Loans charged-off                    (1,393)        (1,615)      (1,497)
                                        --------       --------     --------
        Net charge-offs                   (1,232)        (1,519)      (1,352)
                                        --------       --------     --------

     Balance at end of year             $  4,312       $  3,977     $  1,424
                                        --------       --------     --------
                                        --------       --------     --------


NOTE 6 - PREMISES AND EQUIPMENT

Premises and equipment at December 31 are summarized as follows:

                                                         1998         1997
                                                       --------     --------
     Cost
        Land                                           $  1,656     $  1,656
        Buildings                                         9,992        9,071
        Furniture, fixtures, and equipment                4,811        4,256
                                                       --------     --------
                                                         16,459       14,983

     Less accumulated depreciation and amortization       5,087        4,216
                                                       --------     --------

                                                       $ 11,372     $ 10,767
                                                       --------     --------
                                                       --------     --------

--------------------------------------------------------------------------------

                                    (Continued)

                            COVEST BANCSHARES, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       DECEMBER 31, 1998, 1997, AND 1996
                    (TABLE AMOUNTS IN THOUSANDS OF DOLLARS)

--------------------------------------------------------------------------------

NOTE 7 - DEPOSITS

Certificates of deposit accounts of $100,000 and over totaled $34,208,000 and $35,037,000 at December 31, 1998 and 1997, respectively. At December 31, 1998, stated maturities of all certificates of deposit were:

                  1999                                  $    136,522
                  2000                                        37,184
                  2001                                         4,349
                  2002                                         8,001
                  2003 and thereafter                          1,457
                                                        ------------

                                                        $    187,513
                                                        ------------
                                                        ------------

Certificates of deposit included approximately $991,000 and $8,370,000 at December 31, 1998 and 1997, respectively, which bear interest at increasing rates over the life of the deposit term. The Bank records interest expense on these deposits on a level-yield basis over the contractual deposit term.

NOTE 8 - BORROWINGS

Borrowings at December 31 are summarized as follows:


                                                       1 9 9 8                             1 9 9 7
                                           -------------------------------      ------------------------------
                                            Weighted                             Weighted
                                             Average                              Average
                                              Rate             Amount              Rate                Amount
                                              ----             ------              ----                ------
Short-term borrowings
---------------------
     Advances from the Federal Home
       Loan Bank due
         1998                                     -%       $           -           5.74%           $    60,000
     Securities sold under
       repurchase agreement                    5.14                3,774           5.28                 12,947
     Other borrowings                          5.06                2,981           5.27                  4,009
                                                            ------------                           -----------

                                                            $      6,755                           $    76,956
                                                            ------------                           -----------
                                                            ------------                           -----------

--------------------------------------------------------------------------------

                                  (Continued)

                            COVEST BANCSHARES, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       DECEMBER 31, 1998, 1997, AND 1996
                    (TABLE AMOUNTS IN THOUSANDS OF DOLLARS)

--------------------------------------------------------------------------------

NOTE 8 - BORROWINGS (Continued)


                                                       1 9 9 8                             1 9 9 7
                                           -------------------------------      ------------------------------
                                            Weighted                             Weighted
                                             Average                              Average
                                              Rate             Amount              Rate                Amount
                                              ----             ------              ----                ------
Long-term borrowings
--------------------
     Advances from Federal Home
       Loan Bank due
         2000                                  6.19%        $     25,000           6.19%           $    25,000
         2002                                  5.35               50,000           5.35                 50,000
         2008                                  4.87               45,000              -                      -
                                                            ------------                           -----------

                                                            $    120,000                           $    75,000
                                                            ------------                           -----------
                                                            ------------                           -----------

The Bank maintains a collateral pledge agreement dated February 1, 1993 covering secured advances whereby the Bank has agreed to at all times keep on hand, free of all other pledges, liens, and encumbrances, first mortgages on improved residential property (not more than 90 days delinquent) aggregating no less than 167% of the outstanding secured advances from the Federal Home Loan Bank. In 1998, various securities were also pledged as collateral.

Securities sold under repurchase agreements either carry a fixed rate for the term of the agreement and generally mature within 90 to 180 days from the transaction date or reprice weekly. Physical control is maintained over the collateral pledged in the agreements.

Other borrowings consisted of a Treasury tax and loan option which allows the Company to accept U.S. Treasury deposits of excess funds along with deposits of customer taxes. This borrowing has an interest rate which adjusts weekly. This borrowing is collateralized by a pledge of various securities, with an amortized cost of $9,130,000 and $4,994,000 and a fair value of $9,252,000 and $4,988,000 at December 31, 1998 and 1997, respectively.


--------------------------------------------------------------------------------

                                  (Continued)

                            COVEST BANCSHARES, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       DECEMBER 31, 1998, 1997, AND 1996
                    (TABLE AMOUNTS IN THOUSANDS OF DOLLARS)

--------------------------------------------------------------------------------

NOTE 9 - INCOME TAXES

The income tax provision for the years ended December 31 is summarized as follows:


                                                                         1998          1997            1996
                                                                         ----          ----            ----
     Current
         Federal                                                     $     2,268    $     1,875    $       338
         State                                                               389            187           (141)
      Deferred                                                              (557)          (927)           343
                                                                     -----------    -----------    -----------

                                                                     $     2,100    $     1,135    $       540
                                                                     -----------    -----------    -----------
                                                                     -----------    -----------    -----------

Total income tax expense differed from the amounts computed by applying the U.S. federal income tax rate of 34% to income before income taxes as a result of the following:


                                                                         1998           1997           1996
                                                                         ----           ----           ----
     Expected income tax expense at federal
       tax rate                                                      $     2,030    $     1,273    $       724
     State income tax, net of federal tax benefit                            198            (12)          (114)
     Tax exempt interest income on securities
       and loans                                                             (96)           (10)             -
     Increase in cash surrender value of director
       life insurance                                                         (1)           (82)           (56)
     Other                                                                   (31)           (34)           (14)
                                                                     -----------    -----------    -----------

                                                                     $     2,100    $     1,135    $       540
                                                                     -----------    -----------    -----------
                                                                     -----------    -----------    -----------

The net deferred tax assets and liabilities, included in other assets and other liabilities in the accompanying statement of financial condition, consisted of the following at December 31, 1998 and 1997:


                                                                       1998          1997
                                                                       ----          ----
     Gross deferred tax assets
         Bad debt deduction                                        $       667    $       337
         Deferred compensation and employee benefits                       828            776
         Other                                                             111              -
                                                                   -----------    -----------
                                                                         1,606          1,113

--------------------------------------------------------------------------------

                                  (Continued)

                            COVEST BANCSHARES, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       DECEMBER 31, 1998, 1997, AND 1996
                    (TABLE AMOUNTS IN THOUSANDS OF DOLLARS)

--------------------------------------------------------------------------------

NOTE 9 - INCOME TAXES (Continued)


                                                                       1998          1997
                                                                       ----          ----
     Gross deferred tax liabilities
         Unrealized gain on securities available-for-sale          $      (182)   $      (669)
         Depreciation                                                     (449)          (453)
         FHLB stock dividends                                             (176)          (176)
         Deferred loan fees                                               (511)          (595)
         Mortgage servicing rights                                         (78)           (54)
                                                                   -----------    -----------
                                                                        (1,396)        (1,947)
                                                                   -----------    -----------

     Net deferred tax asset (liability)                            $       210    $      (834)
                                                                   -----------    -----------
                                                                   -----------    -----------

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

--------------------------------------------------------------------------------

                                  (Continued)

                            COVEST BANCSHARES, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       DECEMBER 31, 1998, 1997, AND 1996
                    (TABLE AMOUNTS IN THOUSANDS OF DOLLARS)

--------------------------------------------------------------------------------

NOTE 10 - COMMITMENTS, CONTINGENT LIABILITIES, AND CONCENTRATIONS
  (Continued)

At December 31, 1998 and 1997, these financial instruments are summarized as follows:


                                                                             Amount
                                                                  -------------------------
                                                                       1998            1997
                                                                       ----            ----
     Off-balance-sheet financial instruments whose contract
       amounts represent credit risk
         Commitments to extend credit
              Fixed rate                                           $     5,475    $     3,734
              Variable rate                                             13,323          7,732
         Letters of credit                                               3,619          8,625
         Unused lines of credit                                         72,365         78,340
         Credit enhancements                                             6,978          6,500

The fixed rate commitments have rates ranging from 7.00% to 9.25% and 8.25% to 9.50% at December 31, 1998 and 1997, respectively. Since certain commitments to make loans and fund lines of credit and loans in process expire without being used, the above amounts do not necessarily represent future cash commitments. No losses are anticipated as a result of these transactions.

The Company's principal loan customers are located in northern Illinois and most loans are secured by specific collateral including residential and commercial real estate.

During 1997, the Company entered into a credit enhancement agreement with a local municipality to guarantee the repayment of an amount not exceeding $7.2 million of municipal revenue bonds which are secured by a first mortgage on a real estate. In the event of default on the bonds, the Company's maximum liability is the amount of the credit guaranty.


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

--------------------------------------------------------------------------------

                                  (Continued)

                            COVEST BANCSHARES, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       DECEMBER 31, 1998, 1997, AND 1996
                    (TABLE AMOUNTS IN THOUSANDS OF DOLLARS)

--------------------------------------------------------------------------------

NOTE 11 - CAPITAL REQUIREMENTS (Continued)

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

At December 31, 1998 and 1997, the Bank's regulators categorized the Bank as well capitalized. Actual capital levels (in millions) and minimum required levels were:


                                                                                            To be Well
                                                                                         Capitalized Under
                                                                For Capital              Prompt Corrective
                                      Actual                 Adequacy Purpose            Action Provisions
                                      ------                 ----------------            -----------------
1998                             Amount      Ratio         Amount        Ratio         Amount          Ratio
----                             ------      -----         ------        -----         ------          -----
   Total capital
     (to risk-weighted assets)
     Company                    $  49.0       13.7%       $   28.6        8.0%        $  35.7          10.0%
     Bank                          47.2       13.3            28.4        8.0            35.5          10.0
   Tier 1 capital
     (to risk-weighted assets)
     Company                       44.7       12.5            14.3        4.0            21.4           6.0
     Bank                          42.9       12.1            14.2        4.0            21.3           6.0
   Tier 1 capital
     (to average assets)
     Company                       44.7        8.0            22.4        4.0            27.9           5.0
     Bank                          42.9        7.7            22.3        4.0            27.8           5.0


1997
----
Total capital
     (to risk-weighted assets)
     Company                    $  47.1       15.4%       $   24.5        8.0%        $  30.6          10.0%
     Bank                          46.4       15.2            24.4        8.0            30.5          10.0
   Tier 1 capital
     (to risk-weighted assets)
     Company                       43.3       14.2            12.2        4.0            18.4           6.0
     Bank                          42.6       14.0            12.2        4.0            18.3           6.0
   Tier 1 capital
     (to average assets)
     Company                       43.3        7.7            22.5        4.0            28.1           5.0
     Bank                          42.6        7.6            22.3        4.0            27.9           5.0

--------------------------------------------------------------------------------

                                  (Continued)

                            COVEST BANCSHARES, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       DECEMBER 31, 1998, 1997, AND 1996
                    (TABLE AMOUNTS IN THOUSANDS OF DOLLARS)

--------------------------------------------------------------------------------

NOTE 11 - CAPITAL REQUIREMENTS (Continued)

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


NOTE 12 - FAIR VALUE OF FINANCIAL INSTRUMENTS

Companies are required to disclose fair value information about their financial instruments. The fair value of financial instruments is defined as the amount at which the instruments could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The methods and assumptions used to determine fair values for each class of financial instruments are presented below.

The estimated fair value for cash and cash equivalents; interest-bearing deposits with financial institutions; Federal Home Loan Bank stock; accrued interest receivable; NOW, money market, and savings deposits; short-term borrowings; and accrued interest payable are considered to approximate their carrying values. The estimated fair value for securities available-for-sale is based on quoted market values for the individual securities or for equivalent securities. The estimated fair value for loans is based on estimates of the rate the Company would charge for similar loans at December 31, 1998 and 1997, applied for the time period until estimated repayment. The estimated fair value of certificates of deposit is based on estimates of the rate the Company would pay on such deposits at December 31, 1998 and 1997, applied for the time period until maturity. The estimated fair value of Federal Home Loan Bank advances and other borrowings is based on the estimate of the rate the Company would pay for such borrowings at December 31, 1998 and 1997 for a time period until maturity. Loan commitments are not included in the table below as their estimated fair value is immaterial.

--------------------------------------------------------------------------------

                                  (Continued)

                            COVEST BANCSHARES, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       DECEMBER 31, 1998, 1997, AND 1996
                    (TABLE AMOUNTS IN THOUSANDS OF DOLLARS)

--------------------------------------------------------------------------------

NOTE 12 - FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)


                                                      At December 31, 1998             At December 31, 1997
                                                      --------------------             --------------------
                                                          (In thousands)                  (In thousands)
                                                    Approximate     Estimated        Approximate      Estimated
                                                     Carrying         Fair            Carrying          Fair
                                                       Value          Value             Value           Value
                                                       -----          -----             -----           -----
FINANCIAL INSTRUMENT ASSETS
     Cash on hand and in banks                    $     18,395    $     18,395    $      5,670    $      5,670
     Interest-bearing deposits in other
       financial institutions                           21,282          21,282          17,800          17,800
     Securities available-for-sale                      88,017          88,017         164,172         164,172
     Loans receivable, net                             402,329         403,362         377,509         377,862
     Accrued interest receivable                         3,280           3,280           3,487           3,487

FINANCIAL INSTRUMENT LIABILITIES
     NOW, money market, and
       passbook savings                                177,022         177,022         151,985         151,985
     Certificates of deposits                          187,513         189,109         219,767         220,336
     Short-term borrowings                               6,755           6,755          76,956          76,956
     Long-term borrowings                              120,000         120,000          75,000          75,000
     Advances from borrowers for
       taxes and insurance                               3,637           3,637           2,914           2,914
     Accrued interest payable                              737             737             957             957

Other assets and liabilities of the Company that are not defined as financial instruments, such as property and equipment, are not included in the above disclosures. Also not included are nonfinancial instruments typically not recognized in financial statements such as loan servicing rights, customer goodwill, and similar items.

While the above estimates are based on management's judgment of the most appropriate factors, there is no assurance that were the Company to have disposed of these items on December 31, 1998 and 1997, the fair values would have been achieved, because the market value may differ depending on the circumstances. The estimated fair values at December 31, 1998 and 1997 should not necessarily be considered to apply at subsequent dates.

--------------------------------------------------------------------------------

                                  (Continued)

                            COVEST BANCSHARES, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       DECEMBER 31, 1998, 1997, AND 1996
                    (TABLE AMOUNTS IN THOUSANDS OF DOLLARS)

--------------------------------------------------------------------------------

NOTE 13 - EMPLOYEE BENEFIT PLANS

The Bank has a defined contribution plan covering all of its eligible employees. Employees are eligible to participate in the plan after attainment of age 21 and are eligible to enter the plan the beginning of the month following employment. The Company provides matching funds under the Company's 401(k) plan. The Company matches an amount equal to the employee's contribution, up to a maximum of 2.5% of annual compensation. The expense recorded in 1998, 1997, and 1996 was $85,000, $65,000, and $61,000, respectively.

The Company's Board of Directors has adopted a stock option and incentive plan that was ratified by the stockholders. Under the stock option plan, stock options, stock appreciation rights, and restricted stock awards, up to an aggregate of 724,500 shares at the market price of the Company's common stock on the date of grant, were available to be granted to the directors, officers, and employees of the Company or the Bank. The options have an exercise period of ten years from the date of grant. During 1995, the stock option plan was amended to increase to 1,287,000 the aggregate shares available. In 1996, the Board of Directors adopted the 1996 Stock Option and Incentive Plan, whereby an additional 246,000 stock options could be granted. In 1997, this plan was amended to increase the aggregate shares available to 621,000.

During 1998, options for 99,000 shares were granted at $12.72 to $18.30 per share and are fully vested after six years. During 1997, options for 409,500 shares were granted at $11.21 to $17.67 per share and are fully vested after six years. During 1996, options for 241,500 shares were granted at $9.45 to $11.33 per share and are fully vested after six years.

Statement of Financial Accounting Standards No. 123 requires pro forma disclosures for companies that do not adopt its fair value accounting method for stock-based employee compensation. Accordingly, the following pro forma information presents net income and earnings per share had the fair value method been used to measure compensation cost for stock option plans. Compensation cost actually recognized for stock options was $0 for 1998, 1997, and 1996.


                                                        1998            1997           1996
                                                        ----            ----           ----
     Net income as reported                           $ 3,871        $  2,610       $  1,589
     Pro forma net income                               3,660           2,243          1,363

     Basic earnings per share as reported             $   .92        $    .61       $    .34
     Pro forma basic earnings per share                   .87             .52            .29

     Diluted earnings per share as reported           $   .87        $    .58            .32
     Diluted earnings per share                           .82             .50            .28

--------------------------------------------------------------------------------

                                  (Continued)

                            COVEST BANCSHARES, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       DECEMBER 31, 1998, 1997, AND 1996
                    (TABLE AMOUNTS IN THOUSANDS OF DOLLARS)

--------------------------------------------------------------------------------

NOTE 13 - EMPLOYEE BENEFIT PLANS (Continued)

The activity in the stock option plans for 1998, 1997, and 1996 is summarized as follows:

                                                                                        Weighted
                                                                        Number           Average
                                                                          of            Exercise
                                                                        Options           Price
                                                                        -------           -----
     Outstanding at January 1, 1996                                      1,007,955     $     6.68

     Granted                                                               211,500          10.71
     Exercised                                                            (109,845)         (4.45)
     Forfeited                                                             (36,000)         (8.55)
                                                                    --------------     ----------

     Outstanding at December 31, 1996                                    1,073,610           7.65

     Granted                                                               409,500          14.52
     Exercised                                                            (158,242)         (5.70)
     Forfeited                                                             (60,750)         (8.86)
                                                                    --------------     ----------

     Outstanding at December 31, 1997                                    1,264,118           9.91

     Granted                                                                99,000          16.25
     Exercised                                                            (158,017)         (6.42)
     Forfeited                                                            (192,931)         (9.82)
                                                                    --------------     ----------

     Outstanding at December 31, 1998                                    1,012,170     $    11.09
                                                                    --------------     ----------
                                                                    --------------     ----------


Options exercisable at year end are as follows:

                                                                                        Weighted
                                                                        Number           Average
                                                                          of            Exercise
                                                                       Options           Price
                                                                       -------           -----
     December 31, 1996                                                     373,860     $     4.67
     December 31, 1997                                                     431,618           6.47
     December 31, 1998                                                     268,170           7.79

--------------------------------------------------------------------------------

                                  (Continued)

                            COVEST BANCSHARES, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       DECEMBER 31, 1998, 1997, AND 1996
                    (TABLE AMOUNTS IN THOUSANDS OF DOLLARS)

--------------------------------------------------------------------------------

NOTE 13 - EMPLOYEE BENEFIT PLANS (Continued)

For options granted during the year, the weighted average fair values at grant date are as follows:

                                                                                     Weighted
                                                                                     Average
                                                                        Number of    Exercise         Fair
                                                                         Options      Price           Value
                                                                         -------      -----           -----
     1996                                                                211,500    $   10.71      $     2.41
     1997                                                                409,500        14.52            4.89
     1998                                                                 99,000        16.25            2.11

The fair value of options granted during 1998, 1997, and 1996 is estimated using the following weighted average information:


                                                                           1998          1997             1996
                                                                           ----          ----             ----
     Risk free interest rate                                              4.5%           6.5%            6.5%
     Expected life                                                        6 years        6 years         6 years
     Expected volatility of stock price                                   5.893%        16.624%         14.72%
     Expected dividend                                                    2.5%           2.5%            2.5%

At year end, options outstanding were as follows:


                                                         Outstanding                         Exercisable
                                                         -----------                         -----------
                                                               Weighted Average                       Weighted
               Range of                                            Remaining                           Average
               Exercise                                           Contractual                         Exercise
                Prices                          Number               Life             Number            Price
                ------                          ------               ----             ------            -----
         $   4.44  -  $   6.66                     118,920           4 years           118,920      $    4.44
             6.67  -     10.00                     301,500           7 years            93,000           8.95
            10.01  -     15.00                     371,250           8 years            38,250          11.21
            15.00  -     18.75                     220,500           9 years            18,000          16.66
                                            --------------       -----------      ------------      ---------

         Outstanding at year end                 1,012,170         7.5 years           268,170      $    7.79
                                            --------------       -----------      ------------      ---------
                                            --------------       -----------      ------------      ---------

The Bank has established a Bank Incentive Plan ("BIP") in order to provide persons in key management positions with an ownership interest in the Company. Under the BIP, 182,176 shares have been awarded to key personnel. The stock granted under the BIP is restricted as to certain rights at the time of issuance. These restrictions are removed over a period of five years. During 1998 and 1997, no shares were granted or vested. During 1996, 17,757 shares vested. The market value of the shares, determined at the date of grant, are charged to expense over the vesting period.

--------------------------------------------------------------------------------

                                  (Continued)

                            COVEST BANCSHARES, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       DECEMBER 31, 1998, 1997, AND 1996
                    (TABLE AMOUNTS IN THOUSANDS OF DOLLARS)

--------------------------------------------------------------------------------

NOTE 13 - EMPLOYEE BENEFIT PLANS (Continued)

In 1993, the Company began to provide certain postretirement health care benefits for employees, as well as a Director's deferred compensation plan. Employees may become eligible based on the number of years of service and if they reach normal retirement age while working for the Company. In accordance with Statement of Financial Accounting Standards No. 106, "Employers Accounting for Postretirement Benefits Other Than Pensions," the Company has elected to amortize the accumulated postretirement benefit obligation (APBO) over 20 years. At December 31, 1998, 1997, and 1996, respectively, the APBO for all of the plans was $867,000, $973,000, and $706,000 and the postretirement benefit cost for each of the years ended December 31, 1998, 1997, and 1996 was $116,000, $106,000, and $108,000, respectively. The annual rate of increase in the per capita cost of covered health care is assumed to be 11.5% for three years and 5.5% thereafter. The other related disclosures are not considered significant to the financial statements.

The Company and most of its outside directors have entered into various deferred compensation agreements. These agreements provide for guaranteed payments for a specified period (ranging from 60 to 180 months) after a specified age is attained (ranging from age 60 to age 72). The liability for each covered director is being accrued over the vesting period. Expense of $150,000, $11,000 and $62,000 has been included in compensation and benefits in the accompanying consolidated statements of income for the years ended December 31, 1998, 1997, and 1996, respectively. During 1997, the Company received insurance proceeds of $187,000 due to the death of a director. The Company is the beneficiary of life insurance policies on the directors with an aggregate face value of approximately $2,618,000 and $2,700,000 at December 31, 1998 and 1997,
respectively. In addition, the policies had aggregate cash surrender values of approximately $551,000 and $476,000 at December 31, 1998 and 1997, respectively.

The Company's Board of Directors adopted an ESOP for the benefit of all employees of the Bank. On June 30, 1992, in conjunction with the Bank's mutual to stock conversion, the ESOP acquired 579,600 shares of Company stock, at $4.45 per share for a total of $2,576,000. To fund the acquisition of Company stock, the ESOP borrowed $2,576,000 from the Company. The balance of this loan was $161,000 and $511,000 at December 31, 1998 and 1997, respectively, and is reflected as a reduction of stockholders' equity. The Company makes annual contributions to the ESOP equal to the ESOP's debt service. All dividends received by the ESOP are used to pay debt service. The ESOP shares are pledged as collateral for its debt. As the debt is repaid, shares are released from collateral and allocated to active employees, based on the proportion of debt service paid in the year. Debt of the ESOP is recorded as debt and the shares pledged as collateral are reported as unearned ESOP shares in the statement of financial condition. The Company recognizes compensation expense equal to the amount of cash contributed to the ESOP. ESOP contributions were $236,000, $267,000, and $290,000 for 1998, 1997, and 1996, respectively. The ESOP shares as of December 31 were as follows:


                                                                                      1998              1997
                                                                                      ----              ----
     Allocated shares                                                                  276,489         281,712
     Committed to be released                                                           51,782          51,782
     Suspense shares                                                                    58,811         110,593
                                                                                  ------------    ------------

         Total ESOP shares                                                             387,082         444,087
                                                                                  ------------    ------------
                                                                                  ------------    ------------

--------------------------------------------------------------------------------

                                  (Continued)

                            COVEST BANCSHARES, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       DECEMBER 31, 1998, 1997, AND 1996
                    (TABLE AMOUNTS IN THOUSANDS OF DOLLARS)

--------------------------------------------------------------------------------

NOTE 14 - PARENT COMPANY ONLY FINANCIAL STATEMENTS

Presented below are the condensed balance sheets, condensed statements of income, and condensed statements of cash flows for CoVest Bancshares, Inc.

                           CONDENSED BALANCE SHEETS
                          December 31, 1998 and 1997


                                                           1998          1997
                                                           ----          ----
ASSETS
Cash in banks                                          $       208    $     1,930
Securities                                                     853            408
Investment in Bank                                          45,242         45,842
Other assets                                                   738            552
                                                       -----------    -----------

                                                       $    47,041    $    48,732
                                                       -----------    -----------
                                                       -----------    -----------

LIABILITIES AND STOCKHOLDERS' EQUITY
Other liabilities                                      $        90    $       438
Stockholders' equity
     Common stock                                               44             44
     Additional paid in capital                             18,967         19,365
     Retained earnings                                      30,905         28,410
     Treasury stock, at cost                                (3,017)             -
     Unearned stock awards                                     (73)           (73)
     ESOP loan                                                (161)          (511)
     Other comprehensive income                                286          1,059
                                                       -----------    -----------

                                                            46,951         48,294
                                                       -----------    -----------

                                                       $    47,041    $    48,732
                                                       -----------    -----------
                                                       -----------    -----------

--------------------------------------------------------------------------------

                                  (Continued)

                            COVEST BANCSHARES, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       DECEMBER 31, 1998, 1997, AND 1996
                    (TABLE AMOUNTS IN THOUSANDS OF DOLLARS)

--------------------------------------------------------------------------------

NOTE 14 - PARENT COMPANY ONLY FINANCIAL STATEMENTS (Continued)

                         CONDENSED STATEMENTS OF INCOME
                  Years ended December 31, 1998, 1997, and 1996

                                                             1998            1997           1996
                                                             ----            ----           ----
Operating income
     Interest on investments                              $         7    $        33    $        44
     Dividends received from subsidiary                         4,000          2,000         10,000
     Gain on sale of investments                                   55          1,148              5
     Other                                                         31             53             95
                                                          -----------    -----------    -----------
         Total operating income                                 4,093          3,234         10,144

Operating expenses                                                223            829            245
                                                          -----------    -----------    -----------


INCOME BEFORE EQUITY IN UNDISTRIBUTED EARNINGS
  OF SUBSIDIARY                                                 3,870          2,405          9,899

Equity (excess) in undistributed earnings of
  subsidiary                                                        1            205         (8,310)
                                                          -----------    -----------    -----------


NET INCOME                                                $     3,871    $     2,610    $     1,589
                                                          -----------    -----------    -----------
                                                          -----------    -----------    -----------

--------------------------------------------------------------------------------

                                  (Continued)

                            COVEST BANCSHARES, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       DECEMBER 31, 1998, 1997, AND 1996
                    (TABLE AMOUNTS IN THOUSANDS OF DOLLARS)

--------------------------------------------------------------------------------

NOTE 14 - PARENT COMPANY ONLY FINANCIAL STATEMENTS (Continued)

                      CONDENSED STATEMENTS OF CASH FLOWS
                 Years ended December 31, 1998, 1997, and 1996

                                                                         1998          1997            1996
                                                                         ----          ----            ----
OPERATING ACTIVITIES
     Net income                                                      $     3,871    $     2,610    $     1,589
     Adjustments to reconcile net income to
       net cash provided by operating activities
         Equity (excess) in undistributed
           earnings of subsidiary                                             (1)          (205)         8,310
         Net gain on sales of securities                                     (55)        (1,148)            (5)
         Change in
              Other assets                                                   379            (20)            (1)
              Other liabilities                                             (347)         1,098            (40)
                                                                     -----------    -----------    -----------
                  Net cash provided by
                    operations                                             3,847          2,335          9,853

INVESTING ACTIVITIES
     Purchase of securities                                                 (779)          (100)        (2,853)
     Proceeds from sales of securities                                       167          4,103            134
                                                                     -----------    -----------    -----------
         Net cash provided by (used in)
           investing activities                                             (612)         4,003         (2,719)

FINANCING ACTIVITIES
     Proceeds from exercise of stock options,
       net of treasury shares issued                                       1,148            901            488
     Payment received on loan to ESOP                                        350            347            340
     Purchase of treasury stock                                           (5,079)        (5,302)        (8,053)
     Cash dividend paid, net of dividend
       reinvestments                                                      (1,376)        (1,245)        (1,233)
                                                                     -----------    -----------    -----------
         Net cash used in financing activities                            (4,957)        (5,299)        (8,458)
                                                                     -----------    -----------    -----------

Net increase (decrease) in cash and cash equivalents                      (1,722)         1,039         (1,324)

Cash and cash equivalents at beginning of year                             1,930            891          2,215
                                                                     -----------    -----------    -----------

CASH AND CASH EQUIVALENTS AT END OF YEAR                             $       208    $     1,930    $       891
                                                                     -----------    -----------    -----------
                                                                     -----------    -----------    -----------

--------------------------------------------------------------------------------

                                  (Continued)

                             COVEST BANCSHARES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1998, 1997, AND 1996

--------------------------------------------------------------------------------

NOTE 15 - OTHER COMPREHENSIVE INCOME

Changes in other comprehensive income components and related taxes are as follows:

                                                                                Years Ended December 31,
                                                                        ---------------------------------------
                                                                           1998           1997          1996
                                                                           ----           ----          ----
     Change in unrealized gains (losses)
       on securities available-for-sale                                 $   (1,035)   $    2,103    $      612
     Less reclassification adjustment for gains
       recognized in income                                                    225         1,247         2,551
                                                                        ----------    ----------    ----------
         Net unrealized gains (losses)                                      (1,260)          856        (1,939)
     Tax expense (benefit)                                                    (487)          331          (734)
                                                                        ----------    ----------    ----------

     Other comprehensive income                                         $     (773)   $      525    $   (1,205)
                                                                        ----------    ----------    ----------
                                                                        ----------    ----------    ----------

NOTE 16 - COMMON STOCK AND TREASURY STOCK

On May 15, 1996 and December 1, 1997, the Company's Board of Directors declared a three-for-two split of its common stock, to be effected by means of a 100% stock distribution. All share and per share amounts have been restated to reflect the stock split.

An analysis of changes in the number of shares of common stock and treasury stock outstanding follows:

                                                               1998             1997             1996
                                                               ----             ----             ----
         Common Stock
         ------------

         Balance at January 1                                 4,365,761        3,406,616         4,214,427
         Distribution of three-for-two stock split                    -          959,145           895,497
         Shares issued for stock options                         38,042                -                 -
                                                          -------------    -------------     -------------

              Balance at December 31                          4,403,803        4,365,761         5,109,924
                                                          -------------    -------------     -------------
                                                          -------------    -------------     -------------

         Treasury Stock
         --------------

         Balance at January 1                                         -          514,950         1,094,228
         Distribution of three-for-two stock split                    -         (744,059)         (807,755)
         Stock options exercised                               (119,978)        (158,242)         (109,845)
         Treasury stock purchases                               313,166          387,351           338,322
                                                          -------------    -------------     -------------

              Balance at December 31                            193,188                -           514,950
                                                          -------------    -------------     -------------
                                                          -------------    -------------     -------------

--------------------------------------------------------------------------------

                                  (Continued)

                            COVEST BANCSHARES, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       DECEMBER 31, 1998, 1997, AND 1996

--------------------------------------------------------------------------------

NOTE 17 - SEGMENT INFORMATION

During 1998 the Company opened two mortgage centers to originate and sell mortgage loans with servicing released into the secondary market. The mortgage center operations and the banking operations are considered to be reportable segments during 1998. Loans, investments, and deposits provide the revenues in the banking operation, and servicing release fees and loan sales provide the revenues in mortgage banking. All operations are domestic.

The accounting policies used are the same as those described in the summary of significant accounting policies except that income taxes are not allocated to the mortgage banking operations. Information reported internally for performance assessment as of December 31, 1998 follows.

                                                                                   Mortgage       Consolidated
                                                                  Banking          Banking           Total
                                                                  -------          -------           -----
     Net interest income                                       $     15,826       $      378      $     16,204
     Other revenue                                                    3,867            1,712             5,579
     Other expense                                                   11,708            1,544            13,252
     Noncash items:
         Depreciation                                                   977               16               993
         Provision for loan loss                                      1,567                -             1,567
     Segment profit, before income taxes                              5,441              530             5,971
     Segment assets                                                 543,793            4,904           548,697

NOTE 18 - QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

(In thousands, except per share data)

                                                                            Three Months Ended
                                                     ---------------------------------------------------------
         1998                                          March 31        June 30     September 30    December 31
         ----                                          --------        -------     ------------    -----------
Interest income                                      $    10,447     $    10,151    $    10,524    $     9,821
Interest expense                                           6,403           6,179          6,349          5,808
                                                     -----------     -----------    -----------    -----------

NET INTEREST INCOME                                        4,044           3,972          4,175          4,013

Provision for possible loan losses                           399             769            399              -
Other income                                               1,186           1,578          1,322          1,493
Other expense                                              3,292           3,304          3,739          3,910
                                                     -----------     -----------    -----------    -----------

INCOME BEFORE INCOME TAXES                                 1,539           1,477          1,359          1,596

Income taxes                                                 530             505            460            605
                                                     -----------     -----------    -----------    -----------

NET INCOME                                           $     1,009     $       972    $       899    $       991
                                                     -----------     -----------    -----------    -----------
                                                     -----------     -----------    -----------    -----------

EARNINGS PER COMMON SHARE
     Basic                                           $       .24     $      .23     $       .22    $       .24
     Diluted                                                 .22            .21             .20            .23

--------------------------------------------------------------------------------

                                  (Continued)

                            COVEST BANCSHARES, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       DECEMBER 31, 1998, 1997, AND 1996

--------------------------------------------------------------------------------

NOTE 18 - QUARTERLY RESULTS OF OPERATIONS (UNAUDITED) (Continued)

                                                                              Three Months Ended
                                                     -----------------------------------------------------------
         1997                                          March 31        June 30     September 30      December 31
         ----                                          --------        -------     ------------      -----------
Interest income                                      $     9,678     $     9,922    $     9,605    $    10,159
Interest expense                                           5,856           6,067          5,733          6,258
                                                     -----------     -----------    -----------    -----------


NET INTEREST INCOME                                        3,822           3,855          3,872          3,901

Provision for possible loan losses                           351             402            430          2,889
Other income                                               1,071             832            909            860
Other expense                                              2,513           2,796          2,748          3,248
                                                     -----------     -----------    -----------    -----------


INCOME BEFORE INCOME TAXES                                 2,029           1,489          1,603         (1,376)

Income taxes                                                 712             502            562           (641)
                                                     -----------     -----------    -----------    -----------


NET INCOME                                           $     1,317     $       987    $     1,041    $      (735)
                                                     -----------     -----------    -----------    -----------
                                                     -----------     -----------    -----------    -----------

EARNINGS PER COMMON SHARE
     Basic                                           $       .30     $      .23     $       .24    $      (.17)
     Diluted                                                 .29            .22             .23           (.17)

--------------------------------------------------------------------------------

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.


                                       PART III


Item 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT


Information concerning directors of the Company is incorporated herein by reference from the Company's definitive Proxy Statement for the 1998 Annual Meeting of Stockholders. Information concerning the executive officers of the Company is discussed in Item 1 of this Report, "Business--Executive Officers of the Company."

Section 16(a) of the Securities Exchange Act of 1934 requires that the Company's executive officers and directors and persons who own more than 10% of the Company Common Stock file reports of ownership and changes in ownership with the Securities and Exchange Commission and with the exchange on which the Company's shares of Company Common Stock are traded. Such persons are also required to furnish the Company with copies of all Section 16(a) forms they file. Based solely on the Company's review of the copies of such forms furnished to the Company and, if appropriate, representations made to the Company by any such reporting person the Company is not aware that any of its directors and executive officers or 10% stockholders failed to comply with the filing requirements of Section 16(a) during the period commencing January 1, 1998 through December 31, 1998.

Item 11.    EXECUTIVE COMPENSATION


Information concerning executive compensation is incorporated herein by reference from the Company's definitive Proxy Statement for the 1998 Annual Meeting of Stockholders, except for information contained under the heading "Compensation Committee Report on Executive Compensation" and "Performance Graph."

Item 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
            MANAGEMENT

Information concerning security ownership of certain beneficial owners and management is incorporated herein by reference from the Company's definitive Proxy Statement for the 1998 Annual Meeting of Stockholders.

Item 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


Information concerning certain relationships and transactions is incorporated herein by reference from the Company's definitive Proxy Statement for the 1998 Annual Meeting of Stockholders.

--------------------------------------------------------------------------------

                                       PART IV


Item 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
          FORM 8-K



A report on Form 8-K was filed on November 12, 1998 to report under Item 5, Other Events, that the Company issued a press release announcing that its subsidiary, CoVest Banc, had entered into an agreement to sell its credit card portfolio.

A report on Form 8-K was filed on November 24, 1998 to report under Item 5, Other Events, that the Company announced a regular quarterly dividend.

A report on Form 8-K was filed on December 29, 1998 to report under Item 5, Other Events, that the Company issued a press release announcing the completion of the Stock Repurchase Program dated August 25, 1998.

--------------------------------------------------------------------------------

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

COVEST BANCSHARES, INC.



   By: /s/ James L. Roberts                 By: /s/ Paul A. Larsen
   ------------------------------           -----------------------------------
   James L. Roberts,                        Paul A. Larsen,
   President and                            Senior Vice President,
   Chief Executive Officer                  Treasurer and Chief Financial
                                             Officer
   Date: March 5, 1999                      Date: March 5, 1999

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

   By: /s/ Frank A. Svoboda                  By: /s/ James L. Roberts
   ------------------------------       --------------------------------------
   Frank A. Svoboda, Jr.,                    James L. Roberts, President,
   Chairman of the Board                     Chief Executive Officer and
                                              Director
   Date: March 5, 1999                       Date: March 5, 1999


   By: /s/ George T. Drost                   By: /s/ John A. Flink
   ------------------------------       --------------------------------------
   George T. Drost, Director                 John A. Flink, Director
   Date: March 5, 1999                       Date: March 5, 1999


   By: /s/ David M. Miller                   By: /s/ Gerald T. Niedert
   ------------------------------       --------------------------------------
   David M. Miller, Director                 Gerald T. Niedert, Director
   Date: March 5, 1999                       Date: March 5, 1999


   By: /s/ David B. Speer                    By: /s/ Thomas TenHoeve
   --------------------------------     --------------------------------------
   David B. Speer, Director                  Thomas TenHoeve, Director
   Date: March 5, 1999                       Date: March 5, 1999


--------------------------------------------------------------------------------

                           COVEST BANCSHARES, INC.

                                Exhibit Index
                                      To
                          Annual Report of Form 10-K

EXHIBIT  DESCRIPTION                  INCORPORATED HEREIN BY          FILED    SEQUENTIAL
  NO.                                       REFERENCE                HEREWITH   PAGE NO.
 3.1     Certificate of               Exhibit 3.1 to the
         Incorporation of CoVest      Registration Statement on
         Bancshares, Inc.             Form S-1 filed with the
                                      Commission by CoVest
                                      Bancshares, Inc. on April 1,
                                      1992, as amended (SEC File
                                      No. 33-46909)

 3.2     Amendment to Certificate     Exhibit 3.2 to the 1997
         of Incorporation of CoVest   10-K filed with the Commission
         Bancshares, Inc.             by CoVest Bancshares, Inc. on
                                      March 24, 1998
                                      (Commission File No. 000-20160)

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

 4.1     Specimen Stock Certificate   Exhibit 4.1 to the 1997
         of CoVest Bancshares,        10-K filed with the Commission
         Inc.                         by CoVest Bancshares, Inc. on
                                      March 24, 1998
                                      (Commission File No. 000-20160)

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


10.2     Form of Change of            Exhibit 10.3 to the 1997
         Control Agreement for        10-K filed with the Commission
         Paul A. Larsen               by CoVest Bancshares, Inc. on
         Allen J. Bishop              March 24, 1998
         Joseph H. Tillotson          (Commission File No. 000-20160)
         Lawrence J. Schmidt
         Vernon J. Wiggenhauser

10.3     Form of Change of            Exhibit 10.4 to the 1997
         Control Agreement for       10-K filed with the Commission
         R. Kennedy Alger             by CoVest Bancshares, Inc. on
                                      March 24, 1998
                                      (Commission File No. 000-20160)

10.4     Bank Incentive Plan and      Exhibit 10.4 to the
         Trusts                       Registration Statement of
                                      Form S-1 filed with the
                                      Commission by CoVest
                                      Bancshares, Inc. on April 1,
                                      1992, as amended (SEC File
                                      No. 33-46909)

10.5     Employee Stock               Exhibit 10.5 to the
         Ownership Plan               Registration Statement of
                                      Form S-1 filed with the
                                      Commission by CoVest
                                      Bancshares, Inc. on April 1,
                                      1992, as amended (SEC File
                                      No. 33-46909)

10.6     Profit Sharing/401(k) Plan   Exhibit 10.1 and 10.2 to the
         and Trust Agreement          March 31, 1995 10-Q, filed
                                      with the Commisssion by
                                      CoVest Bancshares, Inc. on
                                      May 11, 1995 (Commission
                                      File No. 0-20160)

10.7     Amendment 1995-1 to          Exhibit 10.1 to the June 30,
         CoVest Bancshares, Inc.      1995 10-Q, filed with the
         1992 Stock Option and        Commission by CoVest
         Incentive Plan               Bancshares, Inc. on August 8,
                                      1995 (Commission File


                                      No. 0-20160)

10.8     Amendment 1997-1 to          Exhibit 10.9 to the 1997
         CoVest Bancshares, Inc.      10-K filed with the Commission
         1992 Stock Option and        by CoVest Bancshares, Inc. on
         Incentive Plan               March 24, 1998
                                      (Commission File No. 000-20160)

10.9     1996 Stock Option and        Exhibit 10.10 to the 1997
         Incentive Plan               10-K filed with the Commission
                                      by CoVest Bancshares, Inc. on
                                      March 24, 1998
                                      (Commission File No. 000-20160)

10.10    Amendment 1997-1 to          Exhibit 10.11 to the 1997
         1996 Stock Option and        10-K filed with the Commission
         Incentive Plan               by CoVest Bancshares, Inc. on
                                      March 24, 1998
                                      (Commission File No. 000-20160)

10.11    Employment Agreement                                                  X
         between CoVest
         Bancshares, Inc.
         and James L. Roberts,
         dated January 20, 1999

10.12    Non-Qualified Stock                                                   X
         Option Agreement between
         CoVest Bancshares, Inc.
         and James L. Roberts,
         dated January 20, 1999

10.13    Agreement Regarding                                                   X
         Post Employment
         Restrictive Covenants
         between CoVest Bancshares,
         Inc., CoVest Banc,
         National Association,
         and James L. Roberts,
         dated January 20, 1999.

21.1     Subsidiaries of the          Exhibit 21.1 to the 1997
         Registrant                   10-K filed with the Commission
                                      by CoVest Bancshares, Inc. on
                                      March 24, 1998
                                      (Commission File No. 000-20160)

23.1     Consent of Crowe Chizek                                               X

99.1     Proxy Statement and proxy    Schedule 14A filed with the
         (except such portions        Commission on March 22,
         incorporated by reference    1999.
         into this Form 10-K, such
         materials shall not be
         deemed to be "filed" with
         the Commission)

                                      3