Form 10-Q
period 1999-03-31
COVEST BANCSHARES INC
filed 1999-05-13
CIK 885694

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549
                  -----------------------------

                            FORM 10-Q

        Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934


For the Quarterly Period Ended          Commission File Number
      March 31, 1999                           0-20160

                  -----------------------------

                    COVEST BANCSHARES, INC.
     (Exact name of registrant as specified in its charter)


          Delaware                           36-3820609
(State or other jurisdiction       (I.R.S. Employer Identification
     of incorporation or                      Number)
        organization)

749 Lee Street, Des Plaines, Illinois               60016
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

                    Yes  --X--            No  -----

As of May 12, 1999, the Registrant had issued and outstanding 4,403,803 shares of the Registrant's Common Stock. In addition, it had also repurchased 246,106 shares which were being held as treasury stock.
The aggregate market value of the voting stock held by non-affiliates of the Registrant as of May 12, 1999, was $47,950,000.





                  	  COVEST BANCSHARES, INC.

                        Table of Contents

PART I.   FINANCIAL INFORMATION (UNAUDITED)              PAGE NO.


          Item 1.   Financial Statements....................3

          Item 2.   Management's Discussion and
                    Analysis of Financial Condition and
                    Results of Operations..................14

PART II.  OTHER INFORMATION

          Item 1.   Legal Proceedings......................25
          Item 2.   Changes in Securities..................25
          Item 3.   Defaults upon Senior Securities........25
          Item 4.   Submission of Matters to a Vote
                      of Security Holders..................25
          Item 5.   Other Information......................25
          Item 6.   Exhibits and Reports of Form 8-K.......25


          Form 10-Q Signatures.............................26





























PART 1.   FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements see notes to condensed consolidated financial statements (unaudited)

COVEST BANCSHARES INC.
CONSOLIDATED STATEMENTS OF CONDITION
(Unaudited)                                MAR. 31,     DEC. 31,
(Dollars in thousands except                 1999         1998
   per share amounts)                     ---------    ---------

ASSETS
------
CASH AND CASH EQUIVALENTS                 $   6,652   $   18,395

INTEREST BEARING DEPOSITS AT BANKS           34,461       21,282

INVESTMENTS:
  Securities Available-for-Sale              40,099       30,894
  Mortgage-Backed Securities and
    Related Securities Available-
    for-Sale                                 23,805       34,872
  Tax Exempt Securities Available-
    for-Sale                                 18,500       13,872
  Federal Home Loan Bank Stock and
   FRB Stock                                  8,379        8,379
                                           ---------    ---------
TOTAL INVESTMENTS                            90,783       88,017

LOANS RECEIVABLE:
  Commercial Real Estate Loans               67,627       66,699
  Multi-Family Loans                         65,859       55,661
  Construction Loans                         36,661       40,572
  Commercial Loans                           10,107        8,084
  Commercial/Municipal Leases                30,840       35,166
  Mortgage Loans                            135,199      150,185
  Consumer Loans                             43,857       45,980
  Mortgage Loans held for Sale                2,437        4,294
                                           ---------    ---------
    TOTAL LOANS RECEIVABLE                  392,587      406,641
  Allowance for Possible Loan Loss          ( 4,409)     ( 4,312)
                                           ---------    ---------
LOANS RECEIVABLE, NET                       388,178      402,329

ACCRUED INTEREST RECEIVABLE                   2,985        3,280
PREMISES AND EQUIPMENT                       11,144       11,372
OTHER ASSETS                                  4,241        4,022
                                           ---------    ---------
TOTAL ASSETS                               $538,444     $548,697
                                           ========     ========


                                           MAR. 31,     DEC. 31,
                                             1999         1998
                                          ---------    ---------

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
LIABILITIES:
  Deposits:
Non-Interest Bearing                      $  15,926    $  14,998
Interest Bearing Checking                    22,052       23,825
Money Market Accounts                        80,602       85,209
Savings Accounts                             52,551       52,990
Certificates of Deposit                     184,861      187,513
                                           --------     --------
                                            355,992      364,535
Short-Term Borrowings and Securities
Sold U/A to Repurchase                        6,015        6,755
Long-Term Advances from Federal
  Home Loan Bank                            120,000      120,000
Advances from Borrowers for
  Taxes and Insurance                         2,658        3,637
Accrued Expenses and Other Liabilities        7,693        6,819
                                          ---------    ---------
TOTAL LIABILITIES                           492,358      501,746

STOCKHOLDERS' EQUITY:
  Common Stock, par value $.01 per share;
    7,500,000 authorized shares; 4,403,803
    shares issued at 3/31/99 and 12/31/98
    respectively                                 44           44
  Additional Paid-in Capital                 18,282       18,967
  Retained Earnings                          31,354       30,905
  Treasury Stock, 243,188 shares and
    193,188 shares, held at cost 3/31/99
    and 12/31/98 respectively                (3,376)      (3,017)
  ESOP Loan                                    (130)        (161)
  Unearned Stock Award                          (73)         (73)
  Accumulated Other Comprehensive
    Income                                      (15)         286
                                          ---------     ---------
TOTAL STOCKHOLDERS' EQUITY                   46,086       46,951
                                          ---------     ---------
TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY                    $   538,444     $548,697
                                          =========     =========




COVEST BANCSHARES INC.
CONSOLIDATED STATEMENTS OF INCOME            THREE MONTHS ENDED
(Unaudited)                                 MAR. 31,     MAR. 31,
(Dollars in thousands)                       1999         1998
                                          ---------    ---------
INTEREST INCOME
  Loans and Leases Receivable               $ 7,593      $ 7,566
  Interest Bearing Deposits at Banks            387          151
  Mortgage-Backed and Related Securities        508        1,924
  Taxable Securities                            477          664
  Tax Exempt Securities                         156           51
  Other Interest and Dividend Income            129           91
                                           ---------    ---------
  Total Interest Income                       9,250       10,447
INTEREST EXPENSE
  Deposits                                    3,676        4,144
  Advances from Federal Home Loan Bank        1,603        2,166
  Other Borrowed Money                           55           93
                                           ---------    ---------
  Total Interest Expense                      5,334        6,403
NET INTEREST INCOME                           3,916        4,044
  Provision for Possible Loan Losses             99          399
NET INTEREST INCOME AFTER PROVISION        ---------    ---------
  FOR POSSIBLE LOAN LOSSES                    3,817        3,645
NON-INTEREST INCOME
  Loan Servicing Fees                           202          321
  Mortgage Center Income                        536          210
  Deposit Related Charges and Fees              237          219
  Gain on Sale of Securities                      2          256
  Insurance and Annuity Commissions              39          141
  Other                                          30           39
                                           ---------    ---------
  Total Non-Interest Income                   1,046        1,186
NON-INTEREST EXPENSE
  Compensation and Benefits                   1,858        1,601
  Commissions and Incentives                    185           66
  Occupancy and Equipment                       527          500
  Federal Insurance Premium                      53           60
  Data Processing                               244          306
  Advertising                                    92           87
  Other Real estate Owned                         2            6
  Other                                         712          666
                                           ---------    ---------
TOTAL NON-INTEREST EXPENSE                    3,673        3,292
                                           ---------    ---------
INCOME BEFORE TAXES                           1,190        1,539
  Income Tax Provision                         (404)        (530)
                                           ---------    ---------
NET INCOME                                  $   786      $ 1,009
                                           =========    =========




COVEST BANCSHARES INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS        THREE MONTHS ENDED
(Unaudited)                                 MAR. 31,     MAR. 31,
(Dollars in thousands)                        1999         1998
                                           ---------    ---------
OPERATING ACTIVITIES
  Net Income                                $   786      $ 1,009
  Adjustments to Reconcile Net Income to
   Cash Provided by Operating Activities
    Depreciation and Amortization of
       Premises and Equipment                   264          262
    Provision for Possible Loan Losses           99          399
    Net Gain on Sale of Securities               (2)        (256)
    Change In:
      Prepaid Expenses and Other Assets         272          237
      Accrued Interest Receivable               295         (138)
      Accrued Expenses and Other Liabilities    755         (291)
                                           ---------    ---------
NET CASH FROM OPERATING ACTIVITIES            2,469        1,222

CASH FLOWS FROM INVESTING ACTIVITIES
  Loan Originations, Net of Principal
    Payments                                 14,052      (15,531)
  Principal Payments on Mortgage-Backed
    and Related Securities                    4,602        8,938
  Purchases of Mortgage-Backed and
    Related Securities                          -0-       (9,746)
  Purchases of Securities                   (14,320)     (21,175)
  Proceeds from Sales and Maturities
    of Securities                             6,461       25,831
  Purchase of Federal Home Loan Bank
    and Federal Reserve Bank Stock              -0-       (1,250)
  Purchase of Office Properties and
    Equipment                                   (36)        (584)
                                           ---------    ---------
NET CASH FROM INVESTING ACTIVITIES           10,759      (13,517)



                                             THREE MONTHS ENDED
                                            MAR. 31,     MAR. 31,
                                              1999         1998
                                           ---------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES
  Net (Decrease) in Deposits                 (8,543)     (15,808)
  Net Borrowings of Federal
    Home Loan Bank Advances                      -0-      25,000
  Repayments of Other Borrowings               (740)     (11,403)
  Net (Decrease) in Mortgage Escrow Funds      (979)        (561)
  Purchase of Common Stock Net of
    Proceeds from Exercise of Stock Options  (1,224)      (1,064)
  Payment Received on Loan to ESOP               31           35
  Dividend Paid                                (337)        (348)
                                           ---------    ---------
NET CASH FROM FINANCING ACTIVITIES          (11,792)      (4,149)
                                           ---------    ---------

NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                            1,436      (16,444)

CASH AND CASH EQUIVALENTS, BEGINNING         39,677       23,470
                                           ---------    ---------
CASH AND CASH EQUIVALENTS, ENDING           $41,113       $7,026
                                           =========    =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
  Interest Paid                              $5,194       $6,311
  Income Taxes Paid                             -0-          -0-


COVEST BANCSHARES INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(Unaudited)
(Dollars in thousands)
Three months ended March 31, 1998 and 1999


                                                                                                     ACCUMULATED
                                            ADDITIONAL                                    UNEARNED   OTHER
                                    COMMON   PAID-IN    RETAINED   TREASURY      ESOP       STOCK    COMPREHENSIVE
                                     STOCK   CAPITAL    EARNINGS    STOCK        LOAN       AWARD    INCOME       TOTAL
------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1997          $44   $19,365    $28,410         -0-       ($511)       ($73)   $1,059     $48,294

Net Income                                               1,009                                                     1,009

Change in Unrealized Gain on Securities
 Available-for-Sale, Net of Taxes                                                                       (236)       (236)
                                                                                                                --------

Comprehensive Income                                                                                                 773

Cash Dividends ($.08 per share)                           (348)                                                     (348)

Purchase of Treasury Stock                                          (1,447)                                       (1,447)

Principal payment on ESOP Loan                                                      35                                35

Treasury Stock Reissued in Conjunction
 with Stock Option Exercises                   (159)                   542                                           383

Tax Benefits related to
 Employee Stock Option Plans                    314                                                                  314

-----------------------------------------------------------------------------------------------------------------------

Balance at March 31, 1998             $44   $19,520     $29,071      ($905)      ($476)        ($73)     $823    $48,004
========================================================================================================================

Balance at December 31, 1998          $44   $18,967     $30,905    ($3,017)      ($161)        ($73)     $286    $46,951

Net Income                                                  786                                                      786

Change in Unrealized Gain on Securities
  Available-for-Sale, Net of Taxes                                                                       (301)      (301)
                                    									                                                                      ------

Comprehensive Income                                                                                                 485

Cash Dividends ($.08 per share)                            (337)                                                    (337)

Purchase of Treasury Stock                                          (2,150)                                       (2,150)

Principal Payment on ESOP Loan                                                      31                                31

Treasury Stock Reissued in Conjunction
  with Stock Option Exercises                  (865)                 1,791                                           926

Tax Benefits related to
  Employee Stock Option Plans                   180                                                                  180

------------------------------------------------------------------------------------------------------------------------

Balance at March 31, 1999             $44   $18,282     $31,354    ($3,376)      ($130)       ($73)      ($15)   $46,086
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

                                                                    THREE MONTHS ENDED
                                ----------------------------------------------------------------------------------------
                                             MARCH 31, 1999                                   MARCH 31, 1998
                                -----------------------------------------        ---------------------------------------
                                                                AVERAGE                                          AVERAGE
                                   AVERAGE                       YIELD/             AVERAGE                       YIELD/
                                   BALANCE        INTEREST        COST              BALANCE        INTEREST        COST
INTEREST-EARNING ASSETS:        -----------------------------------------        ---------------------------------------
Commercial Real Estate            $61,918          $1,324         8.55%            $58,664         $1,234         8.42%
  Multi-Family Loans               65,167           1,274         7.82               8,644            172         7.97
  Construction Loans               35,792             796         8.89              10,342            235         9.09
  Commercial Loans (1)              9,334             136         5.83               5,867            136         9.41
  Commercial Leases                32,897             518         6.30              15,787            274         6.94
  Mortgage Loans                  144,385           2,609         7.23             229,305          4,168         7.27
  Consumer Loans                   44,953             936         8.32              58,469          1,347         9.19
  Securities                       57,213             845         5.91              39,446            613         6.22
  Mortgage-Backed and
    Related Securities             30,485             508         6.67             112,814          1,924         6.82
  Other Investments                33,554             387         4.61              25,101            344         5.48
                                -----------------------------------------        ---------------------------------------
Total Interest-Earning Assets    $515,698          $9,333         7.24%           $564,439        $10,447         7.40%

Non-Interest Earning Assets        21,576                                           23,765
                                -----------------------------------------        ---------------------------------------

TOTAL ASSETS                     $537,274                                         $588,204
                                =========================================        =======================================

INTEREST-BEARING LIABILITIES:
  Interest-Bearing Checking       $22,607             $59         1.04%            $22,071            $75         1.36%
  Savings                          52,444             323         2.46              58,352            360         2.47
  Money Market                     80,778             865         4.28              62,401            757         4.85
  Certificates of Deposit         174,454           2,291         5.25             200,489          2,819         5.62
  Jumbo CD's                       10,670             138         5.21               9,335            133         5.69
  FHLB Advances                   120,000           1,603         5.34             156,111          2,166         5.55
  Other Borrowed Funds              4,997              55         4.38               7,532             93         4.99
                                -----------------------------------------        ---------------------------------------

Total Interest-Bearing
  Liabilities                    $465,950          $5,334         4.58%           $516,291          $6,403         4.96%

Non-Interest Bearing
  Deposits                         14,127                                           12,596

Other Liabilities                  10,158                                           11,623
                                -----------------------------------------        ---------------------------------------

TOTAL LIABILITIES                $490,235                                         $540,510
                                -----------------------------------------        ---------------------------------------

Stockholders' Equity               47,039                                           47,694
                                -----------------------------------------        ---------------------------------------
TOTAL LIABILITIES AND
  STOCKHOLDERS' EQUITY           $537,274                                         $588,204
                                =========================================        =======================================

NET INTEREST INCOME                               $3,999                                           $4,044
                                -----------------------------------------        ---------------------------------------
NET INTEREST RATE SPREAD (2)                                      2.66%                                           2.44%
                                -----------------------------------------        ---------------------------------------
NET INTEREST MARGIN (3)                                           3.10%                                           2.87%
                                -----------------------------------------        ---------------------------------------


(1) Includes an $874,000 cash basis loan.
(2) Interest Rate Spread is calculated by subtracting the average cost of interest-bearing liabilities from the average rate on interest-earning assets.
(3) Net Interest Margin is calculated by dividing net interest income by average interest-earning assets.



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

The results of operations and other data for the quarter ended March 31, 1999 are not necessarily indicative of results that may be expected for the entire year ended December 31, 1999.

In the opinion of management, the unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial condition of CoVest Bancshares, Inc. (the "Company"), including its wholly owned subsidiary, CoVest Banc (the "Bank"), as of March 31, 1999 and December 31, 1998, the results of the Company's operations for the three months ended March 31, 1999 and 1998, its cash flows for the three months ended March 31, 1999 and 1998, its changes in stockholders' equity for the three months ended March 31, 1999 and 1998, and its average balance sheet for the three months ended March 31, 1999 and 1998.

Certain amounts in prior condensed consolidated financial statements have been reclassified to conform with the March, 1999 presentation.



(2)     Nature of Operations

The Company is a bank holding company organized under the laws of the state of Delaware. It provides a full line of financial services to customers within nine counties in northeast Illinois from its three branch locations. The Company opened a mortgage center in McHenry, Illinois in February, 1998, and a second mortgage center in Aurora, Illinois in July, 1998. These entities concentrate on mortgage loan origination and sales. In December, 1998 the Company opened an investment center in Berwyn, Illinois, which concentrates on annuity sales, insurance sales and securities transactions.

The banking operations and mortgage center operations are considered to be reportable segments during 1999. Loans, investments, and deposits provide the revenues in the banking operation, and servicing release fees and loan sales provide the revenues in mortgage banking. All operations are domestic.

The accounting policies used for mortgage banking operations are the same as those for banking operations except that income taxes are not allocated to the mortgage banking operations. Information reported internally for performance assessment as of March 31, 1999 follows.


                                               Mortgage   Consolidated
                                   Banking      Banking       Total
                                  ---------   ---------- -------------
Net Interest Income                 $3,825         $91       $3,916
Other Revenue                          510         536        1,046
Other Expense                        2,967         540        3,507
Noncash Items:
  Depreciation                         159           7          166
  Provision for Loan Loss               99          -0-          99
Segment Profit, Before Income Taxes  1,110          80        1,190
Segment Assets                     534,943       3,501      538,444



A reconciliation of the numerators and denominators for earnings per common share dilution computations for the period ended March 31, 1999 and 1998 are presented below: (dollars and shares in thousands)


                                     Period Ended March 31
                                     ---------------------
                                       1999          1998
                                       ----          ----
Earnings per share:
   Net Income                          $786        $1,009
   Weighted average common shares
     outstanding                      4,159         4,238
                                      -----         -----
   Earnings per share                  $.19          $.24
                                      =====         =====

Earnings per share assuming dilution:
   Net Income                          $786        $1,009
                                       ====        ======
   Weighted average common shares
     outstanding                      4,159         4,238


   Add: dilutive effect of assumed
        exercises, incentive stock
        options and management
        retention plan                  176           276
                                        ---           ---
   Weighted average common and
     dilutive potential common shares
     outstanding                      4,335         4,514
                                      =====         =====

   Diluted earnings per share          $.18          $.22
                                       ====          ====



(3)	   Stock Repurchase Program

The Company completed its fifteenth stock repurchase program on March 25, 1999; a total of 100,250 shares were repurchased at an average price of $13.96.

On March 25, 1999 the Company's Board of Directors announced a new stock repurchase program, the Company's sixteenth, enabling the Company to repurchase up to 100,000 shares of its outstanding stock. These purchases will be made in the open market and/or through privately negotiated transactions. The stock will be used for the issuance of shares in connection with the exercises of previously granted stock options.


(4)     Stock Dividend and Cash Dividend

The regular quarterly dividend for the first quarter of 1999 was paid at $.08 per share.


(5)     Regulatory Capital Requirements

Pursuant to the Financial Institutions Reform, Recovery and Enforcement Act of 1989 ("FIRREA"), as implemented by regulations promulgated by the Office of the Comptroller of the Currency (the "OCC"), national banks must meet three separate minimum capital requirements. The following table summarizes, as of March 31, 1999, the Bank's capital requirements under FIRREA and its actual capital ratios. As of March 31, 1999, the Bank exceeded all current minimum regulatory capital requirements.


                                     BANK ONLY
               ----------------------------------------------------
                 Actual         Regulatory         Excess Above
                Capital        Capital Req.        Capital Req.
                 Amount   %      Amount       %        Amount    %
               -------  ------  -------     -----    -------   -----
                              (Dollars in Thousands)
Total Capital to
  Risk Weighted
    Assets      $46,530   13.39%   $27,800    8.00%    $18,730   5.39%
Tier I Capital to
  Risk Weighted
    Assets       42,185   12.14     13,900    4.00      28,185   8.14
Tier I Capital to
  Average Assets 42,185    7.86     21,491    4.00      20,694   3.86


(6)          Safe Harbor Statement

This report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Reform Act of 1995, and is included in this statement for purposes of these safe harbor provisions. Forward-looking statements, strategies and expectations of the Company, are generally identifiable by use of the words 'believe', 'expect', 'intend', 'anticipate', 'estimate', 'project' or similar expressions. The company's ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse affect on the operations and future prospects of the Company and its subsidiaries include, but are not limited to, changes in: interest rates, general economic conditions, legislative/regulatory changes, monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board, the quality of composition of the loan or investment portfolios, demand for loan products, deposit flows, competition, demand for financial services in the Company's market
area and accounting principles, policies and guidelines.    These
risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Further information concerning the Company and its business, including additional factors that could materially affect the Company's financial results, is included in the Company's filings with the Securities and Exchange Commission.



ITEM 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS

OVERVIEW
--------
The Company's business activities currently consist of ownership of the Bank, and investments in other equity securities. The Bank's principal business consists of attracting deposits from the public and investing these deposits, together with funds generated from operations, primarily in commercial loans, leases, commercial real estate loans, and consumer loans. The Bank's mortgage centers concentrate on mortgage loan origination and sales. It is management's intention that commercial loans will become an increasingly larger portion of the total loan portfolio as the balance sheet is restructured to become more like that of a community bank. The Bank's deposit accounts are insured to the maximum allowable by the Federal Deposit Insurance Corporation (the "FDIC").

The Bank's results of operations are dependent primarily on net interest income, which is the difference between the interest earned on its loans and securities portfolios, and the interest paid on deposits and borrowed funds. The Bank's operating results are also affected by loan commitment and servicing fees, loan service release fees from its mortgage center operations, customer service charges, fees from annuity and insurance products, and other income. Operating expenses of the Bank include employee compensation and benefits, equipment and occupancy costs, federal deposit insurance premiums and other administrative expenses.

The Bank's results of operations are further affected by economic and competitive conditions, particularly changes in market interest rates. Results are also affected by monetary and fiscal policies of federal agencies, and actions of regulatory authorities.


FINANCIAL CONDITION
-------------------
Total consolidated assets of the Company decreased by $10.3 million from $548.7 million at December 31, 1998, to $538.4 million at March 31, 1999.

During the first quarter, the Company funded $19 million of commercial loans, commercial real estate loans, multi-family loans, construction loans, and commercial leases. The composition of the loan portfolio continues to change as commercial real estate loans represented 17%, multi-family loans represented 17%, construction loans represented 9%, commercial loans represented 3%, and commercial leases represented 8% at March 31, 1999. With $12.8 million of approved and accepted commitments outstanding as of March 31, 1999, which are anticipated to be funded in the next 90 days, management expects the composition of commercial real estate, multi-family loans, construction loans, and commercial loans to continue to grow and become a larger percentage of the overall loan portfolio and assets mix.

During the first quarter of 1999, residential mortgage loans decreased by $15 million as borrowers took advantage of lower rates and refinanced their mortgages. The CoVest Banc mortgage centers in McHenry and Aurora, Illinois processed many of the refinanced mortgages that are then sold on a service released basis to the investor market. The mortgage center had over $2.4 million of loans held for sale at March 31, 1999.

At March 31, 1999, the allowance for possible loan losses amounted to $4.4 million. This represented coverage of 1.12% of total loans as of March 31, 1999, an increase from the 1.06% coverage which existed at year-end 1998.

Securities available-for-sale increased by $2.8 million as various municipal bonds and short-term governments were added to the portfolio. Mortgage-backed and other mortgage-related securities decreased $11.1 million or 31.7% from December 31, 1998. The proceeds from the sales of, and paydowns on, mortgage-backed securities were used to fund municipal and government bond purchases.

Deposits decreased to $356.0 million at March 31, 1999, from $364.5 million at December 31, 1998. This decrease was the result of a $2.6 million reduction in certificates of deposit and a $4.6 million reduction in money market account balances.

Stockholders' equity totaled $46.1 million at March 31, 1999. At quarter-end, the number of common shares outstanding was 4,109,295 and the book value per common share outstanding was $11.08. This compares to December 31, 1998, when the number of common shares outstanding was 4,159,295 and the book value per common share outstanding was $11.15. At May 12, 1999, approximately 47,000 shares remain to be repurchased under the current stock repurchase program.

At March 31, 1999, total non-performing assets amounted to $2.0 million, or 0.38% of total assets compared to $1.0 million, or 0.19% of total assets at December 31, 1998. Management believes the reserves for possible loan losses to be adequate. Non performing assets as of March 31, 1999 included one commercial loan with a balance of $874,000. A specific reserve of $250,000 has been designated for that loan.

The following table sets forth the amounts and categories of non-performing loans and assets.
                                     March 31, 1999    Dec. 31, 1998
                                      -------------    -------------
                                          (Dollars in Thousands)
Non-performing loans:
  Mortgage Loans                           $1,123             $996
  Commercial Real Estate Loans                -0-              -0-
  Multi-family Loans                          -0-              -0-
  Construction Loans                          -0-              -0-
  Commercial Loans                            874              -0-
  Commercial Leases                           -0-              -0-
  Consumer                                     25               25
                                     -------------    -------------
   Total non-performing loans              $2,022           $1,021

Other real estate owned                       -0-              -0-
Other repossessed assets                      -0-              -0-
                                      -------------    -------------
   Total non-performing assets             $2,022           $1,021

Total non-performing loans as
  a percentage of net loans                   .52%             .25%

Total non-performing assets as
  a percentage of total assets                .38%             .19%



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

The Company's cash flows are a result of three principal activities: operating activities, investing activities and financing activities. Net cash provided by operating activities was $2.5 million for the three months ended March 31, 1999. Net cash provided by investing activities was $10.8 million for the quarter ended March 31, 1999. Net cash used in financing activities amounted to $11.8 million for the three months ended March 31, 1999.

The Company uses its liquidity to meet its ongoing commitments to fund maturing certificates of deposit and deposit withdrawals, repay borrowings, fund existing and continuing loan commitments, and pay operating expenses. At March 31, 1999, the Company had commitments to originate loans and undisbursed loan balances totaling $59 million, and its customers had approved but unused lines of credit totaling $31 million. The Company considers its liquidity and capital resources to be adequate to meet its foreseeable short and long-term needs. The Company expects to be able to fund or refinance, on a timely basis, its material commitments and long-term liabilities.

SELECTED RATIOS
---------------
(unaudited)                             THREE MONTHS ENDED
                                       MARCH 31,   MARCH 31,
                                          1999        1998
                                       --------------------
Annualized Return on Avg. Equity           6.68%       8.46%
Annualized Return on Avg. Assets           0.59%       0.69%
Book Value per Share                     $11.08      $11.03
Closing Market Price per Share           $14.88      $17.25

Earnings per Primary Share:
Basic                                      $.19        $.24
Diluted                                     .18         .22

Net Interest Margin                        3.10%       2.87%

Ratio of Operating Expense to
     Average Total Assets,
     Annualized                            2.73%       2.24%
Ratio of Net Interest Income to
     Non-Interest Expense,
     Annualized                            1.07x       1.23X




RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND
1998
----------------------------------------------------------------------

GENERAL. Net income for the three months ended March 31, 1999 totaled $786,000, or $0.19 (basic) and $0.18 (diluted) earnings per share, a decrease of 22% from the $1,009,000, or $0.24 (basic) and $0.22 (diluted) earnings per share for the first quarter in 1998. Excluding the effect of non recurring employee termination expense of $182,000 ($112,000 net of tax), net income for the quarter ended March 31, 1999 would have been $898,000, or $0.22 (basic) and $0.21 (diluted) earnings per share.

NET INTEREST INCOME. Net interest income decreased by $128,000, or 3%, for the first quarter of 1999 compared to the first quarter of 1998. A $49 million decrease in average earning assets for the first quarter of 1999 versus the first quarter of 1998 accounted for part of this income reduction. During the fourth quarter of 1997, the Company entered into an arbitrage transaction and purchased mortgage backed securities utilizing $50 million in FHLB borrowings. The borrowings matured in November, 1998 and the securities were sold to repay the borrowings. The Company's net interest margin increased 23 basis points, or 8%, to 3.10% for the first quarter of 1999 from 2.87% for the first quarter of 1998. The interest rate spread averaged 2.66% for 1999 and 2.44% during the first quarter of 1998, a 22 basis point or 9% increase. The net interest margin for the fourth quarter of 1998 was 2.99% and the net interest spread was 2.71%.

The cost of interest bearing liabilities declined from 4.96% for the first quarter of 1998 to 4.58% for the first quarter of 1999. The composition of the liabilities changed as money market accounts continued to be a larger percentage of the Bank's deposit funding source, replacing the shrinking pool of certificates of deposit. A $51 million reduction in interest bearing liabilities for the first quarter of 1999 versus the first quarter of 1998 was primarily due to the maturity of Federal Home Loan Bank borrowings used to fund mortgage-backed securities, as detailed above.

PROVISION FOR POSSIBLE LOAN LOSSES. The provision for possible loan losses was decreased by $300,000, or 75%, to $99,000 for the first quarter of 1999. This reduction stemmed from the sale of the Company's credit card portfolio in November, 1998. During the quarter ending March 31, 1998, the Company had provided $300,000 for possible losses on credit card loans.

On a quarterly basis, management of the Bank meets to review the adequacy of the allowance for loan losses. Each loan officer grades his or her individual commercial credits and the Company's outsourced loan review function validates the officers' grades. In the event that loan review results in a downgrade of the loan, it is included in the allowance analysis at the lower grade. The grading system is in compliance with the regulatory classifications and the allowance is allocated to the loans based on the regulatory grading, except in instances where there are known differences (i.e. collateral value is nominal, etc.). Once the specific portion of the allowance is calculated, management then calculates a historical portion for each loan category based on loan loss history, current economic conditions and trends in the portfolio, including delinquencies and impairments, as well as changes in the composition of the portfolio. Management believes the allowance as of March 31, 1999 to be adequate.

LOAN LOSS ALLOWANCE ANALYSIS. The following table sets forth an analysis of the Company's allowance for possible loan losses for the periods indicated.


                                           Three Months Ended
                                          March 31,       March 31,
                                            1999            1998
                                         ---------        ---------
                                            (Dollars in Thousands)

Balance at beginning of period             $4,312           $3,977
Charge-offs:
  Mortgage Loans                           $  -0-           $   38
  Commercial Real Estate Loans                -0-              -0-
  Multi-Family Loans                          -0-              -0-
  Construction Loans                          -0-              -0-
  Commercial Loans                            -0-              -0-
  Commercial Leases                           -0-              -0-
  Consumer                                     22              233
                                         --------         --------
Total                                          22              271
                                         --------         --------

Recoveries:
  Mortgage Loans                           $  -0-           $  -0-
  Commercial Real Estate Loans                -0-              -0-
  Multi-Family Loans                          -0-              -0-
  Construction Loans                          -0-              -0-
  Commercial Loans                            -0-              -0-
  Commercial Leases                           -0-              -0-
  Consumer                                     20               56
                                         --------         --------
Total                                          20               56
                                         --------         --------
 Net charge-offs                                2              215

Additions charged to
  operations                                   99              399
                                         --------        ---------
Balance at end of period                   $4,409           $4,161

Ratio of net charge-offs during
  the period to average loans
  outstanding during the period              0.00%            0.06%

Ratio of allowance for possible
  loan losses to non- performing loans       2.18x            3.62x



NET INTEREST INCOME AFTER PROVISION FOR POSSIBLE LOAN LOSSES. Net interest income after provision for possible loan losses increased by $172,000, or 5% to $3,817,000 for the three month period ended March 31, 1999, as compared to $3,645,000 for the three month period ended March 31, 1998.

NON-INTEREST INCOME. Non-interest income excluding security gains increased $114,000, or 12%, from the comparable quarter last year. Mortgage Center income increased by $326,000 to $536,000 in the first quarter of 1999 compared to $210,000 in the similar quarter in 1998. The Mortgage Center commenced operations on February 12, 1998. Loan charges and servicing fees decreased by $119,000 as the volume of mortgage loans decreased. Deposit related charges and fees increased by $18,000 during the first quarter of 1999 as compared to the first quarter of 1998. Realized gains of $2,000 on sales of securities were also recorded. This was a decrease of $254,000 in net gains on securities sales from the comparable quarter in 1998.

NON-INTEREST EXPENSE. Non-interest expense increased $381,000, or 12% for the first quarter of 1999 from the comparable quarter in 1998. Total compensation, commission, and benefit costs increased $376,000 for the quarter ended March 31, 1999 versus March 31, 1998. Of this total, $182,000, or 48%, represents non-recurring employee termination expenses, as certain positions were eliminated in the first quarter of 1999 to bring operating costs more in line with the revenues of the Bank. Commissions and employee sales incentives, mostly attributed to the Mortgage Center, which opened for business on February 12, 1998, increased $119,000 to $185,000 from $66,000 for the same period in 1998. The remaining $75,000 increase stems from the expansion of the commercial loan function, some fixed costs associated with the Mortgage Center operation, and increases in employee health insurance costs. Increases in building occupancy expenses of $27,000 and miscellaneous expenses of $48,000 were partially offset by a $62,000 decline in data processing expenses for the first quarter of 1999 compared to the first quarter of 1998.

INCOME TAX EXPENSE. Income tax expense decreased $126,000 to $404,000 for the quarter ended March 31, 1999, compared to $530,000 for the same period in 1998, due to the decrease in income.

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



The following table presents the Bank's current exposure to hypothetical changes in interest rates.



                            March 31, 1999

            Change in       Percent Change   Percent Change
            Interest Rates  in Net Interest  in MV of
            (basis points)  Income           Portfolio Equity
            --------------  ---------------  ----------------
                +200              -6%            -9%

                +100              -3             -3

                   0               0              0

                -100              +2             +4

                -200              +5             +9



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


RECENT REGULATORY DEVELOPMENTS
----------------------------------------------------------------------

Year 2000 Compliance

The Company is devoting significant resources to minimize the risk of potential disruption from the Y2K problem. This problem is the result of computer programs having been written using two digits (rather than four) to define the year. Any time-sensitive software may recognize a date using 00 as the year 1900 rather than the year 2000, which could result in miscalculations and system failures. The problem could affect non-information technology systems such as operating and control systems that have embedded chip systems. The Company is also at risk from Y2K failures on the part of business relationships with vendors, suppliers, and public utilities providers such as electricity, water, gas, and communications. System failures resulting from the Y2K problem could adversely affect operations and financial results by incorrectly calculating accrued interest receivable and payable. Failures could also affect the ability of customers to perform normal deposit and loan activities.

Addressing the Problem

The Company has developed, in accordance with the guidelines listed in the Federal Financial Institutions Examination Council (FFIEC) statement dated May 5, 1997, a six phase plan to resolving Y2K issues that are reasonably within its control. The plan is implemented and coordinated through a senior level task force chaired by a Senior
Vice President. As of March 31, 1999, ten officer level staff members sit on the committee and devote a minimum of 25% of their time to the Y2K effort. The Y2K committee chairman reports at a minimum of quarterly to the Board of Directors. The Company's Y2K efforts are also reviewed by internal audits and examined by the Office of the Comptroller of the Currency. According to the FFIEC guidelines, Phase I - Awareness,
Phase II - Assessment and Inventory, and Phase III - Renovation were completed as required. A description and anticipated timing of the three remaining phases are described as follows:

Phase IV - Testing and Validation

This phase includes establishing a test environment, performing systems testing, and certifying and documenting the results. The certification process requires having functional experts run system tests and review results against pre-established criteria to ensure compliance. Documentation should be maintained in the form of data reports and computer print screens. The "mission critical" systems, other than those associated with the Company's third party data processor (M&I Data) for which the Company will participate in proxy testing, were completed by December 31, 1998. The Company expects the proxy tested system and the remainder of the initial 'mission necessary' and 'mission desirable' systems to be certified by June 30, 1999. Testing for non-information technology systems, such as utilities and other infrastructure systems, has been initiated; however, due to the Company's reliance on their system test schedule, it is not possible to estimate exactly when this phase will be completed. Through communication relationships with these companies, it is anticipated that the majority of their testing will be completed in the third quarter of 1999.

Phase V - Customer Awareness Program

In this phase, the Company will outline its strategy to develop a proactive customer awareness program. The plan is to furnish customers and the community with enough Y2K related information for them to make intelligent, educated decisions regarding the Company's Y2K readiness and its ability to serve their banking needs in the next century. Banking customers and members of the community, where applicable, will receive informational lobby brochures, statement stuffers, and have questions answered by personal banking representatives. Other methods of disseminating Y2K information in 1999 will be through seminars, news releases, web-site and direct mail letters.

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

Costs

As of March 31, 1999, costs of $35,000 had been incurred related to the Y2K project, of which $24,000 had been capitalized. The estimated additional costs to complete the project are expected to be approximately $110,000, of which $50,000 is expected to be capitalized. The remaining costs are allocated to training, education, marketing, and contingency plans. The Company is using current staff and other internal resources to manage the Y2K project. The Company does not expect these redeployments of resources to have a material adverse effect on other ongoing business operations. All the costs of the Y2K project are incurred from operating cash flows.

At the present time, management believes that the majority of all mission critical and mission necessary date-related software and systems will remain operating properly after January 1, 2000. The Company does not anticipate that internal systems failures will result in any material adverse effect to its operational or financial condition. During 1999, the Company will continue its efforts to ensure that providers of infrastructure services, such as utilities and communication companies, will be compliant by the Year 2000. At this time, management believes that the most likely 'worst-case' scenario involves potential disruption of service from third party vendors whose systems may not work after January 1, 2000, for which the Company must rely on their testing results. While such failures could affect Bank operations in a significant manner, the Company cannot estimate the likelihood or the potential cost of the failures.

The Company's Year 2000 plan may be revised periodically as some goals are completed and new issues are identified. It is important to note that the description of the plan involves estimates and projections with respect to some activities required in the future which are subject to possible substantial changes or corrections.


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

American Institute of Certified Public Accountants Statement of Position 98-1, effective in 1999, sets the accounting requirement to capitalize costs incurred to develop or obtain software that is to be used solely to meet internal needs. Costs to capitalize are those direct costs incurred after the preliminary project stage, up to the date when all testing has been completed and the software is substantially ready for use. All training costs, research and development costs, costs incurred to convert data, and all other general and administrative costs are to be expensed as incurred. The capitalized cost of internal-use software is amortized over its useful life and reviewed for impairment using the criteria in Statement No.
121. Statement of Position 98-1 is not expected to have material impact on the Company.

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

The Financial Accounting Standards Board continues to study several issues, including recording all financial instruments at fair value and abolishing pooling-of-interest accounting. Also, it is likely that APB25's measurement for stock option plans will be limited to employees and not to non-employees such as directors, thereby causing compensation expense to be required for 1999 awards of stock options to outside directors.

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

ITEM 2.  CHANGES IN SECURITIES
         None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
         None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         None

ITEM 5.  OTHER INFORMATION
         None

ITEM 6.	 EXHIBITS AND REPORTS ON FORM 8-K
(a)  Exhibit
27.  Financial Data Schedule

(b)  Reports on Form 8-K
     A report on Form 8-K was filed on January 21, 1999 to report under
     Item 5 the Company's earnings for the fourth quarter of 1998 and calendar year 1998.

     A report on Form 8-K was filed on January 22, 1999 to report under
     Item 5 the election of a President and Chief Executive Officer of the Bank and Company.

     A report on Form 8-K was filed on January 26, 1999 to report under
     Item 5 a new stock purchase program, the Company's 15th.


     A report on Form 8-K was filed on February 23, 1999 to report under
     Item 5 a regular quarterly dividend.

     A report on Form 8-K was filed on March 25, 1999 to report completion of the Company's 15th stock repurchase program and announcement of the Company's 16th stock repurchase program.










                             SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          COVEST BANCSHARES, INC.



Date:                               By: /s/
      -----------------                 ---------------------------
                                         James L. Roberts
                                         President and
                                         Chief Executive Officer





Date:                               By: /s/
      -----------------                 ---------------------------
                                         Paul A. Larsen
                                         Executive Vice President,
                                         Treasurer and
                                         Chief Financial Officer