Form 10-Q
period 1999-06-30
COVEST BANCSHARES INC
filed 1999-08-13
CIK 885694

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549
                  -----------------------------

                            FORM 10-Q

        Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934


For the Quarterly Period Ended          Commission File Number
      June 30, 1999                           0-20160

                  -----------------------------

                    COVEST BANCSHARES, INC.
     (Exact name of registrant as specified in its charter)


          Delaware                           36-3820609
(State or other jurisdiction       (I.R.S. Employer Identification
     of incorporation or                      Number)
        organization)

749 Lee Street, Des Plaines, Illinois               60016
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

                    Yes  --X--            No  -----


As of August 12, 1999, the Registrant had issued and outstanding 4,403,803 shares of the Registrant's Common Stock. In addition, it had also repurchased 265,296 shares which were being held as treasury stock.
The aggregate market value of the voting stock held by non-affiliates of the Registrant as of August 12, 1999, was $47,000,000.





                  	  COVEST BANCSHARES, INC.

                        Table of Contents

PART I.   FINANCIAL INFORMATION (UNAUDITED)              PAGE NO.


          Item 1.   Financial Statements....................3

          Item 2.   Management's Discussion and
                    Analysis of Financial Condition and
                    Results of Operations..................17

PART II.  OTHER INFORMATION

          Item 1.   Legal Proceedings......................32
          Item 2.   Changes in Securities..................32
          Item 3.   Defaults upon Senior Securities........32
          Item 4.   Submission of Matters to a Vote
                    of Security Holders....................33
          Item 5.   Other Information......................33
          Item 6.   Exhibits and Reports of Form 8-K.......33


          Form 10-Q Signatures.............................34
























PART 1.   FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements see notes to condensed consolidated financial statements (unaudited)

COVEST BANCSHARES INC.
CONSOLIDATED STATEMENTS OF CONDITION
(Unaudited)                               JUNE 30,     DEC. 31,
(Dollars in thousands except                 1999         1998
   per share amounts)                     ---------    ---------

ASSETS
------
CASH AND CASH EQUIVALENTS                 $  8,362   $   18,395

INTEREST BEARING DEPOSITS AT BANKS          13,799       21,282

INVESTMENTS:
  Securities Available-for-Sale             62,863       30,894
  Mortgage-Backed Securities and
    Related Securities Available-
    for-Sale                                22,051       34,872
  Tax Exempt Municipal Securities
    Available-for-Sale                      17,497       13,872
  Federal Home Loan Bank Stock and
   Federal Reserve Bank Stock                6,469        8,379
                                          ---------    ---------
TOTAL INVESTMENTS                          108,880       88,017

LOANS RECEIVABLE:

  Commercial Loans                          10,868        8,084
  Commercial Real Estate Loans              68,586       66,699
  Multi-Family Loans                        79,245       55,661
  Construction Loans                        39,623       40,572
  Commercial Leases                         30,610       35,166
  Mortgage Loans                           125,303      150,185
  Consumer Loans                            42,361       45,980
  Mortgage Loans held for Sale                 964        4,294
                                          ---------    ---------
    TOTAL LOANS RECEIVABLE                 397,560      406,641
  Allowance for Possible Loan Loss         ( 4,545)     ( 4,312)
                                          ---------    ---------
LOANS RECEIVABLE, NET                      393,015      402,329

ACCRUED INTEREST RECEIVABLE                  3,083        3,280
PREMISES AND EQUIPMENT                      10,939       11,372
OTHER ASSETS                                 4,354        4,022
                                          ---------    ---------
TOTAL ASSETS                              $542,432     $548,697
                                          =========    ========








                                           JUNE 30,     DEC. 31,
                                             1999         1998
                                          ---------    ---------

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
LIABILITIES:
  Deposits:
Non-Interest Bearing                     $  17,113    $  14,998
Interest Bearing Checking                   21,195       23,825
Money Market Accounts                       84,473       85,209
Savings Accounts                            51,767       52,990
Certificates of Deposit                    180,976      187,513
                                          --------     --------
                                           355,524      364,535
  Short-Term Borrowings and Securities
    Sold U/A to Repurchase                  35,351        6,755
  Long-Term Advances from Federal
    Home Loan Bank                          95,000      120,000
  Advances from Borrowers for
    Taxes and Insurance                      3,939        3,637
  Accrued Expenses and Other Liabilities     6,301        6,819
                                         ---------    ---------
TOTAL LIABILITIES                          496,115      501,746

STOCKHOLDERS' EQUITY:
  Common Stock, par value $.01 per share;
    7,500,000 authorized shares;
    4,403,803 shares issued                     44           44
  Additional Paid-in Capital                17,936       18,967
  Retained Earnings                         32,061       30,905
  Treasury Stock, 212,758 shares and
    193,188 shares, held at cost
    6/30/99 and 12/31/98 respectively       (2,987)      (3,017)
  ESOP Loan                                    -0-         (161)
  Unearned Stock Award                         (54)         (73)
  Accumulated Other Comprehensive
    Income                                    (683)         286
                                         ---------     ---------
TOTAL STOCKHOLDERS' EQUITY                  46,317       46,951
                                         ---------     ---------
TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY                   $   542,432   $  548,697
                                         =========    =========















COVEST BANCSHARES INC.
CONSOLIDATED STATEMENTS OF INCOME            THREE MONTHS ENDED       SIX MONTHS
ENDED
(Unaudited)                                 JUNE 30,     JUNE 30,	  JUNE 30,      JUNE 30
(Dollars in thousands)                       1999         1998	       1999          1998
                                          ---------    ---------	  ---------   ---------
INTEREST INCOME
  Loans and Leases Receivable               $ 7,672      $ 7,879     $15,263      $15,446
  Interest Bearing Deposits at Banks            185          234         572          385
  Mortgage-Backed and Related Securities        385        1,475         894        3,400
  Taxable Securities                            808          328       1,285          941
  Tax Exempt Securities                         178           98         334          148
  Other Interest and Dividend Income            115          137         244          279
                                           ---------    ---------   ---------   ---------
  Total Interest Income                       9,343       10,151      18,592       20,599
INTEREST EXPENSE
  Deposits                                    3,660        3,887       7,337        8,031
  Advances from Federal Home Loan Bank        1,621        2,179       3,224        4,345
  Other Borrowed Money                           72          113         126          207
                                           ---------    ---------   ---------   ---------
  Total Interest Expense                      5,353        6,179      10,687       12,583
NET INTEREST INCOME                           3,990        3,972       7,905        8,016
  Provision for Possible Loan Losses            288          769         387        1,168
NET INTEREST INCOME AFTER PROVISION        ---------    ---------   --------    ---------
  FOR POSSIBLE LOAN LOSSES                    3,702        3,203       7,518        6,848
NON-INTEREST INCOME
  Loan Servicing Fees                           275          279         477          600
  Mortgage Center Income                        495          468       1,031          679
  Deposit Related Charges and Fees              252          247         488          466
  Gain on Sale of Securities                    -0-          463           2          719
  Insurance and Annuity Commissions              59           69          98          210
  Other                                         129           52         160           91
                                           ---------    ---------   ---------   ---------
TOTAL NON-INTEREST INCOME                     1,210        1,578       2,256        2,765
NON-INTEREST EXPENSE
  Compensation and Benefits                   1,516        1,612       3,483        3,296
  Commissions and Incentives                    230          240         415          305
  Occupancy and Equipment                       522          496       1,049          997
  Federal Insurance Premium                      54           57         107          117
  Data Processing                               244          268         488          575
  Advertising                                   103          110         195          197
  Other Real Estate Owned                       -0-          (42)          2          (36)
  Other                                         675          563       1,278        1,145
                                           ---------    ---------  ---------    ----------
TOTAL NON-INTEREST EXPENSE                    3,344        3,304       7,017        6,596
                                           ---------    ---------  ---------    ----------
INCOME BEFORE TAXES                           1,568        1,477       2,757        3,017
  Income Tax Provision                         (529)        (505)       (932)      (1,035)
                                           ---------    ---------  ---------    ----------
NET INCOME                                  $ 1,039       $  972     $ 1,825      $ 1,982
                                           =========    =========  =========    ==========



COVEST BANCSHARES INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS          SIX MONTHS ENDED
(Unaudited)                                  JUNE 30,   JUNE 30,
(Dollars in thousands)                        1999        1998
                                           ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net Income                                $ 1,825      $ 1,982
  Adjustments to Reconcile Net Income to
   Cash Provided by Operating Activities
    Depreciation and Amortization of
       Premises and Equipment                   519          482
    Provision for Possible Loan Losses          387        1,168
    Net Gain on Sale of Securities               (2)        (719)
    Change In:
      Prepaid Expenses and Other Assets       1,031          (18)
      Accrued Interest Receivable               197          447
      Accrued Expenses and Other Liabilities (1,309)        (123)
                                           ---------    ---------
NET CASH FROM OPERATING ACTIVITIES            2,648        3,219

CASH FLOWS FROM INVESTING ACTIVITIES
  Loan Originations, Net of Principal
    Payments                                  9,081      (34,243)
  Principal Payments on Mortgage-Backed
    and Related Securities                    6,006       26,945
  Purchases of Mortgage-Backed and
    Related Securities                          -0-      (40,363)
  Purchases of Securities                   (42,399)     (31,693)
  Proceeds from Sales and Maturities
    of Securities                            12,218       71,700
  (Purchase)/Sale of Federal Home Loan Bank
    and Federal Reserve Bank Stock            1,910       (1,750)
  Purchase of Office Properties and
    Equipment                                   (86)        (963)
                                           ---------    ---------
NET CASH USED IN INVESTING ACTIVITIES      ( 13,270)     (10,367)



                                               SIX MONTHS ENDED
                                             JUNE 30,    JUNE 30,
                                              1999         1998
                                           ---------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES
  Net Increase (Decrease) in NOW Accounts,
    Money Markets, Savings and
    Certificates of Deposit                  (9,011)     (23,672)
  Net Borrowings of Federal
    Home Loan Bank Advances                     -0-       45,000
  Proceeds (Repayments) from Other
    Borrowings                                3,596      (14,228)
  Net Change in Mortgage Escrow Funds           302          163
  Purchase of Common Stock Net of
    Proceeds from Exercise of Stock Options  (1,273)      (1,909)
  Payment Received on Loan to ESOP              161          143
  Dividend Paid, Net of Dividend
    Reinvestment Program                       (669)        (696)
                                           ---------    ---------
NET CASH FROM FINANCING ACTIVITIES           (6,894)       4,801
                                           ---------    ---------

NET DECREASE IN CASH AND
  CASH EQUIVALENTS                          (17,516)      (2,347)

CASH AND CASH EQUIVALENTS, BEGINNING         39,677       23,470
                                           ---------    ---------
CASH AND CASH EQUIVALENTS, ENDING          $ 22,161     $ 21,123
                                           =========    =========

COVEST BANCSHARES INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(Unaudited)
(Dollars in thousands)
Six  months ended June 30, 1998 and 1999


                                                                                                     ACCUMULATED
                                            ADDITIONAL                                    UNEARNED   OTHER
                                    COMMON   PAID-IN    RETAINED   TREASURY      ESOP       STOCK    COMPREHENSIVE
                                     STOCK   CAPITAL    EARNINGS    STOCK        LOAN       AWARD    INCOME       TOTAL
------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1997          $44    $19,365    $28,410    $   -0-      ($511)      ($73)    $ 1,059    $48,294

Net Income                                                1,982                                                   1,982

Change in Unrealized Gain on Securities
  Available-for-Sale                                                                                    (699)      (699)
                                                                                                                --------

Comprehensive Income                                                                                              1,283
                                                                                                                --------
Cash Dividends ($.16 per share)                            (696)                                                   (696)

Purchase of Treasury Stock                                          (2,821)                                      (2,821)

Principal Payment on ESOP Loan                                                    143                               143

Treasury Stock Reissued in Conjunction
  with Stock Option Exercises                  (506)                 1,418                                          912

Tax Benefits related to
  Employee Stock Option Plans                   464                                                                 464

------------------------------------------------------------------------------------------------------------------------

Balance at June 30, 1998              $44   $19,323     $29,696    ($1,403)      ($368)      ($73)      $360    $47,579
=======================================================================================================================

Balance at December 31, 1998          $44   $18,967     $30,905    ($3,017)      ($161)      ($73)      $286    $46,951

Net Income                                                1,825                                                   1,825

Change in Unrealized Gain on Securities
 Available-for-sale                                                                                     (969)      (969)
                                                                                                                --------

Comprehensive Income                                                                                                856
                                                                                                                --------
Cash Dividends ($.16 per share)                            (669)                                                   (669)

Purchase of Treasury Stock                                          (2,855)                                      (2,855)

Stock Award Expense                                3                                           19                    22

Principal payment on ESOP Loan                                                    161                               161

Treasury Stock Reissued in Conjunction
 with Stock Option Exercises                  (1,303)                2,885                                        1,582

Tax Benefits Related to
 Employee Stock Option Plans                     269                                                                269

-----------------------------------------------------------------------------------------------------------------------

Balance at June 30, 1999              $44    $17,936    $32,061    ($2,987)       ($0)       ($54)     ($683)   $46,317
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

                                                           THREE MONTHS ENDED
                                ----------------------------------------------------------------------------------------
                                             JUNE 30, 1999                                   JUNE 30, 1998
                                -----------------------------------------        ---------------------------------------
                                                                AVERAGE                                          AVERAGE
                                   AVERAGE                       YIELD/             AVERAGE                       YIELD/
                                   BALANCE        INTEREST        COST              BALANCE        INTEREST        COST
INTEREST-EARNING ASSETS:        -----------------------------------------        ---------------------------------------

  Commercial Loans  (1)          $ 10,488        $    171         6.51%           $  7,112       $    168         9.45%
  Commercial Real Estate           68,721           1,473         8.57              63,408          1,341         8.37
  Multi-Family Loans               71,799           1,405         7.83              17,149            344         8.02
  Construction Loans               40,722             901         8.85              13,545            322         9.40
  Commercial Leases                31,999             501         6.27              33,922            557         6.57
  Mortgage Loans  (1)             128,777           2,313         7.18             208,625          3,784         7.26
  Consumer Loans  (1)              42,680             908         8.51              58,228          1,363         9.36
  Securities                       84,652           1,190         5.63              39,972            616         6.16
  Mortgage-Backed and
    Related Securities             22,355             385         6.89              91,425          1,475         6.45
  Other Investments                15,849             185         4.67              16,571            234         5.65
                                -----------------------------------------        ---------------------------------------
Total Interest-Earning Assets    $518,042        $  9,432         7.28%           $549,957       $ 10,204         7.42%

Non-Interest Earning Assets        21,777                                           22,633
                                -----------------------------------------        --------------------------------------
TOTAL ASSETS                     $539,819                                         $572,590
                                =========================================
=======================================

INTEREST-BEARING LIABILITIES:
  Interest-Bearing Checking      $ 22,628        $     59         1.05%           $ 22,431       $     72         1.28%
  Savings                          52,152             324         2.49              56,468            352         2.49
  Money Market                     82,375             898         4.36              74,146            903         4.87
  Certificates of Deposits        173,168           2,261         5.22             175,120          2,423         5.53
  Jumbo CD's                        9,273             118         5.10               9,781            137         5.64
  FHLB Advances                   120,000           1,621         5.40             156,484          2,179         5.57
  Other Borrowed Funds              6,318              72         4.55               7,799            113         5.75
                                -----------------------------------------        ---------------------------------------
Total Interest-Bearing
  Liabilities                    $465,914        $  5,353         4.60%           $502,229       $  6,179         4.92%

Non-Interest Bearing
  Deposits                         16,646                                           11,391

Other Liabilities                  10,863                                           11,064
                                -----------------------------------------        --------------------------------------
TOTAL LIABILITIES                $493,423                                         $524,684
                                -----------------------------------------        --------------------------------------
Stockholders' Equity               46,396                                           47,906
                                -----------------------------------------        ---------------------------------------
TOTAL LIABILITIES AND
  STOCKHOLDERS' EQUITY           $539,819                                         $572,590
                                =========================================
=======================================
NET INTEREST INCOME                              $  4,079                    $  4,025
                                -----------------------------------------        ---------------------------------------
NET INTEREST RATE SPREAD (2)                                      2.68%                                           2.50%
                                -----------------------------------------        ---------------------------------------
NET INTEREST MARGIN (3)                                           3.08%                                           2.93%
                                -----------------------------------------        ---------------------------------------
(1) Includes cash basis loans.
(2) Interest Rate Spread is calculated by subtracting the average cost of interest-bearing liabilities from the average rate on interest-earning assets.
(3) Net Interest Margin is calculated by dividing net interest income by average interest-earning assets.


COVEST BANCSHARES INC.
AVERAGE BALANCE SHEET
(Unaudited)
(Dollars in thousands)
The following table sets forth certain information related to the Company's average balance sheet. It reflects the average yield on assets and average cost of liabilities for the periods indicated, as derived by dividing income or expense by the average daily balance of assets or liabilities, respectively, for the periods indicated.
[CAPTION]

                                                            SIX  MONTHS ENDED
                                ----------------------------------------------------------------------------------------
                                             JUNE 30, 1999                                  JUNE 30, 1998
                                -----------------------------------------        ---------------------------------------
                                                                AVERAGE                                         AVERAGE
                                   AVERAGE                       YIELD/             AVERAGE                      YIELD/
                                   BALANCE        INTEREST        COST              BALANCE        INTEREST      COST
INTEREST-EARNING ASSETS:        -----------------------------------------        ---------------------------------------
  Commercial Loans  (1)          $  9,914        $    307         6.19            $  6,493       $    304         9.36%
  Commercial Real Estate           65,339           2,795         8.56   	          61,049          2,575         8.39
  Multi-Family Loans               68,501           2,677         7.82              12,920            516         7.99
  Construction Loans               38,271           1,697         8.87              11,953            557         9.26
  Commercial Leases                32,445           1,020         6.29              24,904            831         6.67
  Mortgage Loans (1)              136,538           4,922         7.21             218,908          7,952         7.27
  Consumer Loans (1)               43,810           1,845         8.42              58,348          2,710         9.29
  Securities                       71,008           2,036         5.74              46,740          1,412         6.04
  Mortgage-Backed and
    Related Securities             26,397             894         6.77             102,060          3,400         6.66
  Other Investments                24,653             572         4.64              14,137            385         5.45
                                -----------------------------------------        ---------------------------------------
Total Interest-Earning Assets    $516,876        $ 18,765         7.26%           $557,512       $ 20,675         7.42%

Non-Interest Earning Assets        21,855                                           23,288
                                -----------------------------------------        ---------------------------------------
TOTAL ASSETS                     $538,731                                         $580,800
                                =========================================
=======================================

INTEREST-BEARING LIABILITIES:
  Interest-Bearing Checking      $ 22,617        $    118         1.05%           $ 22,252       $    147         1.32%
  Savings                          52,297             647         2.47              57,405            712         2.48
  Money Market                     81,581           1,762         4.32              68,307          1,660         4.86
  Certificates of Deposits        173,808           4,553         5.24             187,734          5,243         5.59
  Jumbo CD's                        9,968             257         5.16               9,559            269         5.65
  FHLB Advances                   120,000           3,224         5.37             156,298          4,345         5.56
  Other Borrowed Funds              5,661             126         4.46               7,947            207         5.18
                                -----------------------------------------        ---------------------------------------
Total Interest-Bearing
  Liabilities                    $465,932        $ 10,687         4.59%           $509,502       $ 12,583         4.94%

Non-Interest Bearing
  Deposits                         15,380                                           11,594

Other Liabilities                  10,703                                           11,604
                                -----------------------------------------        ---------------------------------------
TOTAL LIABILITIES                $492,015                                         $532,700
                                -----------------------------------------        --------------------------------------
Stockholders' Equity               46,716                                           48,100
                                -----------------------------------------        ---------------------------------------
TOTAL LIABILITIES AND
  STOCKHOLDERS' EQUITY           $538,731                                         $580,800
                                =========================================
=======================================
NET INTEREST INCOME                              $  8,078                                        $  8,092
                                -----------------------------------------        ---------------------------------------
NET INTEREST RATE SPREAD (2)                                      2.67%                                           2.48%
                                -----------------------------------------        ---------------------------------------
NET INTEREST MARGIN (1)                                           3.06%                                           2.90%
                                -----------------------------------------        ---------------------------------------

(1) Includes cash basis loans.
(2) Interest Rate Spread is calculated by subtracting the average cost of interest-bearing liabilities from the average rate on interest-earning assets.
(3) Net Interest Margin is calculated by dividing net interest income by average interest-earning assets.





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

The results of operations and other data for the quarter and six months ended June 30, 1999 are not necessarily indicative of results that may be expected for the entire year ended December 31, 1999.

In the opinion of management, the unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial condition of CoVest Bancshares, Inc. (the "Company"), including its wholly owned subsidiary, CoVest Banc (the "Bank"), as of June 30, 1999 and December 31, 1998, the results of the Company's operations for the three and six months ended June 30, 1999 and 1998, its cash flows for the six months ended June 30, 1999 and 1998, its changes in stockholders' equity for the six months ended June 30, 1999 and 1998, and its average balance sheet for the three and six months ended June 30, 1999 and 1998.

Certain amounts in prior condensed consolidated financial statements have been reclassified to conform with the June, 1999 presentation.


(2)     Nature of Operations

The Company is a bank holding company organized under the laws of the state of Delaware. It provides a full line of financial services to customers within nine counties in northeast Illinois from its three branch locations. The Company opened a mortgage center in McHenry, Illinois in February, 1998, which concentrates on mortgage loan origination and sales. A second mortgage center in Aurora, Illinois was opened in July, 1998, but operations were consolidated with the McHenry office in May, 1999. In December, 1998 the Company opened an investment center in Berwyn, Illinois, which concentrates on annuity sales, insurance sales and securities transactions.

The banking operations and mortgage center operations are considered to be reportable segments during 1999. Loans, investments, and deposits provide the revenues in the banking operations, and servicing release fees and loan sales provide the revenues in mortgage banking. All operations are domestic.

The accounting policies used for mortgage banking operations are the same as those for banking operations except that income taxes are not allocated to the mortgage banking operations. Information reported internally for performance assessment for the six months ended June 30, 1999 and 1998, respectively, follows.

[CAPTION]

                            SIX MONTHS ENDED                   SIX MONTHS ENDED
                             JUNE 30, 1999                     JUNE 30, 1998 (1)
                               Mortgage  Consolidated             Mortgage  Consolidated
                      Banking  Banking       Total       Banking  Banking        Total
                      =======  ========  ============    =======  =======   ============
                        (Dollars in Thousands)           (Dollars in Thousands)

Net Interest Income    $7,758     $147        $7,905      $7,867    $149        $8,016
Other Revenue           1,222    1,031(2)      2,256       2,086     679         2,765
Other Expense           5,419(2) 1,079         6,498       5,505     609         6,114
Noncash Items:
  Depreciation            504       15           519         479       3           482
  Provision for           387      -0-           387       1,168     -0-         1,168
    Loan Loss
Segment Profit,         2,618      139         2,757       2,801     216         3,017
  Before Income Taxes
Segment Assets        541,288    1,144       542,432     538,211   4,221       542,432




(1)  Operations commenced February 12, 1998.
(2)  Presented net of $55,000 intercompany sales.




A reconciliation of the numerators and denominators for earnings per common share dilution computations for the three months ended June 30, 1999 and 1998 are presented below: (in thousands except per share data)

                                       Three Months Ended June 30,
                                       --------------------------
                                            1999             1998
                                          ------           ------
Earnings per share:
   Net Income                             $1,039           $  972
   Weighted average common
     shares outstanding                    4,130            4,230
                                           -----            -----
   Earnings per share                     $  .25           $  .23
                                           =====            =====

Earnings per share assuming dilution:
   Net Income                             $1,039           $  972
                                           =====            =====
   Weighted average common
     shares outstanding                    4,130            4,230
   Add: dilutive effect of assumed
        exercises, incentive stock
        options and management
        retention plan                       116              322
                                           -----            -----
   Weighted average common and
     dilutive potential common
     shares outstanding                    4,246            4,552
                                           =====            =====


   Diluted earnings per share             $  .24           $  .21
                                           =====            =====



A reconciliation of the numerators and denominators for earnings per common share dilution computations for the six months ended June 30, 1999 and 1998 are presented below: (in thousands except per share data)

                                         Six Months Ended June 30,
                                         ------------------------
                                            1999             1998
                                            ----             ----

Earning per share:
   Net Income                             $1,825           $1,982
   Weighted average common
     shares outstanding                    4,144            4,234
                                           -----            -----
   Earnings per share                     $  .44           $  .47
                                           =====            =====

Earnings per share assuming dilution:
   Net Income                             $1,825           $1,982
                                           =====            =====
   Weighted average common
     shares outstanding                    4,144            4,234
   Add: dilutive effect of assumed
        exercises, incentive stock
        options and management
        retention plan                       155              303
                                           -----            -----
   Weighted average common and
     dilutive potential common
     shares outstanding                    4,299            4,537
                                           =====            =====

   Diluted earnings per share             $  .42           $  .44
                                           =====            =====







(3)	   Stock Repurchase Program

The Company completed its fifteenth Stock Repurchase Program on March 25, 1999; a total of 100,250 shares were repurchased at an average price of $13.96.

On March 25, 1999, the Company's Board of Directors approved the
Company's sixteenth Stock Repurchase Program, which enabled the Company to repurchase up to 100,000 shares of its outstanding stock. On June 25, 1999, the buyback was completed; a total of 101,000 shares were repurchased at an average price of $14.42.

On June 28, 1999 the Company's Board of Directors announced a new Stock Repurchase Program, the Company's seventeenth, enabling the Company to repurchase up to 100,000 shares of its outstanding stock. These purchases will be made in the open market and/or through privately negotiated transactions. The stock will be used for the issuance of shares in connection with the exercises of previously granted stock options. As of August 12, 1999, 57,038 shares had been repurchased under the seventeenth Stock Repurchase Program.


(4)     Stock Dividend and Cash Dividend

The regular quarterly dividend for the first and second quarters of 1999 were paid at $.08 per share.


(5)     Regulatory Capital Requirements

Pursuant to the Financial Institutions Reform, Recovery and Enforcement Act of 1989 ("FIRREA"), as implemented by regulations promulgated by the Office of Comptroller of Currency (the "OCC"), National banks must meet three separate minimum capital requirements. The following table summarizes, as of June 30, 1999, the Bank's capital requirements under FIRREA and its actual capital ratios. As of June 30, 1999, the Bank exceeded all current minimum regulatory capital requirements.


                                     BANK ONLY
               ----------------------------------------------------
                 Actual         Regulatory         Excess Above
                Capital        Capital Req.        Capital Req.
                 Amount   %      Amount       %        Amount    %
               -------  ------  -------     -----    -------   -----
                              (Dollars in Thousands)
Total Capital to
  Risk Weighted
    Assets      $47,004   13.33%   $28,230    8.00%    $18,774   5.33%
Tier I Capital to
  Risk Weighted
    Assets       42,593   12.07     14,115    4.00      28,478   8.07
Tier I Capital to
  Average Assets 42,593    7.92     21,521    4.00      21,072   3.92



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




ITEM 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS

OVERVIEW
--------
The Company's business activities currently consist of ownership of the Bank, and investments in other equity securities. The Bank's principal business consists of attracting deposits from the public and investing these deposits, together with funds generated from operations, primarily in commercial loans, leases, commercial real estate loans, and consumer loans. The Bank's mortgage center concentrates on mortgage loan origination and sales. The Bank's deposit accounts are insured to the maximum allowable by the Federal Deposit Insurance Corporation (the "FDIC").

The Bank's results of operations are dependent primarily on net interest income, which is the difference between the interest earned on its loans and securities portfolios, and the interest paid on deposits and borrowed funds. The Bank's operating results are also affected by loan commitment and servicing fees, loan service release fees from its mortgage center operation, customer service charges, fees from annuity and insurance products, and other income. Operating expenses of the Bank include employee compensation and benefits, equipment and occupancy costs, federal deposit insurance premiums and other administrative expenses.

The Bank's results of operations are further affected by economic and competitive conditions, particularly changes in market interest rates. Results are also affected by monetary and fiscal policies of federal agencies, and actions of regulatory authorities.


FINANCIAL CONDITION
-------------------
Total consolidated assets of the Company decreased 1% or $6.3 million from $548.7 million at December 31, 1998, to $542.4 million at June 30, 1999.

Loans receivable, net, declined 2% or $9.3 million to $393.0 million as of June 30, 1999 versus $402.3 million outstanding as of December 31, 1998. Mortgage loans declined $24.9 million as a result of continued refinancing activity, especially during the first quarter of 1999. The CoVest Banc mortgage center in McHenry, Illinois processed many of the refinanced mortgages, which are then sold on a service released base to the investor market. This reduction was offset by a $23.6 million increase in multifamily loans outstanding. The composition of the loan portfolio continues to change as commercial loans represented 3%, commercial real estate loans represented 17%, multi-family loans represented 20%, construction loans represented 10%, and leases represented 8% at June 30, 1999. These loans now represent 58% of total loans receivable, up from 51% at year-end 1998, and up from 38% at June 30, 1998. With $27.6 million of approved and accepted commitments outstanding as of June 30, 1999, which should be funded in the next 90 days, management expects the composition of commercial loans, commercial real estate, multi-family, and construction loans to continue to grow and become a larger percentage of the overall loan portfolio and assets mix.

At June 30, 1999, the allowance for possible loan losses amounted to $4.5 million. This represented coverage of 1.14% of total loans as of June 30, 1999, and is greater than the 1.06% coverage which existed at year-end 1998.

Securities available-for-sale increased by $20.9 million or 24% since December 31, 1998. Mortgage-backed and other mortgage-related securities decreased $12.8 million or 37% from December 31, 1998. Treasury and agency securities increased $32.0 million from December 31, 1998. These were purchased with funds derived from the $17.5 million reduction in cash equivalents and interest bearing deposits in other financial institutions as well as proceeds from the sales of and paydowns on mortgage backed securities.

Deposits decreased to $355.5 million at June 30, 1999, from $364.5 million at December 31, 1998. Certificates of deposit outstanding decreased $6.5 million between December 31, 1998 and June 30, 1999.

Stockholders' equity totaled $46.3 million at June 30, 1999. At the end of the second quarter, the number of common shares outstanding was 4,191,045 and the book value per common share outstanding was $11.05. The Company repurchased 201,250 shares during the first half of 1999 at an average price of $14.19. This compares to December 31, 1998, when the number of common shares outstanding was 4,210,615 and the
book value per common share outstanding was $11.15.   The Company
announced its most recent stock repurchase plan on June 28, 1999.

At June 30, 1999, total non-performing assets amounted to $2.0 million, or 0.36% of total assets compared to $1.0 million, or 0.19% of total assets at December 31, 1998. Management believes the reserves for possible loan losses to be adequate. Non performing assets as of June 30, 1999 included one commercial loan with a balance of $874,000. The remainder of the non performing assets were first mortgage loans in various stages of foreclosure and one parcel of other real estate owned.



The following table sets forth the amounts and categories of non-performing loans and assets.
                                      June 30, 1999    Dec. 31, 1998
                                      -------------    -------------
                                          (Dollars in Thousands)
Non-performing loans:
  Commercial Loans & Leases            $      874        $     -0-
  Commercial Real Estate Loans                -0-              -0-
  Multi-family Loans                          -0-              -0-
  Construction Loans                          -0-              -0-
  Mortgage Loans                              823              996
  Consumer                                     25               25
                                     -------------    -------------
   Total non-performing loans          $    1,722       $    1,021

Other real estate owned                $      230       $      -0-
Other repossessed assets               $      -0-       $      -0-
                                      -------------    -------------
   Total non-performing assets         $    1,952       $    1,021

Total non-performing loans as
  a percentage of net loans                   .44%             .25%

Total non-performing assets as
  a percentage of total assets                .36%             .19%


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

The Company's cash flows are a result of three principal activities: operating activities, investing activities and financing activities. Net cash provided by operating activities, primarily net income, was $2.6 million for the six months ended June 30, 1999. Net cash used in investing activities was $13.3 million for the six months ended June 30, 1999. Net cash used in financing activities amounted to $6.9 million for the six months ended June 30, 1999.

The Company uses its liquidity to meet its ongoing commitments to fund maturing certificates of deposit and deposit withdrawals, repay borrowings, fund existing and continuing loan commitments, and pay operating expenses. At June 30, 1999, the Company had commitments to originate loans and undisbursed loan balances totaling $89 million, and its customers had approved but unused lines of credit totaling $30 million. The Company considers its liquidity and capital resources to be adequate to meet its foreseeable short and long-term needs. The Company expects to be able to fund or refinance, on a timely basis, its material commitments and long-term liabilities.

SELECTED RATIOS
---------------
(unaudited)                       THREE MONTHS ENDED        SIX MONTHS ENDED
                                  JUNE 30,   JUNE 30,     JUNE 30,  JUNE 30,
                                     1999       1998         1999      1998
                                 --------------------    -------------------
Annualized Return on Avg. Equity     8.96%      8.12%        7.81%     8.24%
Annualized Return on Avg. Assets     0.77%      0.68%        0.68%     0.68%
Book Value per Share               $11.05     $11.00       $11.05    $11.00
Closing Market Price per Share     $14.875    $18.125      $14.875   $18.125

Earnings per Primary Share:
     Basic                          $ .25      $ .23        $ .44     $ .47
     Diluted                        $ .24      $ .21        $ .42     $ .44

Net Interest Margin                  3.08%      2.93%        3.06%     2.90%
Ratio of Operating Expense to
     Average Total Assets,
     Annualized                      2.48%      2.31%        2.61%     2.27%
Ratio of Net Interest Income to
     Non-Interest Expense,
     Annualized                      1.19x      1.20X        1.07x     1.22x



RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30,1999 AND 1998
----------------------------------------------------------------------

GENERAL. Net income for the three months ended June 30, 1999 totaled $1,039,000, or $0.25 (basic) and $0.24 (diluted) earnings per share, versus $972,000, or $0.23 (basic) and $0.21 (diluted) earnings per share for the like quarter in 1998. Return on average assets and return on average equity during the second quarter were 0.77% and 8.96% respectively during 1999 compared to 0.68% and 8.12% in 1998.

Cash earnings (net earnings adjusted for the after-tax impact of amortization of goodwill) for the three months ended June 30, 1999 were $1,070,000 or $0.26 (basic) and $0.25 (diluted) earnings per share versus $1,003,000 or $0.24 (basic) and $0.22 (diluted) earnings per share for the same quarter in 1998. Cash earnings for the second quarter of 1999 represented returns on average tangible assets and average tangible common equity of 0.79% and 9.22% respectively, compared to 0.70% and 8.37% respectively for the same period in 1998.

Net interest income increased by $18,000 to $3,990,000 for the second quarter of 1999 compared to $3,872,000 for the second quarter of 1998, even though the Company had a $32 million decrease in average earning assets for the second quarter of 1999 versus the second quarter of 1998. During the fourth quarter of 1997, the Company entered into an arbitrage transaction and purchased mortgage backed securities utilizing $50 million in FHLB borrowings. The borrowings matured in November, 1998 and the securities were sold to repay the borrowings. The Company's net interest rate spread and margin averaged 2.68% and 3.08% respectively during the second quarter of 1999, an 18 and 15 basis point increase from 2.50% and 2.93% respectively during the second quarter of 1998. This represents increases of 7% in interest rate spread and 5% in net interest margin growth.

The provision for possible loan losses was $288,000 for the second quarter of 1999 versus $769,000 for the like period in 1998. This decrease, as well as the year to date decrease in the provision, is primarily the result of the sale of the credit card portfolio late in 1998. During 1998, the Company experienced net loan losses from the credit card portfolio of $1.1 million out of total net chargeoffs of $1.2 million.



LOAN LOSS ALLOWANCE ANALYSIS. The following table sets forth an analysis of the Company's allowance for possible loan losses for the periods indicated.

                                              Three Months Ended
                                          June 30,         June 30,
                                            1999             1998
                                         ---------        ---------
                                          (Dollars in Thousands)

Balance at beginning of period          $   4,409       $    4,161
Charge-offs:
  Commercial Loans & Leases             $     -0-       $      -0-
  Commercial Real Estate Loans                -0-        			   -0-
  Multi-family Loans                          -0-              -0-
  Construction Loans                          -0-              -0-
  Mortgage Loans                               99              -0-
  Consumer                                     78              326
                                         --------         --------
Total                                         177              326
                                         --------         --------
Recoveries:
  Commercial Loans & Leases             $     -0-       $      -0-
  Commercial Real Estate Loans                -0-        			   -0-
  Multi-family Loans                          -0-              -0-
  Construction Loans                          -0-              -0-
  Mortgage Loans                              -0-              -0-
  Consumer                                     25               28
                                         --------         --------
Total                                          25               28
                                         --------         --------
 Net charge-offs                              152              298

Additions charged to
  operations                                  288              769
                                         --------        ---------
Balance at end of period                 $  4,545           $4,632
                                         ========        =========

Ratio of net charge-offs during
  the period to average loans
  outstanding during the period              0.04%            0.07%


Ratio of allowance for possible
  loan losses to non- performing loans       2.64x            5.79x



NET INTEREST INCOME AFTER PROVISION FOR POSSIBLE LOAN LOSSES. Net interest income after provision for possible loan losses increased by $499,000 or 16% to $3,702,000 for the three month period ended June 30, 1999, as compared to $3,203,000 for the three month period ended June 30, 1998.

NON INTEREST INCOME. Non interest income decreased $368,000, or 23%, to $1,210,000 from the comparable quarter last year. The Company had no securities gains during the second quarter of 1999, but recognized $463,000 in securities gains during the second quarter of 1998. Without the effect of securities gains, non interest income increased $95,000 for the quarter ending June 30, 1999 versus 1998. Mortgage Center income increased by $27,000 to $495,000 in the second quarter of 1999 compared to $468,000 in the similar quarter in 1998. Other income increased by $108,000 during the second quarter of 1999 versus 1998. Of this total, $84,000 was the result of a final settlement with respect to the sale of the credit card portfolio in the last quarter of 1998. Brokerage income decreased by $30,000 during the second quarter of 1999 compared to the second quarter of 1998.

NON INTEREST EXPENSE. Non interest expense increased $40,000, or 1% for the second quarter of 1999 from the comparable quarter in 1998. Total compensation, commission, and benefit costs decreased $106,000 for the quarter ended June 30, 1999 versus 1998. During the first quarter of 1999, certain employee positions were eliminated to bring operating costs more in line with revenues. Increases in building occupancy expenses of $26,000 were offset by a similar decline in data processing expenses for the second quarter of 1999 compared to the second quarter of 1998. Loan related expenses increased by $28,000 in the second quarter of 1999 as compared to the second quarter of 1998. Deposit related expenses declined by $34,000 in the second quarter of 1999 versus the second quarter of 1998 as a result of the implementation of additional controls to stem chargeback losses. In the second quarter of 1999, the Company also recorded $40,000 in non recurring professional service fees.


INCOME TAX EXPENSE. Income tax expense increased $24,000 to $529,000 for the quarter ended June 30, 1999, compared to $505,000 for the same period in 1998.


RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30,1999 AND 1998
----------------------------------------------------------------------

GENERAL. For the first six months of 1999, the Company earned $1,825,000 versus $1,982,000 for the like period in 1998, a decrease of 8%. This represents $0.44 (basic) and $0.42 (diluted) earnings per share versus $0.47 (basic) and $0.44 (diluted) earnings per share for the first six months of 1998. Return on average assets and average equity for the first six months of 1999 was 0.68% and 7.81% respectively compared to 0.68% and 8.24% in 1998.

Cash earnings (net earnings adjusted for the after-tax impact of amortization of goodwill) for the six months ended June 30, 1999 were $1,888,000 or $0.45 (basic) and $0.44 (diluted) earnings per share versus $2,045,000 or $0.49 (basic) and $0.45 (diluted) earnings per share for the same period in 1998. Cash earnings for the first half of 1999 represented returns on average tangible assets and average tangible common equity of 0.70% and 8.08% respectively, compared to 0.70% and 8.50% respectively for the same period in 1998.

NET INTEREST INCOME. The Company's net interest income totaled $7,905,000 for the six months ended June 30, 1999, compared to $8,016,000 for the first six months of 1998. The Company's net interest margin increased 16 basis points, to 3.06% for the six months ended June 30, 1999 from 2.90% for the like period of 1998. The interest rate spread averaged 2.67% for 1999, a 19 basis point increase from 2.48% for the first six months of 1998. This represents increases of 6% in net interest margin and 8% in interest rate spread.

The volume of earning assets decreased by $40.6 million between the two periods. During the fourth quarter of 1997, the Company entered into an arbitrage transaction and purchased mortgage backed securities utilizing $50 million in FHLB borrowings. The borrowings matured in November, 1998 and the securities were sold to repay the borrowings.

PROVISION FOR POSSIBLE LOAN LOSSES. The provision for possible loan losses was $387,000 for the first six months of 1999 versus $1,168,000 for the like period in 1998. This decrease was primarily the result of the sale of the credit card portfolio late in 1998. During 1998, the Company experienced net loan losses from the credit card portfolio of $1.1 million out of total net chargeoffs of $1.2 million.



LOAN LOSS ALLOWANCE ANALYSIS. The following table sets forth an analysis of the Company's allowance for possible loan losses for the periods indicated.
                                             Six Months Ended
                                           June 30,     June 30,
                                            1999          1998
                                         ---------     ---------
                                          (Dollars in Thousands)

Balance at beginning of period          $   4,312       $    3,977
Charge-offs:
  Commercial Loans & Leases             $     -0-       $      -0-
  Commercial Real Estate Loans                -0-              -0-
  Multi-family Loans                          -0-              -0-
  Construction Loans                          -0-              -0-
  Mortgage Loans                               99               38
  Consumer                                    100              559
                                         --------         --------
Total                                         199              597
                                         --------         --------
Recoveries:
  Commercial Loans & Leases             $     -0-       $      -0-
  Commercial Real Estate Loans                -0-              -0-
  Multi-family Loans                          -0-              -0-
  Construction Loans                          -0-              -0-
  Mortgage Loans                              -0-              -0-
  Consumer                                     45               84
                                         --------         --------
Total                                          45               84
                                         --------         --------
 Net charge-offs                              154              513

Additions charged to
  operations                                  387            1,168
                                         --------        ---------
Balance at end of period                 $  4,545           $4,632
                                         ========        =========
Ratio of net charge-offs during
  the period to average loans
  outstanding during the period              0.04%            0.13%

Ratio of allowance for possible
  loan losses to non- performing loans       2.64x            5.79x



NET INTEREST INCOME AFTER PROVISION FOR POSSIBLE LOAN LOSSES. Net interest income after provision for possible loan losses increased by $670,000 or 10% to $7,518,000 for the six month period ended June 30, 1999, as compared to $6,848,000 for the six month period ended June 30, 1998.

NON-INTEREST INCOME. Non-interest income excluding security gains increased $208,000, or 10%, from the comparable period last year. Loan servicing fees declined $123,000 or 21% to $477,000 in 1999, compared to $600,000 in 1998, primarily as a result of the loss of credit card fee income. The Company's credit card loan portfolio was sold in the fourth quarter of 1998. Mortgage center income increased by $352,000 or 52% to $1,031,000 in 1999 compared to $679,000 for the same period last year. The mortgage center commenced operations on February 12, 1998. Realized gains of $2,000 on sales of securities were also recorded. This was a decrease of $717,000 in net gains on security sales from the comparable period in 1998. Insurance and annuity commissions decreased $112,000 or 53% to $98,000 for the six month period ending June 30, 1999 versus the same period in 1998, as customers migrated to products offering lower commissions. Other income increased $69,000, or 76% to $160,000 in 1999, compared to $91,000 in 1998. In the latter category, $84,000 was the result of a final settlement with respect to the sale of the credit card portfolio in the last quarter of 1998.

NON-INTEREST EXPENSE. Non-interest expense increased $421,000, or 6%, for 1999 from $6,596,000 in the comparable period in 1998. Compensation and benefits increased $186,000 or 6% to $3,483,000 for the six months ending June 30, 1999 versus $3,296,000 for 1998.
During the first quarter of 1999, the Company incurred $182,000 in non-recurring employee termination expenses, as certain positions were eliminated to bring operating costs more in line with revenues. Commissions and employee sales incentives, mostly attributed to the Mortgage Center, which opened for business on February 12, 1998 increased $110,000 or 36% to $415,000 in 1999 versus 1998. Increases in building occupancy expenses of $52,000 and miscellaneous expenses of $133,000 were partially offset by an $87,000 reduction in data processing expenses.

INCOME TAX EXPENSE. Income tax expense decreased $103,000 to $932,000 for the six month period ended June 30, 1999, compared to $1,035,000 for the same period in 1998.


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





The following table presents the Bank's exposure to hypothetical changes in interest rates as of June 30, 1999:

                                                          Percent Change in
         Change in Interest Rates    Percent Change in      MV of Portfolio
              (basis points)        Net Interest Income         Equity
         ------------------------   -------------------    -----------------

                  +200                     -9%                    -14%

                  +100                     -4                      -7

                     0                      0                       0

                  -100                     +3                      +3

                  -200                     +7                      +9


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


RECENT REGULATORY DEVELOPMENTS
-----------------------------------------------------------
Year 2000 Compliance

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

Addressing the Problem

The Company has developed, in accordance with the guidelines listed in the Federal Financial Institutions Examination Council (FFIEC) statement dated May 5, 1997, a six phase plan for resolving Y2K issues that are reasonably within its control. The plan is implemented and coordinated through a senior level task force chaired by a Senior Vice President. As of June 30, 1999, ten officer level staff members sit on the committee and devote a minimum of 25% of their time to the Y2K effort. The Y2K committee chairman reports monthly to the Board of Directors. The Company's Y2K efforts are also reviewed during internal audits and examined by the Office of the Comptroller of the Currency. According to the FFIEC guidelines, Phase I - Awareness, Phase II - Assessment and Inventory, Phase III - Renovation and Phase IV - Testing were completed as required. A description and anticipated timing of the two remaining phases are described as follows:

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

Phase VI - Business Resumption Contingency Plans

This phase involves addressing any remaining open issues and points of critical system failures at year end, 1999. As a precautionary measure, the Company is developing detailed contingency plans for all systems that are not expected to be Y2K compliant or have a remote possibility for failure. Contingency plans consist of alternative automated systems, internal stand alone computer spreadsheets, and various manual fallback procedures.

Costs

As of June 30, 1999, costs of $42,000 had been incurred related to the Y2K project, of which $24,000 had been capitalized. The estimated additional costs to complete the project are expected to be approximately $85,000, of which $25,000 is expected to be capitalized. The remaining costs are allocated to training, education, marketing, and contingency plans. The Company is using current staff and other internal resources to manage the Y2K project. The Company does not expect these redeployments of resources to have a material adverse effect on other ongoing business operations. All the costs of the Y2K project are incurred from operating cash flows.

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


NEW ACCOUNTING STANDARDS

Statement of Financial Accounting Standards (Statement) No. 133 on derivatives will, in 2000, require all derivatives to be recorded at fair value in the balance sheet, with changes in fair value charged or credited to income. If derivatives are documented and effective as hedges, the change in the derivative fair value will be offset by an equal change in the fair value of the hedged item. Under the new standard, securities held-to-maturity can no longer be hedged, except for changes in the issuer's creditworthiness. Therefore, upon adoption of Statement No. 133, companies will have another one-time window of opportunity to reclassify held-to-maturity securities to either trading or available-for-sale, provided certain criteria are met. This Statement may be adopted early at the start of a calendar quarter. Since the Company has no significant derivative instruments or hedging activities, adoption of Statement No. 133 is not expected to have a material impact on the Company's financial statements. Management has not adopted Statement No. 133 early.

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

The Financial Accounting Standards Board continues to study several issues, including recording all financial instruments at fair value and abolishing pooling-of-interest accounting. Also, it is likely that APB 25's measurement for stock option plans will be limited to employees and not to non-employees such as directors, thereby causing compensation expense to be required for 1999 awards of stock options to outside directors.





PART II - OTHER INFORMATION
COVEST BANCSHARES, INC.

ITEM 1.  LEGAL PROCEEDINGS
         There are no material pending legal proceedings to which the Company or any of its subsidiaries is a party other than ordinary routine litigation incidental to their respective businesses.

ITEM 2.  CHANGES IN SECURITIES
         None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
         None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         On April 27, 1999, the annual meeting of stockholders was held. George T. Drost and David M. Miller were elected to serve as Class I directors with terms expiring in 2002. Continuing to serve as Class II directors with terms expiring in 2000 are James L. Roberts and Frank A. Svoboda, Jr. Continuing to serve as Class III directors with terms expiring in 2001 are Gerald T. Niedert, Thomas TenHoeve, and David B. Speer. The stockholders also ratified the appointment of Crowe, Chizek and Company L.L.P., as the Company's independent public accountants for the year ending December 31, 1999.

         There were 4,157,697 issued and outstanding shares (4,403,803 issued, less 246,106 shares of treasury stock) of Common Stock at the time of the annual meeting. 3,803,348 shares were voted at the meeting. The voting on each item presented at the annual meeting was as follows:


         Election of Directors           FOR                WITHHELD
         ----------------------          ---                ---------

         George T. Drost               3,678,388             124,960
         David M. Miller               3,678,691             124,657


         Ratification of Accountants
         -------------------------------------
                                                         BROKER
          FOR         AGAINST        ABSTAIN            NON VOTES
          ----        -------        ---------        -------------
         3,781,529      5,858          15,961                 0




ITEM 5.  OTHER INFORMATION
         None


ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K
        (a)  Exhibits
             27.  Financial Data Schedule

        (b)  Reports on Form 8-K

         A report on Form 8-K was filed on April 15, 1999 to report under Item 5 net income for the period ended
         March 31, 1999.

         A report on Form 8-K was filed on May 26, 1999 to report under Item 5 that the Company announced the issuance of a regular quarterly dividend.

         A report on Form 8-K was filed on June 30, 1999 to report under Item 5 the completion of the Company's 16th
         Stock Repurchase Plan and announcing the 17th Stock
         Repurchase Plan.




















                               SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          COVEST BANCSHARES, INC.




Date:
      -----------------             By: /S/ James L. Roberts
                                        James L. Roberts
                                        President and
                                         Chief Executive Officer


Date:
      -----------------             By:  /s/ Paul A. Larsen
                                         Paul A. Larsen
                                         Executive Vice President,
                                          Treasurer and
                                          Chief Financial Officer