Form 10-Q
period 1999-09-30
COVEST BANCSHARES INC
filed 1999-11-15
CIK 885694

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549
                  -----------------------------

                            FORM 10-Q

        Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934


For the Quarterly Period Ended          Commission File Number
     September 30, 1999                           0-20160

                  -----------------------------

                    COVEST BANCSHARES, INC.
     (Exact name of registrant as specified in its charter)


          Delaware                           36-3820609
(State or other jurisdiction       (I.R.S. Employer Identification
     of incorporation or                      Number)
        organization)

749 Lee Street, Des Plaines, Illinois               60016
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

                    Yes  --X--            No  -----

As of November 15, 1999, the Registrant had issued and outstanding 4,403,803 shares of the Registrant's Common Stock. In addition, it had also repurchased 299,796 shares which were being held as treasury stock. The aggregate market value of the voting stock held by non-affiliates of the Registrant as of November 15, 1999, was $52,000,000.





                  	  COVEST BANCSHARES, INC.

                        Table of Contents

PART I.   FINANCIAL INFORMATION (UNAUDITED)              PAGE NO.


          Item 1.   Financial Statements....................3

          Item 2.   Management's Discussion and
                    Analysis of Financial Condition and
                    Results of Operations..................17

PART II.  OTHER INFORMATION

          Item 1.   Legal Proceedings......................33
          Item 2.   Changes in Securities..................33
          Item 3.   Defaults upon Senior Securities........33
          Item 4.   Submission of Matters to a Vote
                    of Security Holders....................33
          Item 5.   Other Information......................33
          Item 6.   Exhibits and Reports of Form 8-K.......33


          Form 10-Q Signatures.............................34

























PART 1.   FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements see notes to condensed consolidated financial statements (unaudited)

COVEST BANCSHARES INC.
CONSOLIDATED STATEMENTS OF CONDITION
(Unaudited)                               SEPT. 30,     DEC. 31,
(Dollars in thousands except                1999          1998
   share and per share amounts)          ---------    ---------

ASSETS
------
CASH AND DEPOSITS IN BANKS                $  6,295   $   18,395

INTEREST BEARING DEPOSITS IN                     6       21,282
  OTHER BANKS                            ---------   ----------

TOTAL CASH AND CASH EQUIVALENTS              6,301       39,677

INVESTMENTS:
  Securities Available-for-Sale             35,880       30,894
  Mortgage-Backed Securities and
    Related Securities Available-
    for-Sale                                20,213       34,872
  Tax Exempt Municipal Securities
    Available-for-Sale                      17,456       13,872
  Federal Home Loan Bank Stock and
   Federal Reserve Bank Stock                6,469        8,379
                                          ---------    ---------
TOTAL INVESTMENTS                           80,018       88,017

LOANS RECEIVABLE:

  Commercial Loans                          16,456        8,084
  Commercial Real Estate Loans              71,264       66,699
  Multi-Family Loans                       113,183       55,661
  Construction Loans                        49,438       40,572
  Commercial Leases                         27,373       35,166
  Mortgage Loans                           130,817      150,185
  Consumer Loans                            48,229       45,980
  Mortgage Loans Held-for-Sale                  97        4,294
                                          ---------    ---------
    TOTAL LOANS RECEIVABLE                 456,857      406,641
  Allowance for Possible Loan Loss         ( 4,571)     ( 4,312)
                                          ---------    ---------
LOANS RECEIVABLE, NET                      452,286      402,329

ACCRUED INTEREST RECEIVABLE                  3,219        3,280
PREMISES AND EQUIPMENT                      10,889       11,372
OTHER ASSETS                                 4,123        4,022
                                          ---------    ---------
TOTAL ASSETS                              $556,836     $548,697
                                          ========     ========


                                          SEPT. 30,     DEC. 31,
                                             1999         1998
                                          ---------    ---------

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
LIABILITIES:
  Deposits:
Non-Interest Bearing                     $  19,031    $  14,998
Interest Bearing Checking                   21,172       23,825
Money Market Accounts                       88,993       85,209
Savings Accounts                            51,318       52,990
Certificates of Deposit                    185,477      187,513
                                          --------     --------
                                           365,991      364,535
  Short-Term Borrowings and Securities
    Sold U/A to Repurchase                  52,839        6,755
  Long-Term Advances from Federal
    Home Loan Bank                          80,000      120,000
  Advances from Borrowers for
    Taxes and Insurance                      6,062        3,637
  Accrued Expenses and Other Liabilities     6,282        6,819
                                          ---------    ---------
TOTAL LIABILITIES                          511,174      501,746

STOCKHOLDERS' EQUITY:
  Common Stock, par value $.01 per share;
    7,500,000 authorized shares;
    4,403,803 shares issued                     44           44
  Additional Paid-in Capital                17,928       18,967
  Retained Earnings                         32,800       30,905
  Treasury Stock, 299,796 shares and
    193,188 shares, held at cost
    9/30/99 and 12/31/98 respectively       (4,310)      (3,017)
  ESOP Loan                                    -0-         (161)
  Unearned Stock Award                         (33)         (73)
  Accumulated Other Comprehensive
    Income/(Loss)                             (767)         286
                                          ---------     ---------
TOTAL STOCKHOLDERS' EQUITY                  45,662       46,951
                                          ---------     ---------
TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY                   $   556,836   $  548,697
                                          =========    =========

COVEST BANCSHARES INC.
CONSOLIDATED STATEMENTS OF INCOME            THREE MONTHS ENDED       NINE MONTHS ENDED
(Unaudited)                                 SEPT. 30,    SEPT. 30,   SEPT. 30,   SEPT. 30
(Dollars in thousands)                        1999         1998	       1999        1998
                                            ---------    ---------	  ---------   ---------
INTEREST INCOME
  Loans and Leases Receivable               $ 8,254      $ 8,378     $23,518      $23,823
  Interest Bearing Deposits in Other Banks       25           49         596          434
  Mortgage-Backed and Related Securities        358        1,470       1,253        4,870
  Taxable Securities                            677          361       1,962        1,302
  Tax-Exempt Securities                         171          102         505          250
  Other Interest and Dividend Income            110          164         354          444
                                           ---------    ---------   ---------   ---------
  Total Interest Income                       9,595       10,524      28,188       31,123
INTEREST EXPENSE
  Deposits                                    3,773        3,863      11,110       11,894
  Advances from Federal Home Loan Bank        1,486        2,373       4,710        6,718
  Other Borrowed Money                          174          113         300          320
                                           ---------    ---------   ---------   ---------
  Total Interest Expense                      5,433        6,349      16,120       18,932

NET INTEREST INCOME                           4,162        4,175      12,068       12,191
  Provision for Possible Loan Losses            454          399         841        1,567
NET INTEREST INCOME AFTER PROVISION        ---------    ---------   --------    ---------
  FOR POSSIBLE LOAN LOSSES                    3,708        3,776      11,227       10,624
NON-INTEREST INCOME
  Loan Servicing Fees                           286          455         763        1,055
  Mortgage Center Income                        206          447       1,237        1,126
  Deposit Related Charges and Fees              267          258         755          724
  Gain/(Loss) on Sale of Securities             (17)          81         (15)         800
  Insurance and Annuity Commissions              30           47         128          258
  Other                                         177           34         337          124
                                           ---------    ---------   ---------   ---------
TOTAL NON-INTEREST INCOME                       949        1,322       3,205        4,087
NON-INTEREST EXPENSE
  Compensation and Benefits                   1,313        1,964       4,799        5,260
  Commissions and Incentives                    195          181         610          487
  Occupancy and Equipment                       515          510       1,564        1,506
  Federal Insurance Premium                      52           54         158          171
  Data Processing                               239          263         727          838
  Advertising                                   154           82         349          279
  Other Real Estate Owned                       -0-           (9)          2          (45)
  Other                                         564          694       1,840        1,839
                                           ---------    ---------   ---------    ----------
TOTAL NON-INTEREST EXPENSE                    3,032        3,739      10,049       10,335
                                           ---------    ---------  ---------    ----------
INCOME BEFORE TAXES                           1,625        1,359       4,383        4,376
  Income Tax Provision                          557          460       1,490        1,495
                                           ---------    ---------  ---------    ----------
NET INCOME                                  $ 1,068       $  899     $ 2,893      $ 2,881
                                           =========    =========  =========    ==========


COVEST BANCSHARES INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS          NINE MONTHS ENDED
(Unaudited)                                  SEPT. 30,   SEPT. 30,
(Dollars in thousands)                         1999        1998
                                            ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net Income                                 $ 2,893      $ 2,881
  Adjustments to Reconcile Net Income to
   Cash Provided by Operating Activities
    Depreciation and Amortization of
       Premises and Equipment                    777          737
    Provision for Possible Loan Losses           841       (1,567)
    Net (Gain)/Loss on Sale of Securities         15         (800)
    Change In:
      Prepaid Expenses and Other Assets          105         (721)
      Accrued Interest Receivable                 61          234
      Accrued Expenses and Other Liabilities    (537)         223
                                            ---------    ---------
NET CASH FROM OPERATING ACTIVITIES             4,155          987

CASH FLOWS FROM INVESTING ACTIVITIES
  Loan Originations, Net of Principal
    Payments                                 (50,216)     (34,530)
  Principal Payments on Mortgage-Backed
    and Related Securities                     7,683       30,651
  Purchases of Mortgage-Backed and
    Related Securities                           -0-      (40,363)
  Purchases of Securities Available-for-Sale (42,399) (45,688) Proceeds from Sales and Maturities
    of Securities                             39,269       82,893
  (Purchase)/Sale of Federal Home Loan Bank
    and Federal Reserve Bank Stock             1,910       (3,152)
  Purchase of Office Properties and
    Equipment                                   (294)      (1,316)
                                            ---------    ---------
NET CASH USED IN INVESTING ACTIVITIES       ( 44,047)     (11,505)












                                              NINE MONTHS ENDED
                                             SEPT. 30,   SEPT. 30,
                                              1999         1998
                                           ---------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES
  Net Increase (Decrease) in NOW Accounts,
    Money Markets, Savings and
    Certificates of Deposit                   1,456      (25,342)
  Net Borrowings/(Repayments) of Federal
    Home Loan Bank Advances                 (15,000)      45,000
  Proceeds (Repayments) from Other
    Borrowings                               21,084      (21,385)
  Net Change in Mortgage Escrow Funds         2,425        1,178
  Purchase of Common Stock Net of
    Proceeds from Exercise of Stock Options  (2,612)      (3,052)
  Payment Received on Loan to ESOP              161          177
  Dividend Paid, Net of Dividend
    Reinvestment Program                       (998)      (1,038)
                                           ---------    ---------
NET CASH FROM FINANCING ACTIVITIES            6,516       (4,462)
                                           ---------    ---------

NET DECREASE IN CASH AND
  CASH EQUIVALENTS                          (33,376)     (14,980)

CASH AND CASH EQUIVALENTS, BEGINNING         39,677       23,470
                                           ---------    ---------
CASH AND CASH EQUIVALENTS, ENDING          $  6,301     $  8,490
                                           =========    =========





















COVEST BANCSHARES INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(Unaudited)
(Dollars in thousands)
Nine months ended September 30, 1998 and 1999


                                                                                                     ACCUMULATED
                                            ADDITIONAL                                    UNEARNED   OTHER
                                    COMMON   PAID-IN    RETAINED   TREASURY      ESOP       STOCK    COMPREHENSIVE
                                     STOCK   CAPITAL    EARNINGS    STOCK        LOAN       AWARD    INCOME/LOSS  TOTAL
------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1997          $44    $19,365    $28,410    $   -0-      ($511)      ($73)    $ 1,059    $48,294

Net Income                                                2,881                                                   2,881

Change in Unrealized Gain on Securities
  Available-for-Sale                                                                                    (955)      (955)
                                                                                                                --------

Comprehensive Income                                                                                   1,926      1,926
                                                                                                                --------
Cash Dividends ($.24 per share)                          (1,038)                                                 (1,038)

Purchase of Treasury Stock                                          (4,067)                                      (4,067)

Principal Payment on ESOP Loan                                                    177                               177

Treasury Stock Reissued in Conjunction
  with Stock Option Exercises                  (716)                 1,731                                        1,015

Tax Benefits related to
  Employee Stock Option Plans                   464                                                                 464

------------------------------------------------------------------------------------------------------------------------

Balance at September 30, 1998         $44   $19,113     $30,253    ($2,336)      ($334)      ($73)      $104    $46,771
=======================================================================================================================

Balance at December 31, 1998          $44   $18,967     $30,905    ($3,017)      ($161)      ($73)      $286    $46,951

Net Income                                                2,893                                                   2,893

Change in Unrealized Gain on Securities
 Available-for-sale                                                                                   (1,053)    (1,053)
                                                                                                                --------

Comprehensive Income                                                                                   1,840      1,840
                                                                                                                --------
Cash Dividends ($.24 per share)                            (998)                                                   (998)

Purchase of Treasury Stock                                          (4,248)                                      (4,248)

Stock Award Expense                                                                            40                    40

Principal payment on ESOP Loan                                                    161                               161

Treasury Stock Reissued in Conjunction
 with Stock Option Exercises                (1,319)                  2,955                                        1,636

Tax Benefits Related to
 Employee Stock Option Plans                   280                                                                  280

-----------------------------------------------------------------------------------------------------------------------

Balance at September 30, 1999         $44  $17,928      $32,800    ($4,310)       ($0)       ($33)     ($767)   $45,662
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

                                                                 THREE MONTHS ENDED
                                ----------------------------------------------------------------------------------------
                                             SEPT 30, 1999                                   SEPT 30, 1998
                                -----------------------------------------        ---------------------------------------
                                                                AVERAGE                                          AVERAGE
                                   AVERAGE                       YIELD/             AVERAGE                       YIELD/
                                   BALANCE        INTEREST        COST              BALANCE        INTEREST        COST
INTEREST-EARNING ASSETS:        -----------------------------------------        ---------------------------------------
  Commercial Loans  (1)          $ 13,160        $    238         7.23%           $  6,460       $    145         8.98%
  Commercial Real Estate Loans     64,989           1,352         8.32              64,855          1,349         8.32
  Multi-Family Loans               99,598           1,968         7.90              32,322            620         7.67
  Construction Loans               43,270             987         9.12              29,240            723         9.89
  Commercial Leases                29,178             459         6.30              38,209            626         6.55
  Mortgage Loans  (1)             125,775           2,273         7.23             188,123          3,542         7.53
  Consumer Loans  (1)              45,176             977         8.65              58,800          1,372         9.33
  Securities                       72,018           1,046         5.81              44,955            683         6.08
  Mortgage-Backed and
    Related Securities             20,875             358         6.86              95,363          1,470         6.17
  Interest Bearing Deposits
    at Banks                        2,082              25         4.80               3,492             49         5.61
                                -----------------------------------------        ---------------------------------------
Total Interest-Earning Assets    $516,121        $  9,683         7.50%           $561,819       $ 10,579         7.53%

Non-Interest Earning Assets        21,987                                           21,725
                                -----------------------------------------        ---------------------------------------
TOTAL ASSETS                     $538,108                                         $583,544
                                =========================================        =======================================

INTEREST-BEARING LIABILITIES:
  Interest-Bearing Checking      $ 21,813        $     58         1.06%           $ 21,676       $     62         1.14%
  Savings                          52,056             328         2.52              54,695            345         2.52
  Money Market                     86,816           1,007         4.64              81,612            985         4.83
  Certificates of Deposits        171,456           2,262         5.28             166,855          2,329         5.58
  Jumbo CD's                        8,962             118         5.27              10,082            142         5.63
  FHLB Advances                   107,283           1,486         5.54             174,113          2,434         5.59
  Other Borrowed Funds             13,336             174         5.22               4,053             52         5.13
                                -----------------------------------------        ---------------------------------------
Total Interest-Bearing
  Liabilities                    $461,722        $  5,433         4.71%           $513,086       $  6,349         4.95%

Non-Interest Bearing
  Deposits                         17,964                                           10,817

Other Liabilities                  12,455                                           12,640
                                -----------------------------------------        ---------------------------------------
TOTAL LIABILITIES                $492,141                                         $536,543
                                -----------------------------------------        ---------------------------------------
Stockholders' Equity               45,967                                           47,001
                                -----------------------------------------        ---------------------------------------
TOTAL LIABILITIES AND
  STOCKHOLDERS' EQUITY           $538,108                                         $583,544
                                =========================================        =======================================
NET INTEREST INCOME                              $  4,250                                         $  4,230
                                -----------------------------------------        ---------------------------------------
NET INTEREST RATE SPREAD (2)                                      2.79%                                           2.58%
                                -----------------------------------------        ---------------------------------------
NET INTEREST MARGIN (3)                                           3.29%                                           3.01%
                                -----------------------------------------        ---------------------------------------
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

                                                                 NINE  MONTHS ENDED
                                ----------------------------------------------------------------------------------------
                                             SEPT 30, 1999                                  SEPT 30, 1998
                                -----------------------------------------        ---------------------------------------
                                                                AVERAGE                                          AVERAGE
                                   AVERAGE                       YIELD/             AVERAGE                       YIELD/
                                   BALANCE        INTEREST        COST              BALANCE        INTEREST        COST
INTEREST-EARNING ASSETS:        -----------------------------------------        ---------------------------------------
  Commercial Loans  (1)          $ 11,008        $    544         6.59            $  6,482       $    450         9.26%
  Commercial Real Estate Loans     65,221           4,148         8.48   	          61,494          3,849         8.35
  Multi-Family Loans               78,981           4,646         7.84              19,458          1,136         7.78
  Construction Loans               39,956           2,684         8.96              18,615          1,355         9.71
  Commercial Leases                31,344           1,479         6.29              29,388          1,457         6.61
  Mortgage Loans (1)              132,911           7,196         7.22             208,413         11,494         7.35
  Consumer Loans (1)               44,270           2,820         8.50              58,396          4,082         9.32
  Securities                       71,348           3,082         5.76              46,076          2,131         6.17
  Mortgage-Backed and
    Related Securities             24,536           1,253         6.80              99,804          4,870         6.51
  Interest Bearing Deposits
    at Banks                       17,047             596         4.66              11,077            434         5.22
                                -----------------------------------------        ---------------------------------------
Total Interest-Earning Assets    $516,622        $ 28,448         7.34%           $559,203       $ 31,258         7.45%

Non-Interest Earning Assets        21,902                                           22,501
                                -----------------------------------------        ---------------------------------------
TOTAL ASSETS                     $538,524                                         $581,704
                                =========================================        =======================================

INTEREST-BEARING LIABILITIES:
  Interest-Bearing Checking      $ 22,346        $    177         1.05%           $ 22,058       $    209         1.26%
  Savings                          52,216             975         2.49              56,492          1,057         2.49
  Money Market                     83,345           2,769         4.43              72,790          2,645         4.84
  Certificates of Deposits        173,015           6,814         5.25             180,698          7,572         5.59
  Jumbo CD's                        9,629             375         5.20               9,735            412         5.64
  FHLB Advances                   115,714           4,710         5.43             162,302          6,779         5.57
  Other Borrowed Funds              8,248             300         4.85               6,635            258         5.18
                                -----------------------------------------        ---------------------------------------
Total Interest-Bearing
  Liabilities                    $464,513        $ 16,120         4.63%           $510,710       $ 18,932         4.94%

Non-Interest Bearing
  Deposits                         16,251                                           11,332

Other Liabilities                  11,296                                           11,933
                                -----------------------------------------        --------------------------------------
TOTAL LIABILITIES                $492,060                                         $533,975
                                -----------------------------------------        ---------------------------------------
Stockholders' Equity               46,464                                           47,729
                                -----------------------------------------        ---------------------------------------
TOTAL LIABILITIES AND
  STOCKHOLDERS' EQUITY           $538,524                                         $581,704
                                =========================================        =======================================
NET INTEREST INCOME                              $ 12,328                                        $ 12,326
                                -----------------------------------------        ---------------------------------------
NET INTEREST RATE SPREAD (2)                                      2.71%                                           2.51%
                                -----------------------------------------        ---------------------------------------
NET INTEREST MARGIN (1)                                           3.18%                                           2.94%
                                -----------------------------------------        ---------------------------------------

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

The results of operations and other data for the quarter and nine months ended September 30, 1999 are not necessarily indicative of results that may be expected for the entire year ended December 31, 1999.

In the opinion of management, the unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial condition of CoVest Bancshares, Inc. (the "Company"), including its wholly-owned subsidiary, CoVest Banc (the "Bank"), as of September 30, 1999 and December 31, 1998, the results of the Company's operations for the three and nine months ended September 30,1999 and 1998, its cash flows for the nine months ended September 30, 1999 and 1998, its changes in stockholders' equity for the nine months ended September 30, 1999 and 1998, and its average balance sheet for the three and nine months ended September 30, 1999 and 1998.

Certain amounts in prior condensed consolidated financial statements have been reclassified to conform with the September 30, 1999 presentation.


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

The accounting policies used for mortgage banking operations are the same as those for banking operations except that income taxes are not allocated to the mortgage banking operations. Information reported internally for performance assessment for the nine months ended September 30, 1999 and 1998, respectively, follows.


                           NINE MONTHS ENDED                   NINE MONTHS ENDED
                             SEPT 30, 1999                     SEPT 30, 1998
                              Mortgage  Consolidated             Mortgage  Consolidated
                      Banking  Banking       Total       Banking  Banking(1)   Total
                      =======  ========  ============    =======  =======   ============
                          (Dollars in Thousands)             (Dollars in Thousands)

Net Interest Income   $11,908     $160       $12,068     $11,923    $268       $12,191
Other Revenue           1,968    1,237(2)      3,205       2,961   1,126         4,087
Other Expense           7,740(2) 1,532         9,272       8,603     995         9,598
Noncash Items:
  Depreciation            754       23           777         728       9           737
  Provision for           841      -0-           841       1,567     -0-         1,567
    Loan Loss
Segment Profit,         4,541     (158)        4,383       3,986     390         4,376
  Before Income Taxes
Segment Assets        556,298      538       556,836     574,994   5,535       580,529





(1)  Operations commenced February 12, 1998.
(2)  Presented net of $278,000 of intercompany sales.

A reconciliation of the numerators and denominators for earnings per common share dilution computations for the three months ended September 30, 1999 and 1998 are presented below: (in thousands except per share data)


                                  Three Months Ended Sept 30,
                                  --------------------------
                                       1999           1998
                   								            ----		         ----
Basic earnings per share:
     Net Income                      $1,068         $  899
     Weighted average common
          shares outstanding          4,113          4,172
                                     ------         ------
     Basic earnings per share        $  .26         $  .22
                    							           =====		        =====

Earnings per share assuming dilution:
     Net Income                      $1,068         $  899
                                      =====          =====
     Weighted average common
          shares outstanding          4,113          4,172
     Add: dilutive effect of assumed
          exercises, incentive stock
          options and management
          retention plan                136            282
                                      -----          -----
     Weighted average common and
          dilutive potential common
          shares outstanding          4,249          4,454
                                      =====          =====


     Diluted earnings per share      $  .25         $  .20
                                      =====          =====



A reconciliation of the numerators and denominators for earnings per common share dilution computations for the nine months ended
September 30, 1999 and 1998 are presented below: (in thousands except per share data)

                                   Nine Months Ended Sept 30,
                                   ------------------------
                                       1999           1998
                                       ----           ----
Basic earnings per share:
     Net Income                      $2,893         $2,881
     Weighted average common
          shares outstanding          4,134          4,213
                                      -----          -----
     Basic earnings per share        $  .70         $  .68
                                      =====          =====

Earnings per share assuming dilution:
     Net Income                      $2,893         $2,881
                                      =====          =====
     Weighted average common
          shares outstanding          4,134          4,213
     Add: dilutive effect of assumed
          exercises, incentive stock
          options and management
          retention plan                155            325
                                      -----          -----
     Weighted average common and
          dilutive potential common
          shares outstanding          4,289          4,538
                                      =====          =====


     Diluted earnings per share      $  .67         $  .63
                                      =====          =====


(3)	   Stock Repurchase Program

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

On June 28, 1999, the Company's Board of Directors announced a new
Stock Repurchase Program, the Company's seventeenth, enabling the Company to repurchase up to 100,000 shares of its outstanding stock. Through November 15, 1999, a total of 96,538 shares had been purchased as part of this latest program at an average price of $15.05.


(4)     Stock Dividend and Cash Dividend

The regular quarterly dividend for the first, second and third quarters of 1999 were paid at $.08 per share.


(5)     Regulatory Capital Requirements

Pursuant to the Financial Institutions Reform, Recovery and Enforcement Act of 1989 ("FIRREA"), as implemented by regulations promulgated by the Office of Comptroller of Currency (the "OCC"), national banks must meet three separate minimum capital requirements. The following table summarizes, as of September 30, 1999, the Bank's capital requirements under FIRREA and its actual capital ratios. As of September 30, 1999, the Bank exceeded all current minimum regulatory capital requirements.


                                     BANK ONLY
               ----------------------------------------------------
                 Actual         Regulatory          Excess Above
                Capital         Capital Req.        Capital Req.
                 Amount     %      Amount       %      Amount     %
                -------   ------   -------    -----    -------  -----
                              (Dollars in Thousands)
Total Capital to
  Risk Weighted
    Assets      $47,509   12.36%   $30,750    8.00%    $16,759   4.36%
Tier I Capital to
  Risk Weighted
    Assets       42,938   11.11     15,459    4.00      27,479   7.11
Tier I Capital to
  Average Assets 42,938    7.99     21,496    4.00      21,442   3.99



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


FINANCIAL CONDITION
-------------------
Total consolidated assets of the Company increased 1% or $8.1 million from $548.7 million at December 31, 1998, to $556.8 million at September 30, 1999.

Loans receivable, net, increased 12% or $50.0 million to $452.3 million as of September 30, 1999 versus $402.3 million outstanding as of December 31, 1998. Increases were achieved in: commercial loans, $8 million; commercial real estate loans, $5 million; multi family loans, $58 million; construction loans, $9 million, and consumer loans, $2 million. Mortgage loans declined $24 million; additional loans originated by the Mortgage Center were retained in the Company's portfolio, but payoff activity exceeded new originations.
Leases outstanding decreased by $8 million.   The composition of the
loan portfolio continues to change as commercial loans represented 4%, commercial real estate loans represented 16%, multi-family loans represented 25%, construction loans represented 11%, and leases represented 6% at September 30, 1999. These loans represented 62% of total loans receivable, up from 51% at year-end 1998, and up from 44% at September 30, 1998.

At September 30, 1999, the allowance for possible loan losses amounted to $4.6 million, an increase from $4.3 million as of December 31, 1998. This represented coverage of 1.00% of total loans as of September 30, 1999, and 1.06% of total loans as of December 31, 1998.

Total investments decreased by $8.0 million or 9% since December 31, 1998. Mortgage-backed and other mortgage-related securities decreased $14.7 million or 42% from December 31, 1998. Treasury and agency securities increased $5.0 million from December 31, 1998. Tax-exempt municipal securities increased by $3.6 million or 25.8% and various federal stock investments decreased $1.9 million or 22.8%. Proceeds from the sales of and paydowns on mortgage backed and federal stock investment securities were used to purchase other types of securities and to fund loan originations.

Deposits remained stable at $366.0 million at September 30, 1999, as compared to $364.5 million at December 31, 1998.

Stockholders' equity totaled $45.7 million at September 30, 1999. At the end of the third quarter, the number of common shares outstanding was 4,104,007 and the book value per common share outstanding was $11.13. The Company repurchased 293,788 shares during the first three quarters of 1999 at an average price of $14.46. This compares to December 31, 1998, when the number of common shares outstanding was 4,210,615 and the book value per common share outstanding was $11.15. The Company announced its most recent stock repurchase plan on June 28, 1999.

At September 30, 1999, total non-performing assets amounted to $0.9 million, or 0.16% of total assets compared to $1.0 million, or 0.19% of total assets at December 31, 1998. Management believes the reserves for possible loan losses to be adequate. Non-performing assets as of September 30, 1999 included first mortgage loans in various stages of foreclosure and a short term receivable for the sale of machinery and inventory on a former commercial loan.

The following table sets forth the amounts and categories of non-performing loans and assets.
                                      Sept. 30, 1999   Dec. 31, 1998
                                      -------------    -------------
                                          (Dollars in Thousands)
Non-performing loans:
  Commercial Loans & Leases            $      -0-              -0-
  Commercial Real Estate Loans                -0-              -0-
  Multi-family Loans                          -0-              -0-
  Construction Loans                          -0-              -0-
  Mortgage Loans                              525              996
  Consumer                                     25               25
                                     -------------    -------------
   Total non-performing loans          $      550       $    1,021

Other real estate owned                $      -0-       $      -0-
Other repossessed assets               $      350       $      -0-
                                      -------------    -------------
   Total non-performing assets         $      900       $    1,021

Total non-performing loans as
  a percentage of net loans                   .12%             .25%

Total non-performing assets as
  a percentage of total assets                .16%             .19%


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

The Company's cash flows are a result of three principal activities: operating activities, investing activities and financing activities. Net cash provided by operating activities, primarily net income, was $4.2 million for the nine months ended September 30, 1999. Net cash used in investing activities was $44.0 million for the nine months ended September 30, 1999. Net cash provided by financing activities amounted to $6.5 million for the nine months ended September 30, 1999.

The Company uses its liquidity to meet its ongoing commitments to fund maturing certificates of deposit and deposit withdrawals, repay borrowings, fund existing and continuing loan commitments, and pay operating expenses. At September 30, 1999, the Company had commitments to originate loans and undisbursed loan balances totaling $73 million, and its customers had approved but unused lines of credit totaling $32 million. The Company considers its liquidity and capital resources to be adequate to meet its foreseeable short and long-term needs. The Company expects to be able to fund or refinance, on a timely basis, its material commitments and long-term liabilities.

SELECTED RATIOS
---------------
(unaudited)                      THREE MONTHS ENDED     NINE MONTHS ENDED
                                SEPT. 30,  SEPT. 30,   SEPT. 30,  SEPT. 30,
                                   1999      1998         1999      1998
                                 --------------------  -------------------
Annualized Return on Avg. Equity   9.29%     7.65%        8.30%     8.05%
Annualized Return on Avg. Assets   0.79%     0.62%        0.72%     0.66%
Book Value per Share             $11.13    $10.95       $11.13    $10.95
Closing Market Price per Share   $13.56    $14.125      $13.56    $14.125

Earnings per Primary Share:
     Basic                        $ .26     $ .22        $ .70     $ .68
     Diluted                      $ .25     $ .20        $ .67     $ .63

Net Interest Margin               3.29%     3.01%        3.18%     2.94%
Ratio of Operating Expense to
     Average Total Assets,
     Annualized                   2.25%     2.56%        2.49%     2.37%
Ratio of Net Interest Income to
     Non-Interest Expense,
     Annualized                   1.37x     1.12X        1.20x     1.18x



RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30,1999
AND 1998
---------------------------------------------------------------------

GENERAL. Net income for the three months ended September 30, 1999 totaled $1,068,000, or $0.26 (basic) and $0.25 (diluted) earnings per share, versus $899,000, or $0.22 (basic) and $0.20 (diluted) earnings per share for the like quarter in 1998. Return on average assets and return on average equity during the third quarter were 0.79% and 9.29% respectively during 1999 compared to 0.62% and 7.65% in 1998.

Cash earnings (net earnings adjusted for the after-tax impact of amortization of goodwill) for the three months ended September 30, 1999 were $1,100,000 or $0.27 (basic) and $0.26 (diluted) earnings per share versus $931,000 or $0.22 (basic) and $0.21 (diluted) earnings per share for the same quarter in 1998. Cash earnings for the third quarter of 1999 represented returns on average tangible assets and average equity of 0.82% and 9.57% respectively, compared to 0.64% and 7.92% respectively for the same period in 1998.

Net interest income decreased by only $13,000 for the third quarter of 1999 compared to the third quarter of 1998, even though the Company had a $46 million decrease in average earning assets for the third quarter of 1999 versus the third quarter of 1998. The primary reason for the decrease in average earning assets related to an arbitrage transaction the Company entered into during the fourth quarter of 1997. The Company purchased mortgage backed securities utilizing $50 million in FHLB borrowings. The borrowings matured in November, 1998 and the securities were sold to repay the borrowings. The Company's net interest rate spread and margin averaged 2.79% and 3.29% respectively during the third quarter of 1999, a 21 and 28 basis point increase from 2.58% and 3.01% respectively during the third quarter of 1998. This represented increases of 8% in interest rate spread and 9% in net interest margin growth.

The provision for possible loan losses was $454,000 for the third quarter of 1999 versus $399,000 for the like period in 1998. On a year to date basis, the provision has decreased from $1,567,000 for the first nine months of 1998 to $841,000 for the first nine months of 1999. During 1998, the Company experienced net loan losses from the credit card portfolio of $1.1 million out of total net chargeoffs of $1.2 million. The Company sold its credit card portfolio in late 1998. In the third quarter of 1999, the Company incurred a charge-off on a commercial loan.



LOAN LOSS ALLOWANCE ANALYSIS. The following table sets forth an analysis of the Company's allowance for possible loan losses for the periods indicated.

                                            Three Months Ended
                                         Sept. 30,        Sept. 30,
                                            1999             1998
                                         ---------        ---------
                                          (Dollars in Thousands)

Balance at beginning of period          $   4,545       $    4,632
Charge-offs:
  Commercial Loans & Leases             $     399       $      -0-
  Commercial Real Estate Loans                -0-              -0-
  Multi-family Loans                          -0-              -0-
  Construction Loans                          -0-              -0-
  Mortgage Loans                                9              -0-
  Consumer                                     42              281
                                         --------         --------
Total                                         450              281
                                         --------         --------
Recoveries:
  Commercial Loans & Leases             $     -0-       $      -0-
  Commercial Real Estate Loans                -0-              -0-
  Multi-family Loans                          -0-              -0-
  Construction Loans                          -0-              -0-
  Mortgage Loans                              -0-              -0-
  Consumer                                     22               33
                                         --------         --------
Total                                          22               33
                                         --------         --------
 Net charge-offs                              428              248

Additions charged to
  operations                                  454              399
                                         --------        ---------
Balance at end of period                 $  4,571           $4,783
                                         ========        =========

Ratio of net charge-offs during
  the period to average loans
  outstanding during the period              0.10%            0.07%

Ratio of allowance for possible
  loan losses to non- performing loans       8.31x            3.23x



NET INTEREST INCOME AFTER PROVISION FOR POSSIBLE LOAN LOSSES. Net interest income after provision for possible loan losses decreased by $68,000 or 2% to $3,708,000 for the three month period ended
September 30, 1999, as compared to $3,776,000 for the three month period ended September 30, 1998.

NON INTEREST INCOME. Non interest income decreased $373,000, or 28%, to $949,000 from the comparable quarter last year. The Company recognized losses of $17,000 on securities sales during the third quarter of 1999, but recognized an $81,000 gain on securities sales during the third quarter of 1998. Without the effect of securities gains/losses, non interest income decreased $275,000 for the quarter ending September 30, 1999 versus 1998. Mortgage Center income decreased by $241,000 to $206,000 in the third quarter of 1999 compared to $447,000 in the similar quarter in 1998, as many loans originated were retained in the Company's portfolio instead of being sold to investors. Loan charges and servicing fees declined $169,000 to $286,000 in the third quarter of 1999 versus the same period in 1998, primarily due to a $122,000 reduction in loan prepayment fees from $178,000 in the third quarter of 1998 to $56,000 for the same period in 1999. Other income during the third quarter of 1999 included $94,000 due to a gain on the sale of other real estate owned.

NON INTEREST EXPENSE. Non-interest expense decreased $707,000, or
19% for the third quarter of 1999 from the comparable quarter in 1998. Total compensation, commission, and benefit costs decreased
$637,000 for the quarter ended September 30, 1999 versus 1998. This decrease was due to the Company recognizing $210,000 in salary termination expenses in 1998 due to the departure of the Chief Executive Officer. In addition, during the third quarter of 1999, the Company deferred $194,000 more in compensation expenses associated with loan origination, as required by FASB 91, than during the same period in 1998. The remaining decrease in compensation, commissions, and benefit costs was the result of staff reductions during the first quarter of 1999, as certain employee positions were eliminated to bring operating costs more in line with the revenues of the Bank. Loan related expenses increased by $48,000 in the third quarter of 1999 as compared to the third quarter of 1998. Deposit related expenses declined by $57,000 in the third quarter of 1999 versus the third quarter of 1998 as a result of the implementation of additional controls to stem chargeback losses. Advertising expenses increased by $72,000 in the third quarter of 1999 as the Company initiated several ad campaigns to generate additional deposits. General and administrative expenses declined by $109,000 during the third quarter of 1999 compared to 1998, primarily due to recruiting expenses incurred in 1998 to replace the Chief Executive Officer.

INCOME TAX EXPENSE. Income tax expense increased $97,000 to $557,000 for the quarter ended September 30, 1999, compared to $460,000 for the same period in 1998, primarily due to the increase in net income.


RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30,1999 AND
1998
---------------------------------------------------------------------

GENERAL. For the first nine months of 1999, the Company earned $2,893,000 versus $2,881,000 for the like period in 1998. This represents $0.70 (basic) and $0.67 (diluted) earnings per share versus $0.68 (basic) and $0.63 (diluted) earnings per share for the first nine months of 1998. Return on average assets and average equity for the first nine months of 1999 was 0.72% and 8.30% respectively compared to 0.66% and 8.05% in 1998.

Cash earnings (net earnings adjusted for the after-tax impact of amortization of goodwill) for the nine months ended September 30, 1999 were $2,988,000 or $0.72 (basic) and $0.70 (diluted) earnings per share versus $2,976,000 or $0.71 (basic) and $0.66 (diluted) earnings per share for the same period in 1998. Cash earnings for the first nine months of 1999 represented returns on average tangible assets and average equity of 0.74% and 8.55% respectively, compared to 0.68% and 8.31% respectively for the same period in 1998.

NET INTEREST INCOME. The Company's net interest income totaled $12,068,000 for the nine months ended September 30, 1999, compared to $12,191,000 for the first nine months of 1998. The Company's net interest margin increased 24 basis points, to 3.18% for the nine months ended September 30, 1999 from 2.94% for the like period of 1998. The interest rate spread averaged 2.71% for 1999, a 20 basis point increase from 2.51% for the first nine months of 1998. This represented increases of 8% in net interest margin and 8% in interest rate spread.

The volume of average earning assets decreased by $42.6 million between the two periods. This decrease was a result of the Company entering into an arbitrage transaction and purchasing mortgage backed securities utilizing $50 million in FHLB borrowings during the fourth quarter of 1997. The borrowings matured in November, 1998 and the securities were sold to repay the borrowings.

PROVISION FOR POSSIBLE LOAN LOSSES. The provision for possible loan losses was $841,000 for the first nine months of 1999 versus $1,567,000 for the like period in 1998. During 1998, the Company experienced net loan losses from the credit card portfolio of $1.1 million out of total net chargeoffs of $1.2 million. The Company sold its credit card portfolio in late 1998. In the third quarter of 1999, the Company incurred a charge-off on a commercial loan.

LOAN LOSS ALLOWANCE ANALYSIS. The following table sets forth an analysis of the Company's allowance for possible loan losses for the periods indicated.
                                             Nine Months Ended
                                          Sept. 30,     Sept. 30,
                                            1999          1998
                                         ---------     ---------
                                          (Dollars in Thousands)

Balance at beginning of period          $   4,312       $    3,977
Charge-offs:
  Commercial Loans & Leases             $     399       $      -0-
  Commercial Real Estate Loans                -0-              -0-
  Multi-family Loans                          -0-              -0-
  Construction Loans                          -0-              -0-
  Mortgage Loans                              107               38
  Consumer                                    142              840
                                         --------         --------
Total                                         648              878
                                         --------         --------
Recoveries:
  Commercial Loans & Leases             $     -0-              -0-
  Commercial Real Estate Loans                -0-              -0-
  Multi-family Loans                          -0-              -0-
  Construction Loans                          -0-              -0-
  Mortgage Loans                              -0-              -0-
  Consumer                                     66              117
                                         --------         --------
Total                                          66              117
                                         --------         --------
 Net charge-offs                              582              761

Additions charged to
  operations                                  841            1,567
                                         --------        ---------
Balance at end of period                 $  4,571           $4,783
                                         ========        =========
Ratio of net charge-offs during
  the period to average loans
  outstanding during the period              0.14%            0.19%

Ratio of allowance for possible
  loan losses to non- performing loans       8.31x            3.23x



NET INTEREST INCOME AFTER PROVISION FOR POSSIBLE LOAN LOSSES. Net interest income after provision for possible loan losses increased by $603,000 or 6% to $11,227,000 for the nine month period ended
September 30, 1999, as compared to $10,624,000 for the nine month period ended September 30, 1998.

NON-INTEREST INCOME. Non-interest income excluding securities gains/losses decreased $67,000, or 10%, from the comparable period last year. Loan servicing fees declined $292,000 or 28% to $763,000 in 1999, compared to $1,055,000 in 1998, primarily as a result of the loss of credit card fee income. The Company's credit card loan portfolio was sold in the fourth quarter of 1998. Mortgage center income increased by $111,000 or 10% to $1,237,000 in 1999 compared to $1,126,000 for the same period last year. The mortgage center commenced operations on February 12, 1998. Realized losses of $15,000 on sales of securities were also recorded. This was a net decrease of $815,000 from the $800,000 in gains on securities sales in the comparable period in 1998. Insurance and annuity commissions decreased $130,000 or 50% to $128,000 for the nine month period ending September 30, 1999 versus the same period in 1998, due to saturation of these products with the existing customer base, volatility of the market, and customer migration to products offering lower commissions. Other income increased $213,000, or 172% to $337,000 in 1999, compared to $124,000 in 1998. In the latter category, in 1999 the Company recognized $84,000 as a result of a final settlement with respect to the sale of the credit card portfolio, which was completed in the last quarter of 1998. Additionally, the Company recognized a $94,000 gain on the sale of other real estate owned in 1999.

NON-INTEREST EXPENSE.  Non-interest expense decreased $286,000, or
3%, to $10,049,000 in 1999 from $10,335,000 in the comparable period in 1998. Compensation and benefits decreased $461,000 or 9% to $4,799,000 for the nine months ending September 30, 1999 versus $5,260,000 for 1998. During 1999, the Company deferred $316,000 more in compensation expenses associated with loan origination, as required by FASB 91, than during the same period in 1998. The remaining decrease in compensation, commissions, and benefit costs was the result of staff reductions during the first quarter of 1999, as certain employee positions were eliminated to bring operating costs more in line with the revenues of the Bank. Commissions and employee sales incentives, mostly attributed to the mortgage center, which opened for business on February 12, 1998 increased $123,000 or 25% to $610,000 in 1999 versus 1998. Increases in building occupancy expenses of $58,000 and advertising expenses of $70,000 were partially offset by an $111,000 reduction in data processing expenses.

INCOME TAX EXPENSE.  Income tax expense decreased $5,000 to
$1,490,000 for the nine month period ended September 30, 1999, compared to $1,495,000 for the same period in 1998.


QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
----------------------------------------------------------------------

In an attempt to manage the Company's exposure to changes in interest rates, management closely monitors the Company's interest rate risk.

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

In addition to periodic gap reports comparing the sensitivity of interest-earning assets and interest-bearing liabilities to changes in interest rates, management utilizes a monthly report ("model") which measures exposure to interest rate risk. The model calculates the present value of assets, liabilities, off-balance sheet financial instruments, and equity at current interest rates, and at hypothetical higher and lower interest rates at one percent intervals. The present value of each major category of financial instrument is calculated by the model using estimated cash flows based on weighted average contractual rates and terms at discount rates representing the estimated current market interest rate for similar financial instruments. The resulting present value of longer term fixed-rate financial instruments are more sensitive to change in a higher or lower market interest rate scenario, while adjustable-rate financial instruments largely reflect only a change in present value representing the difference between the contractual and discounted rates until the next interest rate repricing date.





The following table presents the Bank's exposure to hypothetical changes in interest rates, ratable over the next twelve months, as of September 30, 1999:

                Percent Change in
         Change in Interest Rates    Percent Change in      MV of Portfolio
              (basis points)        Net Interest Income         Equity
         ------------------------   -------------------    -----------------

                  +200                    -18%                    -24%

                  +100                     -9                     -13

                     0                      0                       0

                  -100                     +7                      +8

                  -200                    +16                     +19


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





YEAR 2000 COMPLIANCE
------------------------------------------------------------------------

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

Addressing the Problem

The Company has developed, in accordance with the guidelines listed in the Federal Financial Institutions Examination Council (FFIEC) statement dated May 5, 1997, a six phase plan for resolving Y2K issues that are reasonably within its control. The plan is implemented and coordinated through a senior level task force chaired by a Senior Vice President. As of September 30, 1999, eight officer level staff members sit on the committee and devote a minimum of 25% of their time to the Y2K effort. The Y2K committee chairman reports monthly to the Board of Directors. The Company's Y2K efforts are also reviewed during internal audits and examined by the Office of the Comptroller of the Currency. According to the FFIEC guidelines, Phase I - Awareness, Phase II - Assessment and Inventory, Phase III - Renovation and Phase IV - Testing were completed as required. A description and anticipated timing of the two remaining phases are described as follows:

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

Costs

As of September 30, 1999, costs of $64,000 had been incurred related to the Y2K project, of which $25,000 had been capitalized. The estimated additional costs to complete the project are expected to be approximately $62,000, of which $10,000 is expected to be capitalized. The remaining costs are allocated to training, education, marketing, and contingency plans. The Company is using current staff and other internal resources to manage the Y2K project. The Company does not expect these redeployments of resources to have a material adverse effect on other ongoing business operations. All the costs of the Y2K project are incurred from operating cash flows.

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


PENDING LEGISLATION
----------------------------------------------------------------------

Pending Legislation. On November 4, 1999, the United States Congress approved legislation that would allow bank holding companies to engage in a wider range of nonbanking activities, including greater authority to engage in securities and insurance activities. Under the Gramm-Leach-Bliley Act (the "Act"), a bank holding company that elects to become a financial holding company may engage in any activity that the Board of Governors of the Federal Reserve System (the "Federal Reserve"), in consultation with the Secretary of the Treasury, determines by regulation or order is (i) financial in nature, (ii) incidental to any such financial activity, or (iii) complementary to any such financial activity and does not pose a substantial risk to the safety or soundness of depository institutions or the financial system generally. The Act specifies certain activities that are deemed to be financial in nature, including lending, exchanging, transferring, investing for others, or safeguarding money or securities; underwriting and selling insurance; providing financial, investment, or economic advisory services; underwriting, dealing in or making a market in, securities; and any activity currently permitted for bank holding companies by the Federal Reserve under section 4(c)(8) of the Bank Holding Company Act. A bank holding company may elect to be treated as a financial holding company only if all depository institution subsidiaries of the holding company are well-capitalized, well-managed and have at least a satisfactory rating under the Community Reinvestment Act.

National banks are also authorized by the Act to engage, through "financial subsidiaries," in any activity that is permissible for a financial holding company (as described above) and any activity that the Secretary of the Treasury, in consultation with the Federal Reserve, determines is financial in nature or incidental to any such financial activity, except (i) insurance underwriting, (ii) real estate development or real estate investment activities (unless otherwise permitted by law), (iii) insurance company portfolio investments and (iv) merchant banking. The authority of a national bank to invest in a financial subsidiary is subject to a number of conditions, including, among other things, requirements that the bank must be well-managed and well-capitalized (after deducting from capital the bank's outstanding investments in financial subsidiaries). The Act provides that state banks may invest in financial subsidiaries (assuming they have the requisite investment authority under applicable state law) subject to the same conditions that apply to national bank investments in financial subsidiaries.

The Act must be signed by the President before it will take effect. At this time, the Company is unable to predict the impact the Act may have on the Company and its subsidiaries.





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
    (a)  Exhibits
         27.  Financial Data Schedule

    (b)  Reports on Form 8-K
         A report on Form 8-K was filed on July 14, 1999 to report under Item 5 net income for the period ended
         June 30, 1999.

         A report on Form 8-K was filed on August 24, 1999 to report under Item 5 that the Company announced the issuance of a regular quarterly dividend.







                               SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        COVEST BANCSHARES, INC.




Date:                               By: /S/ James L. Robert
      -----------------                 -------------------------
                                        James L. Roberts
                                        President and
                                         Chief Executive Officer




Date:                               By: /S/ Paul A. Larsen
      -----------------                 ---------------------------
                                         Paul A. Larsen
                                         Executive Vice President,
                                          Treasurer and
                                          Chief Financial Officer