Form 10-K
period 1999-12-31
COVEST BANCSHARES INC
filed 2000-03-21
CIK 885694

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                             -----------------------


                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [Fee Required]
         For the fiscal year ended December 31, 1999

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such requirements for the past 90 days.
                             YES __X__      NO _____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]


--------------------------------------------------------------------------------

As of March 3, 2000, the Registrant had issued 4,403,803 shares of the Registrant's Common Stock. In addition, it had also repurchased 328,080 shares which were being held as treasury stock. The aggregate market value of the voting stock held by non-affiliates of the Registrant as of March 3, 2000, was $50,427,000.*



                       DOCUMENTS INCORPORATED BY REFERENCE
       -------------------------------------------------------------------

       PART III of Form 10-K--Portions of the Proxy Statement for the 2000
                         Annual Meeting of Stockholders.












* Based on the closing price of the Registrant's Common Stock on March 3, 2000, and reports of beneficial ownership filed by directors and executive officers of Registrant and by beneficial owners of more than 5% of the outstanding shares of Common Stock of Registrant; however, such determination of shares owned by affiliates does not constitute an admission of affiliate status or beneficial interest in shares of Registrant's Common Stock.


--------------------------------------------------------------------------------

                             COVEST BANCSHARES, INC.

                         1999 ANNUAL REPORT ON FORM 10-K

                                Table of Contents

                                                                            Page
                                                                          Number


                                     PART I

Item 1.   Business.............................................................5

Item 2.   Properties..........................................................33

Item 3.   Legal Proceedings...................................................33

Item 4.   Submission of Matters to a Vote of Security Holders.................33


                                     PART II

Item 5.   Market for the Registrant's Common Stock and Related
             Stock Holder Matters.............................................34

Item 6.   Selected Financial Data.............................................37

Item 7.   Management's Discussion and Analysis of Results of Operations and
             Financial Condition..............................................39

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk..........49

Item 8.   Consolidated Financial Statements...................................52

Item 9.   Changes in and Disagreements With Accountants on Accounting and
             Financial Disclosure.............................................83


                                    PART III

Item 10.   Directors and Executive Officers of the Registrant.................83

Item 11.   Executive Compensation.............................................83

Item 12.   Security Ownership of Certain Beneficial Owners and  Management....83

Item 13.   Certain Relationships and Related Transactions.....................83


--------------------------------------------------------------------------------

                                     PART IV

Item 14.   Exhibits, Financial Statement Schedules, and Reports on
              Form 8-K........................................................84

SIGNATURES....................................................................85


--------------------------------------------------------------------------------

                                     PART I

                              SAFE HARBOR STATEMENT

This report contains certain forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Reform Act of 1995, and is including this statement for purposes of these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Company, are generally identifiable by use of the words "believe," "expect," "intend," "anticipate," "estimate," "project" or similar expressions. The Company's ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse affect on the operations and future prospects of the Company and the subsidiary include, but are not limited to, changes in: interest rates, general economic conditions, legislative/regulatory changes, monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board, the quality or composition of the loan or securities portfolios, demand for loan products, deposit flows, competition, demand for financial services in the Company's market area and accounting principles, policies and guidelines. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Further information concerning the Company and its business, including additional factors that could materially affect the Company's financial results, is included in the Company's filings with the Securities and Exchange Commission.



ITEM 1. BUSINESS

                                   THE COMPANY

GENERAL
CoVest Bancshares, Inc., a Delaware corporation (the "Company"), is a bank holding company registered under the Bank Holding Company Act of 1956, as amended (the "BHCA"). The Company's subsidiary is CoVest Banc, National Association, a national banking association (the "Bank"). The Bank's subsidiary service corporation, CoVest Investments, Inc., an Illinois corporation ("CII"), engages in the business of selling annuities, insurance products and complete brokerage services. The Company was organized in 1992, in connection with the Bank's conversion from the mutual to the stock form of organization (the "Conversion") which was completed on June 30, 1992. The Company's common stock is quoted on the Nasdaq National Market System under the symbol "COVB". Prior to August, 1997, the Company was a savings and loan holding company registered under the Home Owners Loan Act, as amended. The Company became a bank holding company effective August 1, 1997, when the Bank completed its conversion from a federal savings association to a national bank.

The Company, the Bank and CII are subject to comprehensive regulation, examination and supervision by the Board of Governors of the Federal Reserve System (the "FRB"), the Office of the Comptroller of the Currency (the "OCC") and the Federal Deposit Insurance Corporation (the "FDIC"). The Bank is a member of the Federal Home Loan Bank System (the "FHLB") and its deposits are insured by the Savings Association Insurance Fund ("SAIF") to the maximum extent permitted by the FDIC. The Company engages in a general full service retail banking business and offers a broad variety of commercial and consumer oriented products and services to customers in its primary market area. The Company is principally engaged in the business of attracting deposits from the general public and originating commercial loans and to a lesser extent mortgage loans in its primary market area. The Company also originates consumer loans and invests in securities.


--------------------------------------------------------------------------------

Finally, the Company offers, on an agency basis through CII, annuities, insurance products and complete brokerage services to its customers.

The Company's income is derived from interest on loans and securities, service charges, loan origination and servicing fees, mortgage center fees, and proceeds from the sale, through CII, of annuity and insurance products. The Company's operations are affected by general economic conditions, the monetary and fiscal policies of the federal government and the policies of the various regulatory authorities, including the OCC, FDIC and the FRB. Its results of operations are largely dependent upon its net interest income, which is the difference between the interest it receives on its loan and securities portfolios and the interest it pays on its deposit accounts and borrowed money.

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

On March 2, 1995, the Company opened its second branch in Schaumburg, Illinois. Schaumburg is located approximately 16 miles southwest of Arlington Heights and approximately 13 miles west of Des Plaines. Schaumburg had a population of 68,586 in 1990.

On February 11, 1998, the Company opened a Mortgage Center in McHenry, Illinois, the county seat of McHenry County, located approximately 35 miles northwest of Des Plaines. The CoVest Banc Mortgage Center concentrates on mortgage loan origination and sales.

Des Plaines and parts of the surrounding contiguous communities such as Park Ridge, Niles and Mount Prospect had historically constituted the Company's primary market area. However, with the establishment of the two additional offices by the Company, the market area has expanded into several other suburban areas such as Arlington Heights, Prospect Heights, Buffalo Grove, Schaumburg and Hoffman Estates. These suburban areas are characterized by single-family residences and apartment buildings. Many of the residents of the Company's primary market area consist of professional or "white collar" workers who commute into Chicago or engage in local retail trade, although a significant number of residents in the farther outlying suburbs, such as Schaumburg, work in that community at jobs in the service sector. The Company's success has been due, in part, to its market area's growth, favorable population and income demographics.


LENDING ACTIVITIES

GENERAL
The Company faces strong competition both in originating loans and in attracting deposits. Competition for commercial, commercial real estate, construction and multi-family loans comes primarily from large commercial banks and smaller community banks. Competition in originating real estate loans comes primarily from mortgage bankers, other savings institutions and commercial banks, all of which also make loans secured


--------------------------------------------------------------------------------
by real estate located in the Company's primary market area. The Company competes for real estate loans principally on the basis of the interest rates, loan fees it charges, the types of loans it offers and the quality of services it provides to borrowers. The competition for consumer loans comes primarily from commercial banks, smaller community banks, and finance companies.

The principal lending activity of the Bank before 1996 had historically been originating first mortgage loans for its portfolio, secured by owner occupied one-to-four family residential properties located in its primary market area. The Bank also offers a wide selection of consumer loans. Beginning in 1996, the Bank began a major balance sheet restructuring project, and is now a full-service commercial bank.

The Bank's Mortgage Center provides a full array of first mortgage products for which it acts as a loan originator and placer. Most loans are sold on a service released basis to other financial institutions, for which the Bank receives a fee and has no additional rights.


LOAN PORTFOLIO COMPOSITION
The following table outlines the composition of the Company's loan portfolio in dollar amounts and in percentages as of the dates indicated:

                             ----------------------------------------------December 31,--------------------------------------------
                                    1999                 1998                 1997                 1996                 1995
                                    ----                 ----                 ----                 ----                 ----
                              Amount    Percent    Amount    Percent    Amount    Percent    Amount    Percent    Amount    Percent
                             --------  --------   --------  --------   --------  --------   --------  --------   --------  --------
                                                                     (Dollars in Thousands)
Commercial loans             $ 17,207      3.69%  $  8,035      1.98%  $  5,504      1.44%  $     58      0.02%  $     --        --%
Real estate loans
  One-to-four family          130,235     27.91    154,182     37.94    235,425     61.76    251,831     74.21    275,570     83.04
  Multi-family                126,109     27.03     55,661     13.70      4,604      1.21        995      0.29        177      0.06
  Commercial real estate       73,596     15.77     66,776     16.43     56,220     14.75     20,705      6.11      2,200      0.66
  Construction                 46,177      9.90     40,572      9.98      8,939      2.34      1,811      0.53         --        --
                             --------  --------   --------  --------   --------  --------   --------  --------   --------  --------

    Total real estate loans   376,117     80.61    317,191     78.05    305,188     80.06    275,342     81.14    277,947     83.76

Commercial leases              22,029      4.72     35,166      8.66     11,274      2.96      7,053      2.08         --        --

Consumer loans
  Automobile                   21,387      4.58     21,036      5.18     22,781      5.98     21,802      6.42     18,618      5.61
  Home equity                  27,786      5.96     22,654      5.57     21,987      5.77     18,570      5.47     16,323      4.92
  Credit card                      --        --         --        --     13,469      3.53     15,812      4.66     18,289      5.51
  Other                         2,066      0.44      2,290      0.56      1,008      0.26        716      0.21        677      0.20
                             --------  --------   --------  --------   --------  --------   --------  --------   --------  --------

    Total consumer loans       51,239     10.98     45,980     11.31     59,245     15.54     56,900     16.76     53,907     16.24
                             --------  --------   --------  --------   --------  --------   --------  --------   --------  --------

      Total loans             466,592    100.00%   406,372    100.00%   381,211    100.00%   339,353    100.00%   331,854    100.00%
                                       ========             ========             ========             ========             ========

Net deferred costs                938                  269                  275                  616                  542
                             --------             --------             --------             --------             --------

  Total loans receivable     $467,530             $406,641             $381,486             $339,969             $332,396
                             ========             ========             ========             ========             ========


--------------------------------------------------------------------------------

The following table shows the composition of the Company's loan portfolio by fixed and adjustable rate at the dates indicated:

                              ----------------------------------------------December 31,-------------------------------------------
                                     1999                 1998                 1997                 1996                 1995
                                     ----                 ----                 ----                 ----                 ----
                               Amount    Percent    Amount    Percent    Amount    Percent    Amount   Percent    Amount    Percent
                              --------  --------   --------  --------   --------  --------   --------  -------   --------  --------
                                                                      (Dollars in Thousands)
Fixed rate loans
  Commercial loans            $  9,799      2.10%  $  1,722      0.42%  $    438      0.11%  $     58     0.02%  $     --        --%

  Real estate loans
    One-to-four family          65,526     14.04     89,390     22.00    137,314     36.02    157,430    46.39    215,556     64.96
    Multi-family                 4,390      0.94        391      0.10        576      0.15        995     0.29        177      0.06
    Commercial real estate      29,687      6.36     19,735      4.85     15,863      4.16     20,304     5.98      2,200      0.66
    Construction                   600      0.13        199      0.05         63      0.02         --       --         --        --
                              --------  --------   --------  --------   --------  --------   --------  -------   --------  --------

      Total real estate loans  100,203     21.47    109,715     27.00    153,816     40.35    178,729    52.66    217,933     65.68

    Commercial leases           22,029      4.72     35,166      8.66     11,274      2.96      7,053     2.08         --        --

    Consumer loans              31,436      6.74     27,292      6.71     29,424      7.72     26,160     7.71     22,449      6.76
                              --------  --------   --------  --------   --------  --------   --------  -------   --------  --------

      Total fixed loans        163,467     35.03    173,895     42.79    194,952     51.14    212,000    62.47    240,382     72.44
                              --------  --------   --------  --------   --------  --------   --------  -------   --------  --------

Adjustable-rate loans
  Commercial loans               7,408      1.59      6,313      1.56      5,066      1.32         --       --         --        --

  Real estate loans
    One-to-four family          64,709     13.87     64,792     15.94     98,111     25.74     94,401    27.82     60,014     18.08
    Multi-family               121,719     26.09     55,270     13.60      4,028      1.06         --       --         --        --
    Commercial real estate      43,909      9.41     47,041     11.58     40,357     10.59      2,212     0.65         --        --
    Construction                45,577      9.77     40,373      9.93      8,876      2.33         --       --         --        --
                              --------  --------   --------  --------   --------  --------   --------  -------   --------  --------

      Total real estate loans  275,914     59.14    207,476     51.05    151,372     39.72     96,613    28.47     60,014     18.08

    Consumer loans              19,803      4.24     18,688      4.60     29,821      7.82     30,740     9.06     31,458      9.48
                              --------  --------   --------  --------   --------  --------   --------  -------   --------  --------

      Total adjustable rate
         loans                 303,125     64.97    232,477     57.21    186,259     48.86    127,353    37.53     91,472     27.56
                              --------  --------   --------  --------   --------  --------   --------  -------   --------  --------

Total loans                    466,592    100.00%   406,372    100.00%   381,211    100.00%   339,353   100.00%   331,854    100.00%
                                        ========             ========             ========             =======             ========

Net deferred costs                 938                  269                  275                  616                 542
                              --------             --------             --------             --------            --------

  Total loans receivable      $467,530             $406,641             $381,486             $339,969            $332,396
                              ========             ========             ========             ========            ========


--------------------------------------------------------------------------------

The following schedule illustrates the contractual maturities of the Company's loan portfolio at December 31, 1999. Mortgages which have adjustable or floating interest rates are shown as maturing in the period during which the contract is due. The schedule does not reflect the effects of possible prepayments or enforcement of due-on-sale clauses:

                       One-to-Four Family           Commercial                 Consumer
                       Residential Loans              Loans(1)                   Loans                     Total
                       -----------------              -----                      -----                     -----

                                                         (Dollars in Thousands)

Coming due during                Weighted                   Weighted                  Weighted                    Weighted
years ending                     Average                    Average                    Average                    Average
December 31,         Amount        Rate         Amount        Rate         Amount        Rate         Amount        Rate
------------       ---------    ---------     ---------    ---------     ---------    ---------     ---------    ---------
2000               $   4,980         7.41%    $  68,911         8.67%    $   6,959         8.02%    $  80,850         8.54%
2001                   4,759         7.46        27,181         8.37         6,130         7.89        38,070         8.18
2002                   6,632         7.57        17,422         7.91         5,024         7.93        29,078         7.84
2003 to 2004          20,988         7.04        33,331         7.97        10,419         8.67        64,738         7.78
2005 to 2009          17,576         7.46       131,751         7.93        22,682         9.14       172,009         8.04
2010 to 2024          59,650         7.39         6,399         8.19            25         9.06        66,074         7.47
2025 and beyond       15,650         7.39           123         8.58            --           --        15,773         7.40
                   ---------    ---------     ---------    ---------     ---------    ---------     ---------    ---------

     Total         $ 130,235         7.35%    $ 285,118         8.16%    $  51,239         8.62%    $ 466,592         7.99%
                   =========    =========     =========    =========     =========    =========     =========    =========

(1) Commercial loans consist of commercial loans, multi-family loans, commercial real estate loans, construction loans, and commercial leases.

Approximately $134.2 million in fixed rate loans and $251.6 million in variable rate loans had maturities in excess of one year at December 31, 1999.

The aggregate amount of loans that the Bank is permitted to make to any one borrower is generally limited to 15% of unimpaired capital and surplus (25% if the security for such loan has a "readily ascertainable" value). At December 31, 1999, the Bank's regulatory loan-to-one borrower limit was $7.5 million. On the same date, the Bank's largest lending relationship was $6.5 million.

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


COMMERCIAL LENDING
Over the past five years, the Company has continued to increase its originations of commercial real estate loans, multi-family loans, commercial leases and commercial loans. Management intends to focus on this type of lending. The commercial real estate loans, multi-family loans and construction loans are secured by property within the Company's market area. The commercial leases, which may extend beyond the Company's market area, are primarily investment grade leases.


--------------------------------------------------------------------------------

The underwriting standards used by the Company for these types of loans and leases include a determination of the applicant's payment history, cash flow, value of collateral, and credit worthiness of the business. These types of loans carry a rate higher than residential mortgages.

At December 31, 1999, the Company had $73.6 million in commercial real estate loans, $46.2 million in construction loans, $17.2 million in commercial loans, $22.0 million in commercial leases, and $126.1 million in multi-family loans. The allowance for possible loan and lease losses included $4,012,000 for these types of loans at December 31, 1999.

Multi-family loans showed the largest increase in 1999. These loans are concentrated in the counties surrounding the Company's locations with the major dollar volumes and numbers being situated in Cook County, Illinois. Most of these loans are to finance or refinance apartment buildings ranging in size from five units up to 24 units. The terms of the loans are one year adjustable rate, three year adjustable rate, or five year adjustable rate and have a maximum loan-to-value ratio of 80%. The Company, depending on liquidity needs, may sell participations in some of these loans in 2000.

Construction lending is primarily for rehabilitation projects in Cook County and some land development projects around the Company's lending area. These rehabilitation projects are for the conversion of old warehouse and factory space into single family townhouses or condominiums. The typical build out time is less than eighteen months and is priced at a margin above the prime rate.

Commercial real estate loans are primarily for mixed use properties, office buildings that are occupied, operating strip malls and hotel or motel loans. These loans usually reprice at least every five years based upon a margin over the five year constant maturity treasury.


ONE-TO-FOUR FAMILY RESIDENTIAL REAL ESTATE LENDING
In February, 1998, the Company established the CoVest Banc Mortgage Center. During 1999, the Mortgage Center originated and sold 493 loans and 330 additional loans were originated and retained in the Bank's portfolio. The Mortgage Center's investor network of approximately thirty investors allows the Company to offer Conventional, Jumbo, VA and B, C and D (sub-prime) loan programs. The Mortgage Center also has the ability to originate and sell 125% equity loans.

The Company will continue to originate loans targeted at low and moderate income home buyers, through the Affordable Housing Program and the Community Investment Program, which will be retained in its portfolio.

At December 1999, the Company held as mortgage backed securities ("MBS") previously securitized with Federal Home Loan Mortgage Corporation $13.5 million of 15 and 30 year fixed-rate and balloon single family residential mortgage loans. At December 31, 1999, $130.2 million of the Company's loan portfolio consisted of permanent loans on one-to-four family residences. At December 31, 1999, the Company's largest outstanding residential loan was $764,000. Substantially all of the residential loans originated by the Company are secured by properties located in the Company's primary market area. See "Origination, Purchases and Sales of Loans."

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


--------------------------------------------------------------------------------

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

The Company currently originates substantially all of its consumer loans in its primary market area. At December 31, 1999, the Company's consumer loans totaled $51.2 million or 10.98% of the Company's loan portfolio.

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

The Company offers a variety of secured consumer loans, including direct automobile loans, second mortgage loans (including home improvement loans), home equity loans, and loans secured by deposit accounts. In addition, the Company offers unsecured consumer loans. Management believes that these loans, which carry a higher rate of interest, can enhance the bottom line when offered in conjunction with a prudent credit risk policy and collection program. In 1999, the Company also began accepting loan applications through the internet.

The Company employs risk based underwriting standards for consumer loans. These include a determination of the applicant's payment history on other debt, and an assessment of the borrower's ability to meet payments on the proposed loan along with existing obligations, and an assessment of the borrower's FICO credit score. In addition to the creditworthiness of the applicant, the underwriting process also includes a comparison of the value of the security, if any, in relation to the proposed loan amount.

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


--------------------------------------------------------------------------------

The following schedule sets forth the contractual maturities of the Company's mortgage-backed securities using amortized cost as of December 31, 1999. All such securities are considered available-for-sale. Almost all of the mortgage-backed securities are anticipated to be repaid in advance of their contractual maturity as a result of projected mortgage loan prepayments, driven to a large extent by changes in the level of interest rates.

                                         ------------------------------Due In-------------------------------
                                           1 to 5       5 to 10       10 to 20      Over 20        Balance
                                           Years         Years         Years         Years       Outstanding
                                           -----         -----         -----         -----       -----------

                                                              (Dollars in Thousands)
Mortgage-backed securities
     Federal Home Loan Mortgage Corp.    $      260    $      242    $    2,784    $   12,132    $   15,418
     Federal National Mortgage Assoc             --            --            --         3,411         3,411
                                         ----------    ----------    ----------    ----------    ----------

                                         $      260    $      242    $    2,784    $   15,543    $   18,829
                                         ==========    ==========    ==========    ==========    ==========


ORIGINATIONS, PURCHASES AND SALES OF LOANS AND MORTGAGE-BACKED SECURITIES
The Company originates loans through loan officers, including commissioned originators. Walk-in customers and referrals from real estate brokers, builders and commercial lenders in the area are also important sources for loan originations.

In order to supplement loan origination during periods of unusual competition or reduced loan demand, and in order to acquire additional adjustable rate loans for asset/liability management purposes, the Company periodically considers the purchase of mortgage-backed and related securities and/or residential loans from third party lenders. In 1999, the Company did not purchase any mortgage backed securities or residential loans.

The Company has securitized residential real estate loans from time to time. When loans have been securitized, the Company retains the responsibility for servicing the loan. At December 31, 1999, and 1998, there was approximately $88.4 million and $118.8 million in the loan servicing portfolio. The Company currently holds $13.5 million of these loans as mortgage-backed securities on the balance sheet. At December 31, 1999, the Company had no outstanding commitments to sell mortgage-backed securities.


--------------------------------------------------------------------------------

The following table shows the originations, purchases, sales, and repayments of loans and mortgage-backed securities of the Company for the periods indicated:

                                                                    ----------Year Ended December 31,---------
                                                                       1999            1998            1997
                                                                       ----            ----            ----

                                                                                 (In Thousands)
Originations of portfolio loans
     Adjustable rate
         Commercial loans                                          $    20,549     $    12,304     $     5,128
         Construction loans                                             49,379          42,845          16,170
         One-to-four family                                             30,472           9,441          34,386
         Commercial real estate                                         34,452          36,845              --
         Multi-family                                                   94,174          45,683              --
         Consumer                                                       18,163          15,049          19,986
                                                                   -----------     -----------     -----------

              Total adjustable rate                                    247,189         162,167          75,670

     Fixed rate
         Commercial loans                                                   --              --              --
         One-to-four family                                                 --              --           3,962
         Commercial real estate                                             --              --          37,577
         Multi-family                                                       --              --           2,679
         Commercial leases                                               6,749          44,759          10,454
         Consumer                                                       12,433          11,548          15,096
                                                                   -----------     -----------     -----------

              Total fixed rate                                          19,182          56,307          69,768
                                                                   -----------     -----------     -----------

                  Total loans originated                               266,371         218,474         145,438

Purchases of mortgage-backed securities
     Mortgage-backed securities and participation certificates              --          40,363          52,568
                                                                   -----------     -----------     -----------

         Total purchased                                                     0          40,363          52,568

Sales and repayments of loans and mortgage-backed
  securities
     Sales of mortgage-backed securities                                (6,460)        (87,571)        (46,719)
     Sale of credit card loans                                              --         (10,805)             --
     Principal repayments                                             (215,218)       (219,182)       (101,910)
                                                                   -----------     -----------     -----------

         Total reductions                                             (221,678)       (317,558)       (148,629)

(Decrease) increase in other items, net                                     83          (1,999)         (2,894)
                                                                   -----------     -----------     -----------

Net increase (decrease) in loans and mortgage-backed securities    $    44,776     $   (60,720)    $    46,483
                                                                   ===========     ===========     ===========


--------------------------------------------------------------------------------

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

                     ------------------------Loans Delinquent For-------------------------                 Total
                     ----------30 - 89 Days----------     --------90 Days and Over--------    --------Delinquent Loans--------
                                              Percent                              Percent                             Percent
                                                of                                   of                                  of
                                               Loan                                 Loan                                Loan
                      Number      Amount     Category      Number      Amount     Category     Number      Amount     Category
                     --------    --------    --------     --------    --------    --------    --------    --------    --------

                                                              (Dollars in Thousands)
One-to-four
  family                    3    $    299        0.23%          --    $     --          --%          3    $    299        0.23%
Commercial real
  estate                    1          60        0.08           --          --          --           1          60        0.08
Multi-family               --          --          --           --          --          --          --          --          --
Construction               --          --          --           --          --          --          --          --          --
Commercial                 --          --          --           --          --          --          --          --          --
Commercial leases          --          --          --           --          --          --          --          --          --
Consumer                    6          87        0.17           --          --          --           6          87        0.17
                     --------    --------    --------     --------    --------    --------    --------    --------    --------
     Total                 10    $    446        0.10%          --    $     --          --%         10    $    446        0.10%
                     ========    ========    ========     ========    ========    ========    ========    ========    ========


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


--------------------------------------------------------------------------------

The Special Mention category consists of assets which do not currently expose a financial institution to a sufficient degree of risk to warrant classification, but do possess credit deficiencies or potential weaknesses deserving management's close attention. Assets classified as Substandard or Doubtful require the institution to establish prudent general allowances for possible loan losses. These loans are considered non-performing. If an asset or portion thereof is classified as Loss, the institution must either establish specific allowances for loan and lease losses in the amount of 100% of the portion of the asset classified as Loss, or charge off such amount. If an institution does not agree with an examiner's classification of an asset, it may appeal this determination to the Regional Director of the OCC. Certain loans delinquent less than 90 days are categorized as Special Mention. As a result of management's review of its assets, at December 31, 1999, the Company had categorized $724,000 of its assets as Special Mention, $766,000 as Substandard, and none as Doubtful or Loss. The Company's classified assets consist of non-performing loans and certain loans delinquent less than 90 days.


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

Loans which are considered to be impaired are reduced to the present value of expected future cash flows or to the fair value of the related collateral, by allocating a portion of the allowance to such loans. If these allocations cause the allowance for possible loan and lease losses to require an increase, such increase is reported as a provision for possible loan and lease losses charged to expense. Loans are evaluated for impairment when payments are delinquent 90 days or more, or when management downgrades the loan classification to doubtful.


--------------------------------------------------------------------------------

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

                                             -----------------------------December 31,-----------------------------
                                                 1999          1998           1997           1996           1995
                                                 ----          ----           ----           ----           ----

                                                                    (Dollars in Thousands)
Non-accruing loans
     One-to-four family                      $      766     $      996     $       --     $       --     $      531
     Commercial real estate loans                    --             --             --             --             --
     Multi-family loans                              --             --             --             --             --
     Construction loans                              --             --             --             --             --
     Commercial loans                                --             --             --             --             --
     Commercial leases                               --             --             --             --             --
     Consumer                                        --             25             --             95             --
                                             ----------     ----------     ----------     ----------     ----------

     Total                                          766          1,021             --             95            531

Accruing loans delinquent 90 days or more
     One-to-four family                              --             --          1,137            599             --
     Commercial real estate loans                    --             --             --             --             --
     Multi-family loans                              --             --             --             --             --
     Construction loans                              --             --             --             --             --
     Commercial loans                                --             --             --             --             --
     Commercial leases                               --             --             --             --             --
     Consumer                                        --             --            167            162            150
                                             ----------     ----------     ----------     ----------     ----------

     Total                                           --             --          1,304            761            150
                                             ----------     ----------     ----------     ----------     ----------

         Total non-performing loans          $      766     $    1,021     $    1,304     $      856     $      681
                                             ==========     ==========     ==========     ==========     ==========

              Total non-performing loans
                to net loans                       0.17%          0.25%          0.35%          0.25%          0.21%
                                             ==========     ==========     ==========     ==========     ==========

              Total non-performing loans
                as percentage of assets            0.14%          0.19%          0.22%          0.16%          0.11%
                                             ==========     ==========     ==========     ==========     ==========


Management has considered the Company's non-performing assets in establishing its Allowance for Possible Loan and Lease Losses.

As of December 31, 1999, there were no other loans not included on the table or discussed above where known information about the possible credit problems of borrowers caused management to have serious doubts as to the ability of the borrower to comply with present loan repayment terms.


--------------------------------------------------------------------------------

ALLOWANCE FOR POSSIBLE LOAN AND LEASE LOSSES
On a quarterly basis, management of the Bank meets to review the adequacy of the allowance for possible loan and lease losses. Each loan officer grades these individual commercial credits and the Company's outsourced loan review function validates the officers' grades. In the event that loan review downgrades the loan, it is included in the allowance analysis at the lower grade. The grading system is in compliance with the regulatory classifications and the allowance is allocated to the loans based on the regulatory grading, except in instances where there are known differences (i.e. collateral value is nominal, etc.).

During 1999, the loan portfolio continued its migration from a lower risk single family residential loan portfolio to a higher risk commercial loan portfolio. There have been substantial increases in the multi-family, construction, commercial real estate and commercial loan portfolios. The methodology used to determine the adequacy of the allowance for possible loan and lease losses is consistent with prior years, although there were reallocations of the allowance based on the change in composition of the portfolio.


--------------------------------------------------------------------------------

The following table sets forth an analysis of the Company's allowance for possible loan and lease losses:

                                              ----------------------Year Ended December 31,--------------------
                                                  1999          1998         1997          1996          1995
                                                  ----          ----         ----          ----          ----

                                                                    (Dollars in Thousands)
Balance at beginning of year                  $   4,312     $   3,977     $   1,424     $   1,379     $   1,520

Charge-offs

      One-to-four family                            107            38            --            --            --
      Commercial real estate loans                   --            --            --            --            --
      Multi-family loans                             --            --            --            --            --
      Construction loans                             --            --            --            --            --
      Commercial loans                              399            --            --            --            --
      Commercial leases                              --            --            --            --            --
      Consumer                                      195         1,355         1,615         1,497           903
                                              ---------     ---------     ---------     ---------     ---------

Total charge-offs                                   701         1,393         1,615         1,497           903



Recoveries

      One-to-four family                             --            --            --            --            --
      Commercial real estate loans                   --            --            --            --            --
      Multi-family loans                             --            --            --            --            --
      Construction loans                             --            --            --            --            --
      Commercial loans                               --            --            --            --            --
      Commercial leases                              --            --            --            --            --
      Consumer                                       90           161            96           145           118
                                              ---------     ---------     ---------     ---------     ---------

Total Recoveries                                     90           161            96           145           118
                                              ---------     ---------     ---------     ---------     ---------

Net charge-offs                                     611         1,232         1,519         1,352           785
                                              ---------     ---------     ---------     ---------     ---------

Additions charged to operations                   1,132         1,567         4,072         1,397           644
                                              ---------     ---------     ---------     ---------     ---------

Balance at end of year                        $   4,833     $   4,312     $   3,977     $   1,424     $   1,379
                                              =========     =========     =========     =========     =========

Ratio of net charge-offs during the
  year to average loans outstanding
  during the year                                  0.15%         0.37%         0.42%         0.39%         0.20%
                                              =========     =========     =========     =========     =========

Ratio of allowance to non-performing loans        6.31x         4.22x         3.05x         1.66x         2.02x
                                              =========     =========     =========     =========     =========

Because some loans may not be repaid in full, an allowance for possible loan and lease losses is recorded. Increases to the allowance are recorded by a provision for possible loan and lease losses charged to expense. Estimating the risk of the loss and the amount of loss on any loan is necessarily subjective. Accordingly, the allowance is maintained by management at a level considered adequate to cover possible losses that are


--------------------------------------------------------------------------------
currently anticipated based on past loss experience, general economic conditions, information about specific borrower situations including their financial position and collateral values, and other factors and estimates which are subject to change over time. While management may periodically allocate portions of the allowance for specific problem loan situations, the entire allowance is available for any loan charge-offs that occur. A loan is charged off against the allowance by management as a loss when deemed uncollectible, although collection efforts continue and future recoveries may occur.

The distribution of the Company's allowance for possible loan and lease losses at the dates indicated is summarized as follows:

                                       -----------------------------------------December 31,----------------------------------------
                                       -------1999------  ------1998-------  ------1997-------  ------1996-------  ------1995-------
                                              ----              ----               ----               ----               ----
                                                 Percent            Percent            Percent            Percent            Percent
                                       Allowance   of     Allowance   of     Allowance   of     Allowance   of     Allowance   of
                                         for      Loans      for     Loans      for     Loans      for     Loans      for     Loans
                                       Possible  in Each  Possible  in Each  Possible  in Each  Possible  in Each  Possible  in Each
                                         Loan   Category    Loan   Category    Loan   Category    Loan   Category    Loan   Category
                                         and       to        and      to        and      to        and      to        and      to
                                         Lease   Total      Lease   Total      Lease   Total      Lease   Total      Lease   Total
                                        Losses   Loans     Losses   Loans     Losses   Loans     Losses   Loans     Losses   Loans
                                        ------   -----     ------   -----     ------   -----     ------   -----     ------   -----

                                                                          (Dollars in Thousands)
One-to-four family loans               $   390    27.91%  $   387    37.94%  $   100    61.76%  $   250    74.21%  $   600    83.10%

Commercial loans and leases                738     8.41       412    10.64        76     4.40        --     2.10        --       --

Commercial real estate, construction,
  and multi-family                       3,274    52.70     2,953    40.11     2,180    18.30       285     6.93        44     0.66

Consumer loans                             431    10.98       560    11.31     1,621    15.54       889    16.76       735    16.24
                                       -------  -------   -------  -------   -------  -------   -------  -------   -------  -------

   Total                               $ 4,833   100.00%  $ 4,312   100.00%  $ 3,977   100.00%  $ 1,424   100.00%  $ 1,379   100.00%
                                       =======  =======   =======  =======   =======  =======   =======  =======   =======  =======

Note: In 1997 and 1996, management made a decision to re-allocate $150,000 and $350,000 to the Allowance on Consumer Loans from the Allowance on One-to-Four Family Loans, as no losses were realized on this portfolio during those years. In 1998, management re-allocated $837,000 from the Allowance on Consumer Loans after the sale of the credit card portfolio in November, 1998. $551,000 of this amount was re-allocated to the Allowance for Losses on Commercial and Commercial Real Estate Loans and $286,000 was re-allocated to the Allowance for Losses on One-to-Four Family Loans. In 1999, management re-allocated $220,000 from the Allowance on Consumer Loans and $203,000 from the Allowance on One-to-Four Family Loans to the Allowance for Losses on Commercial Loans. During 1999, the Company incurred $399,000 of losses on commercial loans.

Management regularly reviews its loan portfolio and charge-off experience to maintain the allowance at a level management feels is adequate.


--------------------------------------------------------------------------------

SECURITIES ACTIVITIES
The Company invests in high quality short- and medium-term securities, including U.S. government and agency securities, municipal bonds and, to a lesser extent, marketable equity securities.

The following table sets forth the composition of the Company's securities portfolio at the dates indicated. All items in the table are included at fair value.

                                -----------------------------Year Ended December 31,------------------------------
                                ----------1999----------     ----------1998----------     ----------1997----------
                                   Fair           % of          Fair           % of          Fair           % of
                                   Value         Total          Value         Total          Value         Total
                                ----------    ----------     ----------    ----------     ----------    ----------
                                                              (Dollars in Thousands)
U.S. Treasury                   $       --            --%    $       --            --%    $   11,013          6.71%
U.S. government agency              34,580         44.92         30,041         34.13         19,991         12.18
Marketable equity securities         1,271          1.65            853          0.97            408          0.25
Municipal bonds                     15,851         20.59         13,872         15.76          4,428          2.70
FHLMC mortgage-backed
  and related                       15,375         19.97         22,194         25.22         58,000         35.33
GNMA mortgage-backed
  and related                           --            --          7,325          8.32          4,594          2.80
FNMA mortgage-backed
  and related                        3,384          4.39          5,353          6.08         57,513         35.03
CMO mortgage-related                    --            --             --            --            646          0.39
                                ----------    ----------     ----------    ----------     ----------    ----------

     Subtotal                       70,461         91.52         79,638         90.48        156,593         95.39

FRB stock                              469          0.61            469          0.53            469          0.29
FHLB stock                           6,060          7.87          7,910          8.99          7,110          4.32
                                ----------    ----------     ----------    ----------     ----------    ----------

     Total securities
       and  stock               $   76,990        100.00%    $   88,017        100.00%    $  164,172        100.00%
                                ==========    ==========     ==========    ==========     ==========    ==========
Average remaining life
  of non-mortgage-backed
  securities                          3.79 years                   3.55 years                    2.45 years

The composition and contractual maturities of the securities portfolio at December 31, 1999, excluding mortgage-backed securities, Federal Reserve Bank of Chicago stock, FHLB of Chicago stock, and marketable equity securities, is indicated in the following table.

                                                 ----------------------Due In-----------------------
                                                 Less than      1 to 5        5 to 10       Over 10       Total
                                                   1 Year        Years         Years         Years      Securities
                                                 ---------     ---------     ---------     ---------    ----------
                                                                      (Dollars in Thousands)
U.S. Treasury                                    $      --     $      --     $      --     $      --     $      --
U.S. government agency                               4,986        21,348         7,012         1,234        34,580
Municipal bonds                                      3,607         9,267         2,977            --        15,851
                                                 ---------     ---------     ---------     ---------     ---------

     Total securities                            $   8,593     $  30,615     $   9,989     $   1,234     $  50,431
                                                 =========     =========     =========     =========     =========

Weighted average yield                                5.85%         5.95%         5.92%         7.18%         5.96%
                                                 =========     =========     =========     =========     =========


--------------------------------------------------------------------------------

SOURCES OF FUNDS

GENERAL
Deposit accounts have traditionally been the principal source of the Company's funds for use in lending and for other general business purposes. In addition to deposits, the Company derives funds from borrowings, loan repayments and cash flows generated from operations. Scheduled loan payments are a relatively stable source of funds, while loan prepayments and deposit flows are greatly influenced by general interest rates, and competition.

The Company faces substantial competition in attracting deposits from other savings institutions, commercial banks, securities firms, money market and mutual funds, and credit unions. The ability of the Company to attract and retain deposits depends on its ability to provide an investment opportunity that satisfies the requirements of investors as to rate of return, liquidity, risk and other factors. The Company competes for these deposits by offering a variety of deposit accounts at competitive rates, convenient business hours and a customer oriented staff. In 1999, the Company increased its reliance on purchased money deposits as a source of funds.

The primary source of borrowings has been the FHLB of Chicago. The Company has regularly used this as an alternative source of funding. At December 31, 1999, the Company had outstanding borrowings of $104 million from the FHLB of Chicago. The Company has also utilized credit lines with other financial institutions for short term funding needs. Two additional non-deposit sources of funds which the Company used during 1999 are the Treasury Tax and Loan Option Account and the Retail Repurchase Agreement. The Treasury Tax and Loan Option Account enables the U. S. Treasury to keep tax dollars with the Company at a floating interest rate, and the Retail Repurchase Agreement allows customers to lend the Company money which is secured by a security that the Bank owns.


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

The Company believes that non-certificate accounts can provide relatively low cost funds and accordingly, the Company introduces promotions to attract new checking and money market accounts. The Company has offered new services to make its checking accounts more desirable, such as Telephone Access Banking and Debit Card, both of which have been extensively utilized by customers. PC Banking was introduced in 1998. In 1999, the Company introduced Gold Star Checking, a high interest checking account requiring a minimum balance of $3,500. It also launched the Diamond Club, which requires a minimum deposit balance of $100,000, a Gold Star Checking account, a preferred money market account, and provides additional benefits and services to the customer.

The Company also solicits deposits from outside its primary market area. Purchased money deposits became an increasingly important source of funds during 1999, and as of December 31, 1999, amounted to $44.2 million. These deposits replaced long term borrowings called by the FHLB of Chicago.


--------------------------------------------------------------------------------

The following table sets forth the deposit flows experienced by the Company during the periods indicated:

                                                                  -------------Year Ended December 31,------------

                                                                               (Dollars in Thousands)

                                                                      1999              1998              1997
                                                                      ----              ----              ----
Deposit balance at January 1                                      $    364,535      $    371,752      $    402,090
Deposits                                                             1,154,544           756,327           594,060
Withdrawals                                                         (1,136,343)         (779,139)         (641,008)
Interest credited                                                       15,319            15,595            16,610
                                                                  ------------      ------------      ------------

Deposit balance at December 31                                    $    398,055      $    364,535      $    371,752
                                                                  ============      ============      ============

     Net increase/(decrease)                                      $     33,520      $     (7,217)     $    (30,338)
                                                                  ============      ============      ============

Percent increase/(decrease)                                               9.20%            (1.94)%           (7.55)%
                                                                  ============      ============      ============

The following table sets forth the dollar amount of deposits in the various types of deposit programs offered by the Company for the periods indicated:

                                -----------------------------Year Ended December 31,------------------------------
                                ----------1999----------     ----------1998----------     ----------1997----------
                                                 % of                         % of                         % of
                                  Amount        Total          Amount        Total          Amount        Total
                                  ------        -----          ------        -----          ------        -----

                                                             (Dollars in Thousands)
Checking accounts               $   41,621         10.46%    $   38,823         10.65%    $   35,265          9.49%
Money market accounts               88,779         22.30         85,209         23.37         57,158         15.37
Saving accounts                     49,700         12.48         52,990         14.54         59,562         16.02
                                ----------    ----------     ----------    ----------     ----------    ----------

      Total non-certificates       180,100         45.24        177,022         48.56        151,985         40.88

Certificates of deposit
     0.00 - 2.99%                       --            --            120          0.03             27          0.01
     3.00 - 3.99%                       --            --             --            --             18          0.01
     4.00 - 4.99%                   44,903         11.28         47,612         13.06          5,663          1.52
     5.00 - 5.99%                   96,758         24.31        101,385         27.81        149,140         40.12
     6.00 - 6.99%                   69,524         17.47         30,738          8.43         43,665         11.75
     7.00 - 7.99%                    6,676          1.68          7,630          2.09         14,379          3.86
     8.00 - 8.99%                       79          0.02             14          0.01          3,218          0.87
     9.00 - 9.99%                       15            --             14          0.01          3,657          0.98
                                ----------    ----------     ----------    ----------     ----------    ----------

      Total certificates           217,955         54.76        187,513         51.44        219,767         59.12
                                ----------    ----------     ----------    ----------     ----------    ----------

        Total deposits          $  398,055        100.00%    $  364,535        100.00%    $  371,752        100.00%
                                ==========    ==========     ==========    ==========     ==========    ==========


--------------------------------------------------------------------------------

The following table shows rate and maturity information for the Company's certificates of deposit as of December 31, 1999. The table below details the scheduled maturities of certificates of deposit:

                   2000          2001        2002          2003         2004      Thereafter     Total
                   ----          ----        ----          ----         ----      ----------     -----

                                                     (In Thousands)
0.0  - 2.99%    $      --     $      --    $      --    $      --    $      --    $      --
3.00 - 3.99%           --            --           --           --           --           --
4.00 - 4.99%       39,125         3,191        1,195          687          550          155       44,903
5.00 - 5.99%       83,545         8,815        2,146        1,464          236          552       96,758
6.00 - 6.99%       41,184        14,745       13,556            3           --           36       69,524
7.00 - 7.99%        3,714             3        2,959           --           --           --        6,676
8.00 - 8.99%           75             4           --           --           --           --           79
9.00 - 9.99%           15            --           --           --           --           --           15
                ---------     ---------    ---------    ---------    ---------    ---------    ---------

                $ 167,658     $  26,758    $  19,856    $   2,154    $     786    $     743    $ 217,955
                =========     =========    =========    =========    =========    =========    =========


The following table indicates the amount of the Company's certificates of deposit by time remaining until maturity as of December 31, 1999.

                                                  ---------------------------Maturity--------------------------
                                                  3 Months      3 to 6       6 to 12      Over 12
                                                   or Less      Months       Months       Months        Total
                                                  ---------    ---------    ---------    ---------    ---------

                                                                         (In Thousands)
Certificates of deposit less than $100,000        $  38,743    $  32,095    $  55,950    $  28,182    $ 154,970

Certificates of deposit of $100,000 or more(1)       12,537        8,890       19,443       22,115       62,985
                                                  ---------    ---------    ---------    ---------    ---------

     Total certificates of deposit                $  51,280    $  40,985    $  75,393    $  50,297    $ 217,955
                                                  =========    =========    =========    =========    =========

(1)  Includes "Jumbo" certificates of $8,204,000.

"Jumbo" certificates are a deposit product for deposits of over $100,000 which carry a rate and term negotiated between the Bank and the depositor at the time of issuance. Not all certificates of deposit with balances in excess of $100,000 are "Jumbo".


--------------------------------------------------------------------------------

BORROWINGS
The Company's other available sources of funds include advances from the FHLB of Chicago, daily advances under credit lines with other financial institutions, and collateralized borrowings. As a member of the FHLB of Chicago, the Company is required to own stock in the FHLB of Chicago and is authorized to apply for advances from the FHLB of Chicago. Each FHLB credit program has its own interest rate, which may be fixed or variable, and range of maturities. The FHLB of Chicago may prescribe the acceptable uses for these advances, as well as limitations on the size of the advances and repayment provisions. The Company had $104 million of FHLB advances outstanding at December 31, 1999, secured by residential mortgage loans and $13 million in mortgage backed securities.

The following table sets forth the maximum month-end balance, average balance, and weighted average rates of borrowings for the periods indicated:

                                                        1999           1998           1997
                                                        ----           ----           ----

                                                              (Dollars in Thousands)
Maximum month-end balances
     FHLB advances                                  $  120,000     $  120,000     $  135,000
     Securities sold under repurchase agreements         5,734          3,774         14,292
     Other                                              26,311          2,981         10,000

Average balances
     FHLB advances                                     113,589        154,644         71,956
     Securities sold under repurchase agreements         3,750          3,365         12,781
     Other                                               8,855          6,993          3,497

Weighted average rates at end of year
     FHLB advances                                        5.50%          5.56%          5.99%
     Securities sold under repurchase agreements          4.71           5.14           5.22
     Other                                                5.44           5.16           5.30


--------------------------------------------------------------------------------

                           SUPERVISION AND REGULATION

GENERAL
Financial institutions and their holding companies are extensively regulated under federal and state law. As a result, the growth and earnings performance of the Company can be affected not only by management decisions and general economic conditions, but also by the requirements of applicable state and federal statutes and regulations and the policies of various governmental regulatory authorities, including the Office of the Comptroller of the Currency (the "OCC"), the Board of Governors of the Federal Reserve System (the "Federal Reserve"), the Federal Deposit Insurance Corporation (the "FDIC"), the Internal Revenue Service and state taxing authorities and the Securities and Exchange Commission (the "SEC"). The effect of applicable statutes, regulations and regulatory policies can be significant, and cannot be predicted with a high degree of certainty.

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


RECENT REGULATORY DEVELOPMENTS

PENDING LEGISLATION
On November 12, 1999, President Clinton signed legislation that will allow bank holding companies to engage in a wider range of nonbanking activities, including greater authority to engage in securities and insurance activities. Under the Gramm-Leach-Bliley Act (the "Act"), a bank holding company that elects to become a financial holding company may engage in any activity that the Federal Reserve, in consultation with the Secretary of the Treasury, determines by regulation or order is (i) financial in nature, (ii) incidental to any such financial activity, or (iii) complementary to any such financial activity and does not pose a substantial risk to the safety or soundness of depository institutions or the financial system generally. The Act specifies certain activities that are deemed to be financial in nature, including lending, exchanging, transferring, investing for others, or safeguarding money or securities; underwriting and selling insurance; providing financial, investment, or economic advisory services; underwriting, dealing in or making a market in, securities; and any activity currently permitted for bank holding companies by the Federal Reserve under section 4(c)(8) of the Bank Holding Company Act. A bank holding company may elect to be treated as a financial holding company only if all depository institution subsidiaries of the holding company are well-capitalized, well-managed and have at least a satisfactory rating under the Community Reinvestment Act.

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


--------------------------------------------------------------------------------

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

At this time, the Company is unable to predict the impact the Act may have on the Company and the Bank. Various bank regulatory agencies have begun issuing proposed regulations as mandated by the Act. On January 19, 1999, the Federal Reserve issued an interim rule, which sets forth procedures by which bank holding companies may become financial holding companies, the criteria necessary for such a conversion, and the Federal Reserve's enforcement powers should a holding company fail to maintain compliance with the criteria. That same day the Office of the Comptroller of the Currency issued a proposed rule discussing the procedures by which national banks may establish financial subsidiaries as well as the qualifications and safeguards that will be required. Both rules become effective on March 11, 2000, the effective day of the Act.


THE COMPANY

GENERAL
The Company, as the sole shareholder of the Bank, is a bank holding company. As a bank holding company, the Company is registered with, and is subject to regulation by, the Federal Reserve under the Bank Holding Company Act, as amended (the "BHCA"). In accordance with Federal Reserve policy, the Company is expected to act as a source of financial strength to the Bank and to commit resources to support the Bank in circumstances where the Company might not otherwise do so. Under the BHCA, the Company is subject to periodic examination by the Federal Reserve. The Company is also required to file with the Federal Reserve periodic reports of the Company's operations and such additional information regarding the Company and its subsidiaries as the Federal Reserve may require.

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

The BHCA also generally prohibits the Company from acquiring direct or indirect ownership or control of more than 5% of the voting shares of any company which is not a bank and from engaging in any business other than that of banking, managing and controlling banks or furnishing services to banks and their subsidiaries. This general prohibition is subject to a number of exceptions. The principal exception allows bank holding companies to engage in, and to own shares of companies engaged in, certain businesses found by the Federal Reserve to be "so closely related to banking ... as to be a proper incident thereto." Under current regulations of the Federal Reserve, the Company and its non-bank subsidiaries are permitted to engage in a variety of banking-related businesses, including the operation of a thrift, sales and consumer finance, equipment leasing, the operation of a computer


--------------------------------------------------------------------------------
service bureau (including software development), and mortgage banking and brokerage. The BHCA generally does not place territorial restrictions on the domestic activities of non-bank subsidiaries of bank holding companies.

Federal law also prohibits any person or company from acquiring "control" of a bank or a bank holding company without prior notice to the appropriate federal bank regulator. "Control" is defined in certain cases as the acquisition of 10% of the outstanding shares of a bank or bank holding company.

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

As of December 31, 1999, the Company had regulatory capital in excess of the Federal Reserve's minimum requirements, with a risk-based capital ratio of 13.3%.

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


--------------------------------------------------------------------------------

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

During the year ended December 31, 1999, SAIF assessments ranged from 0% of deposits to 0.27% of deposits. For the semi-annual assessment period beginning January 1, 2000, SAIF assessment rates will continue to range from 0% of deposits to 0.27% of deposits.

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

FICO ASSESSMENTS
Since 1987, a portion of the deposit insurance assessments paid by SAIF members has been used to cover interest payments due on the outstanding obligations of the Financing Corporation ("FICO"). FICO was created in 1987 to finance the recapitalization of the Federal Savings and Loan Insurance Corporation, the SAIF's predecessor insurance fund. As a result of federal legislation enacted in 1996, beginning as of January 1, 1997, both SAIF members and members of the FDIC's Bank Insurance Fund ("BIF") became subject to assessments to cover the interest payments on outstanding FICO obligations. These FICO assessments are in addition to amounts assessed by the FDIC for deposit insurance. Between January 1, 2000 and the final maturity of the outstanding FICO obligations in 2019, BIF members and SAIF members will share the cost of the interest on the FICO bonds on a PRO RATA basis. During the year ended December 31, 1999, the FICO assessment rate for SAIF members ranged between approximately 0.058% of deposits and approximately 0.061% of deposits, while the FICO assessment rate for BIF members ranged between approximately 0.0116% of deposits and approximately 0.0122% of deposits. During the year ended December 31, 1999, the Bank paid FICO assessments totaling $210,895.


--------------------------------------------------------------------------------

SUPERVISORY ASSESSMENTS
National banks are required to pay supervisory assessments to the OCC to fund the operations of the OCC. The amount of the assessment is calculated using a formula which takes into account the bank's size and its supervisory condition (as determined by the composite rating assigned to the bank as a result of its most recent OCC examination). During the year ended December 31, 1999, the Bank paid supervisory assessments to the OCC totaling $118,553.

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

The capital requirements described above are minimum requirements. Higher capital levels will be required if warranted by the particular circumstances or risk profiles of individual institutions. For example, the regulations of the OCC provide that additional capital may be required to take adequate account of, among other things, interest rate risk or the risks posed by concentrations of credit , nontraditional activities or securities trading activities.

During the year ended December 31, 1999, the Bank was not required by the OCC to increase its capital to an amount in excess of the minimum regulatory requirement. As of December 31, 1999, the Bank exceeded its minimum regulatory capital requirements with a risk-based capital ratio of 12.8%.

Federal law provides the federal banking regulators with broad power to take prompt corrective action to resolve the problems of undercapitalized institutions. The extent of the regulators' powers depends on whether the institution in question is "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized" or "critically undercapitalized," in each case as defined by regulation. Depending upon the capital category to which an institution is assigned, the regulators' corrective powers include: requiring the institution to submit a capital restoration plan; limiting the institution's asset growth and restricting its activities; requiring the institution to issue additional capital stock (including additional voting stock) or to be acquired; restricting transactions between the institution and its affiliates; restricting the interest rate the institution may pay on deposits; ordering a new election of directors of the institution; requiring that senior executive officers or directors be dismissed; prohibiting the institution from accepting deposits from correspondent banks; requiring the institution to divest certain subsidiaries; prohibiting the payment of principal or interest on subordinated debt; and ultimately, appointing a receiver for the institution. As of December 31, 1999, the Bank was "well capitalized", as defined by OCC regulations.

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

The payment of dividends by any financial institution or its holding company is affected by the requirement to maintain adequate capital pursuant to applicable capital adequacy guidelines and regulations, and a financial institution generally is prohibited from paying any dividends if, following payment thereof, the institution would be undercapitalized. As described above, the Bank exceeded its minimum capital requirements under applicable guidelines as of December 31, 1999. As of December 31, 1999, approximately $195,000 was available to be paid as dividends to the Company by the Bank. Notwithstanding the availability of funds for dividends, however, the


--------------------------------------------------------------------------------

OCC may prohibit the payment of any dividends by the Bank if the OCC determines such payment would constitute an unsafe or unsound practice.

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

SAFETY AND SOUNDNESS STANDARDS
The federal banking agencies have adopted guidelines which establish operational and managerial standards to promote the safety and soundness of federally insured depository institutions. The guidelines set forth standards for internal controls, information systems, internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, compensation, fees and benefits, asset quality and earnings. Since the fourth quarter of 1998, and through the first quarter of 2000, the federal banking regulators have issued safety and soundness standards for achieving Year 2000 compliance, including standards for developing and managing Year 2000 project plans, testing remediation efforts and planning for contingencies.

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


--------------------------------------------------------------------------------

FEDERAL RESERVE SYSTEM
Federal Reserve regulations, as presently in effect, require depository institutions to maintain non-interest earning reserves against their transaction accounts (primarily NOW and regular checking accounts), as follows: for transaction accounts aggregating $44.3 million or less, the reserve requirement is 3% of total transaction accounts; and for transaction accounts aggregating in excess of $44.3 million, the reserve requirement is $1.329 million plus 10% of the aggregate amount of total transaction accounts in excess of $44.3 million. The first $5.0 million of otherwise reservable balances are exempted from the reserve requirements. These reserve requirements are subject to annual adjustment by the Federal Reserve. The Bank is in compliance with the foregoing requirements.


--------------------------------------------------------------------------------

EXECUTIVE OFFICERS OF THE COMPANY
The executive officers of the Company, each of whom is also an executive officer of the Bank, are identified below. The executive officers of the Company are elected annually by the Company's Board of Directors.


Name                     Position with Company                       Position with Bank
---------------------    ----------------------------------------    ---------------------------------------------
James L. Roberts         President and Chief Executive Officer       President and Chief Executive Officer

Paul A. Larsen           Executive Vice President, Treasurer,        Executive Vice President, Treasurer,
                         Chief Financial Officer, and Corporate      Chief Financial Officer, and Corporate
                         Secretary                                   Secretary

Joseph H. Tillotson      Executive Vice President                    Executive Vice President, Retail Banking

Barbara A. Buscemi       Senior Vice President                       Senior Vice President, Human Resources

Joseph J. Gillings       Senior Vice President                       Senior Vice President, Commercial Banking

Michael A. Sykes         Senior Vice President                       Senior Vice President, Commercial Real Estate


James L. Roberts, age 57, was elected as the Company's President and Chief Executive Officer on January 21, 1999. Prior to joining the Bank, Mr. Roberts was President and CEO of Perpetual Midwest Financial, Inc. of Cedar Rapids, Iowa from 1993 through 1998. He has over 30 years of experience in the financial services industry.

Paul A. Larsen, age 50, was named an Executive Vice President, Chief Financial Officer and Treasurer of the Company and the Bank in April, 1999. He joined the Company in March, 1995 as Senior Vice President, Chief Financial Officer and Treasurer. Mr. Larsen has over 25 years of financial management and treasury operations experience within the commercial banking environment.

Joseph H. Tillotson, age 55, was named an Executive Vice President of the Company and the Bank in April, 1999. He joined the Bank in March, 1993 as Lending Manager. Since June 1997, Mr. Tillotson has been managing Retail Banking. Mr. Tillotson has over 25 years of lending and operations experience in banking.

Barbara A. Buscemi, age 45, was named Senior Vice President of the Company and the Bank in April, 1999. She joined the Bank in November, 1996 as Manager of the Human Resources Department. Prior to joining the Bank, she was employed by LaSalle Bank, Illinois as Manager of Employment/Employee Relations since 1990. Ms. Buscemi has over 15 years experience in human resource management.

Joseph J. Gillings, age 58, was named Senior Vice President and Senior Commercial Lending Officer of the Company and the Bank in April, 1999. He joined the Bank in October, 1997 as a Vice President in the Commercial Banking Department. Mr. Gillings was a Sales and Marketing Agent for Northwestern Mutual Life Insurance from 1992 until 1997. Prior to joining Northwestern Mutual, Mr. Gillings had over 25 years experience in commercial banking.


--------------------------------------------------------------------------------

Michael A. Sykes, age 36, was named Senior Vice President and Senior Mortgage Lending Officer of the Company and the Bank in April, 1999. He also manages the Mortgage Center. He joined the Bank in August, 1997 as a Vice President in the Commercial Real Estate Department. Prior to joining the Bank, Mr. Sykes had been a Vice President in the Commercial Real Estate Division at Banco Popular in 1996 and 1997, and at LaSalle Bank from 1993 until 1996. Mr. Sykes has over 15 years experience in commercial real estate.



ITEM 2. PROPERTIES

The Company owns the building and land for its headquarters, which is located at 749 Lee Street, Des Plaines, Illinois, and which opened in 1954. At December 31, 1999, this property had 19,575 square feet and a net book value of approximately $3.3 million. The Company also owns the land for its employee parking lot located at 761 Graceland Street, Des Plaines, Illinois.

In March, 1994, the Company acquired the Arlington Heights branch of the former Irving Federal Bank, F.S.B. from the Resolution Trust Corporation. The building contains approximately 14,260 square feet. At December 31, 1999, the net book value of the land and the building was approximately $2.5 million.

In March of 1995, the Company opened a new branch office in Schaumburg, Illinois. The office has approximately 9,800 square feet of space and is situated on a 1.6 acre parcel. At December 31, 1999 the net book value of the land and the building was approximately $2.8 million.

On February 12, 1998, the Company entered into a lease arrangement for 2,100 square feet at 1771 North Richmond Road, McHenry, Illinois. The term of the lease is five years with two additional five year options. This location houses the Mortgage Center. Building improvements at this facility had a book value of approximately $0.1 million as of December 31, 1999.



ITEM 3. LEGAL PROCEEDINGS

The Company and its subsidiaries are involved as plaintiff or defendant in various legal actions arising in the normal course of their businesses. While the ultimate outcome of these various legal proceedings cannot be predicted with certainty, it is the opinion of management that the resolution of these legal actions should not have a material effect on the Company's consolidated financial position or results of operations.



ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the quarter ended December 31, 1999.


--------------------------------------------------------------------------------

                                     PART II


ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
        STOCK HOLDER MATTERS

As of March 3, 2000, there were approximately 670 holders of record of CoVest Bancshares, Inc. Common Stock, and an estimated 1,700 holders of its stock in "street name."

The Common Stock of CoVest Bancshares, Inc. is traded on the Nasdaq Stock Market National Market System under the symbol COVB.

The table below shows the reported high and low sales prices and dividends (split adjusted) during the periods indicated. The Common Stock began trading on June 30, 1992.


1999         Dividend     High       Low        1998         Dividend     High      Low
----         --------     ----       ---        ----         --------     ----      ---
1st Qtr.     $.08         $15.38     $11.25     1st Qtr.     $.08         $19.75    $14.50
2nd Qtr.      .08          14.88      11.13     2nd Qtr.      .08          20.75     17.38
3rd Qtr.      .08          15.50      13.25     3rd Qtr.      .08          18.75     12.75
4th Qtr.      .08          13.81      10.75     4th Qtr.      .08          15.13     11.38

Year end closing price = $13.31           Year end closing price = $12.25



The Annual Meeting of Stockholders of CoVest Bancshares, Inc. will be held at 9:00 a.m. on Tuesday, April 25, 2000 at the following location:

                                      Casa Royale
                                      783 Lee Street
                                      Des Plaines, Illinois 60016

Stockholders are welcome to attend.

Investor information is available without charge by writing to Paul A. Larsen, Executive Vice President and Treasurer, at the corporate office:

                                      CoVest Bancshares, Inc.
                                      P.O. Box 94242
                                      Palatine, Illinois 60094-4242
                                      (847) 294-6500


The following companies make a market in COVB Common Stock:

      Stifel Nicolaus & Co., Inc           Howe Barnes Investments, Inc.
      ABN AMRO Corporation                 Herzog, Heine, Geduld, Inc.
      Sandler O'Neill Partners, L.P.


--------------------------------------------------------------------------------

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

Inquiries regarding stock transfer, registration, lost certificates or changes in name and address should be directed to the stock transfer agent and registrar by writing:

       Harris Trust and Savings Bank
       Shareholder Communications Team
       P. O. Box A 3504
       Chicago, Illinois 60690-3504
       (312) 360-5106


       Corporate Office:        CoVest Bancshares, Inc.
                                749 Lee Street
                                Des Plaines, Illinois 60016
                                (847) 294-6500


       Corporate Counsel:       Barack Ferrazzano Kirschbaum Perlman & Nagelberg
                                333 W. Wacker Drive Suite 2700
                                Chicago, Illinois 60606


       Independent Auditor:     Crowe, Chizek and Company LLP
                                One Mid America Plaza Suite 700
                                Oak Brook, Illinois 60522


       Internet address:        http://www.covestbanc.com


       CoVest Banc Branch
        Offices:
                                749 Lee Street
                                Des Plaines, Illinois 60016
                                (847) 294-6500

                                770 W. Dundee Road
                                Arlington Heights, Illinois 60004
                                (847) 577-8100

                                2601 W. Schaumburg Road
                                Schaumburg, Illinois 60194
                                (847) 798-2800


--------------------------------------------------------------------------------

       CoVest Banc
        Mortgage Center:
                                1771 N. Richmond Rd.
                                McHenry, Illinois 60050
                                (800) 995-6750


--------------------------------------------------------------------------------

ITEM 6. SELECTED FINANCIAL DATA


SELECTED CONSOLIDATED FINANCIAL INFORMATION

                                                                    As of December 31,

                                                1999         1998          1997          1996           1995
                                                ----         ----          ----          ----           ----

                                                                      (In Thousands)
Selected financial condition data
     Total assets                           $  568,496    $  548,697    $  582,722    $  541,169    $  622,500
     Loans receivable, net                     462,697       402,329       377,509       338,545       331,017
     Total securities                           76,990        88,017       164,172       172,876       255,418
     Non-interest earning assets                18,192        18,674        17,571        16,911        18,716
     Deposits                                  398,055       364,535       371,752       402,090       454,656
     Borrowings                                114,004       126,755       151,956        78,690        97,835
     Non-interest bearing liabilities           10,163        10,456        10,720        10,445        12,332
     Stockholders' equity                       46,274        46,951        48,294        49,944        57,678

Selected operations data
     Total interest income                  $   38,561    $   40,943    $   39,364    $   42,377    $   40,854
     Total interest expense                     22,225        24,739        23,914        29,241        26,727
                                            ----------    ----------    ----------    ----------    ----------

     Net interest income                        16,336        16,204        15,450        13,136        14,127

     Provision for possible loan and
         lease losses                            1,132         1,567         4,072         1,397           644
                                            ----------    ----------    ----------    ----------    ----------

     Net interest income after provision        15,204        14,637        11,378        11,739        13,483
     Total non interest income                   4,037         5,579         3,672         4,241         1,217
     Special SAIF assessment                        --            --            --         3,033            --
     Total non interest expense                 13,259        14,245        11,305        10,818        10,722
                                            ----------    ----------    ----------    ----------    ----------

     Income before income taxes                  5,982         5,971         3,745         2,129         3,978
     Income tax provision                        2,047         2,100         1,135           540         1,367
                                            ----------    ----------    ----------    ----------    ----------

     Net income                             $    3,935    $    3,871    $    2,610    $    1,589    $    2,611
                                            ==========    ==========    ==========    ==========    ==========


--------------------------------------------------------------------------------

SELECTED FINANCIAL RATIOS AND OTHER DATA


Year Ended December 31;                                   1999          1998          1997          1996          1995
                                                          ----          ----          ----          ----          ----
Performance ratios:
     Return on assets (ratio of net income to
       average total assets)                              0.72%         0.67%         0.48%         0.26%         0.46%

     Interest rate spread information
         Average during year                              2.70%         2.53%         2.42%         1.72%         2.08%
         End of year                                      2.60%         2.67%         2.52%         2.41%         1.86%

     Interest margin                                      3.18%         2.96%         2.94%         2.22%         2.59%

     Ratio of operating expenses to average
       total assets                                       2.43%         2.47%         2.08%         2.29%         1.90%

     Ratio of net interest income to non-interest
       expenses                                           1.23x         1.14x         1.37x         0.95x         1.32x

     Basic earnings per share                          $  0.96       $  0.92       $  0.61       $  0.34       $  0.51

     Diluted earnings per share                        $  0.93       $  0.87       $  0.58       $  0.32       $  0.50

     Return on stockholders' equity (ratio of
       net income to average total equity)                8.49%         8.15%         5.40%         2.94%         4.67%

     Dividend payout ratio                               33.70%        35.55%        47.70%        82.22%        40.30%

Asset quality ratios:
     Non-performing assets to total assets at
       end of year                                        0.14%         0.19%         0.22%         0.16%         0.11%

     Allowance for possible loan and lease losses
       to non-performing loans                            6.31x         4.22x         3.05x         1.66x         2.02x

Capital ratios:
     Stockholders' equity to total assets at
       end of year                                        8.14%         8.56%         8.29%         9.23%         9.27%

     Average stockholders' equity to
       average assets                                     8.49%         8.25%         8.88%         8.92%         9.92%

Ratio of average interest-earning assets to
  average interest-bearing liabilities                    1.11x         1.10x         1.12x         1.10x         1.11x

Other data
     Facilities
         Number of full-service offices                      3             3             3             3             3
         Number of mortgage centers                          1             2            --            --            --


--------------------------------------------------------------------------------

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

FINANCIAL OVERVIEW
The Company's assets increased 4% to $568.5 million as of December 31, 1999, from $548.7 million at December 31, 1998. At December 31, 1999, loans receivable represented 81.4% of total assets, while securities represented 13.5%, compared to 73.3% and 16.0% as of December 31, 1998. The increase was funded by deposit growth of $33.5 million, offsetting a decrease in borrowings of $12.8 million. These additional funds, along with an $11.0 million decrease in securities and a $29.0 million decrease in cash and cash equivalents, were used to fund net loan growth of $60.9 million. Increases were achieved in: commercial loans, $9.3 million; commercial real estate loans, $7.6 million; multi family loans, $70.4 million; construction loans, $5.6 million, and consumer loans, $5.3 million. Mortgage loans and commercial leases declined $24.2 million and $13.1 million.

For the year ended December 31, 1999, the Company earned $3,935,000, an increase of $64,000 from December 31, 1998. Without the effect of a non-recurring gain in 1998 of $672,000 from the sale of the Company's credit card portfolio, as well as 1998 security gains totaling $225,000, net income for 1999 would have increased $613,000, compared to 1998.


STOCK REPURCHASE PROGRAM AND DIVIDENDS
The Company paid regular quarterly dividends during 1999 of $.08 per share. The Company has also announced an $.08 per share dividend payable March 31, 2000, to shareholders of record on March 15, 2000.

The Company completed its 15th, 16th, and 17th stock repurchase plans for 100,000 shares each on March 25, 1999, June 30, 1999, and February 3, 2000 respectively. On February 3, 2000, the Company announced its 18th stock repurchase plan, enabling the Company to repurchase up to 100,000 shares in the open market or through privately negotiated transactions. The Company has repurchased 39,822 shares to date under this latest stock repurchase plan.


GENERAL
On June 30, 1992, the Bank converted from a federally chartered mutual savings bank to a federally chartered stock savings bank. As part of the conversion, proceeds were used to purchase the stock of the Bank. In August, 1997 the Bank was converted to a national bank.

The Company's business activities currently consist of ownership of the Bank. The Bank's principal business activities consist of attracting deposits from the public and investing these deposits, together with funds generated from operations and borrowings, primarily in commercial and commercial real estate loans, mortgage loans, consumer loans, and securities. In addition, the Bank has a subsidiary which provides insurance and brokerage services. The Bank's deposit accounts are insured to the maximum allowable by the FDIC.

The Bank's results of operations are dependent primarily on net interest income, which is the difference between the interest earned on its loans and securities portfolios, and the interest paid on deposits and borrowed funds. The Bank's operating results are also affected by other income consisting of service charges, loan origination and servicing fees, mortgage center fees, and fees from the sale of annuity and insurance products. Operating expenses of the Bank include employee compensation and benefits, commissions and incentives, occupancy and equipment costs, federal deposit insurance premiums, data processing, advertising, and other administrative expenses.

The Bank's results of operations are further affected by economic and competitive conditions, particularly changes in market interest rates. Results are also affected by monetary and fiscal policies of the federal government, and actions of regulatory authorities.


--------------------------------------------------------------------------------

The Company's basic mission is to continue to serve its local communities by offering profitable financial services. In seeking to accomplish this mission, management is committed to (i) maintaining tangible capital in excess of regulatory requirements, (ii) maintaining high asset quality, (iii) maximizing interest rate spread, and (iv) managing exposure to interest rate risk.

The following information for the Company is presented on a consolidated basis. Except as the context otherwise requires, references to the "Company" refer to the Company, the Bank, and the Bank's subsidiary, CoVest Investments, Inc. The discussion and analysis that follows should be read in conjunction with the consolidated financial statements, notes, and tables presented herein. The information provided below has been rounded in order to simplify presentation. However, ratios and percentages are calculated using the detailed financial information.


BUSINESS STRATEGY
Management of the Company has accomplished much of the restructuring necessary to fully transform the balance sheet to that of a full service commercial bank. In 1996, the Company sold over $93 million of securitized 15 and 30 year fixed rate mortgage-backed securities and replaced most of those fixed rate assets with shorter term floating rate instruments. In December, 1996, the Company securitized $61 million in fixed rate long-term mortgages and seven to ten year balloon mortgages with the FHLMC. These securities were classified as available-for-sale mortgage backed securities. Some of these were sold in 1997 to reduce interest rate risk and provide additional funding for commercial related loans. In 1997, the Company securitized $17.8 million of residential fixed rate mortgages that were not scheduled to reprice in the next five years. Additional securitized loans were sold in 1998 and 1999 to provide liquidity and fund commercial, multi-family, construction, and commercial real estate loan originations. In 1998, the Company opened mortgage centers in McHenry and Aurora, Illinois. These offices were subsequently consolidated in McHenry. The Mortgage Center concentrates on mortgage loan originations and sales. The loans are sold on a service released basis to mortgage buyers for which the Company receives a fee and has no additional rights.

These changes allow the Company to concentrate on filling the void left by the consolidation of competing financial institutions in its marketplace and to serve, "on a timely basis", those commercial lending prospects who may need a commercial loan, a commercial real estate loan, a construction loan or multi-family loan. The Company's ability to serve this market helped to expand the commercial related portfolio by $79.8 million during 1999. Most of this increase came in multi-family loans, which increased by $70.4 million, followed by increases of $9.3 million in commercial loans, $7.6 million in commercial real estate loans and $5.6 million in construction lending. Leases outstanding decreased by $13.1 million.

Changing the Bank's name in June, 1997 from First Federal Bank to CoVest Banc and changing the Bank's charter affiliation in August, 1997 from a thrift to a national bank helped attract customers who may not have previously associated with First Federal Bank because of the perception that the Bank was a savings and loan whose core business was limited to first mortgages and certificates of deposits to the retail sector.

Total deposits increased 9% to $398.1 million from $364.5 million at December 31, 1998. The deposit base of the organization is also undergoing a transformation, as non interest bearing deposits increased by $4.7 million, or 31% from December 31, 1998. In addition, certificates of deposit increased by $30.5 million, or 16%, as a result of purchased money deposits. The Company's other core deposits, interest bearing checking, money market accounts and savings accounts have remained relatively constant from year to year.

In 1999, the Company began soliciting deposits from outside its primary market area. Purchased money deposits became an increasingly important source of funds during 1999, and as of December 31, 1999, amounted to $44 million. These deposits replaced long term borrowings called by the Federal Home Loan Bank and had a lower cost than borrowings for a similar time period offered by the Federal Home Loan Bank.


--------------------------------------------------------------------------------

The Company continues to strive to build the volume of non-interest bearing checking accounts coupled with a "direct deposit" function. This transaction account is another core account of a community bank. From the Company's perspective it also helps improve non-interest income and will help to improve the net interest margin. The Company offers promotions to attract new checking accounts and provides additional services to make these accounts more desirable. These services include telephone banking and a Debit Card. PC Banking was introduced in 1998. In 1999, the Company introduced Gold Star Checking, a high interest checking account requiring a minimum balance of $3,500. It also launched the Diamond Club, which requires a minimum deposit balance of $100,000, a Gold Star Checking account, a preferred money market account, and provides additional benefits and services to its members.

Certificates of deposit have increased from $187.5 million at December 31, 1998 to $218.0 on December 31, 1999. This increase was primarily due to the Company's increased reliance on purchased money deposits. In setting rates, the Company regularly evaluates (i) its investment and lending opportunities, (ii) its internal cost of funds, (iii) the rates being offered by competing institutions and (iv) its liquidity position. In order to decrease the volatility of its deposits, the Company imposes penalties on early withdrawal of its certificates of deposit.

At December 31, 1999, total non-performing assets amounted to $0.8 million, or 0.17% of net loans receivable compared to $1.0 million, or 0.25% of net loans receivable at December 31, 1998.

At December 31, 1999, the allowance for possible loan and lease losses amounted to $4.8 million, or 6.31x non-performing loans as compared to 4.22x coverage at December 31, 1998.

Stockholders' equity in CoVest Bancshares, Inc. totaled $46.3 million at December 31, 1999. The number of common shares outstanding was 4,104,007 and the book value per common share outstanding was $11.28 as of December 31, 1999. At March 3, 2000, 60,178 shares remained to be repurchased under the 18th stock repurchase program.


COMPARISON OF OPERATING RESULTS FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998

GENERAL
The Company earned $3,935,000 for the year ended December 31, 1999, versus $3,871,000 for the year ended December 31, 1998. This represented $0.96 (basic) and $0.93 (diluted) earnings per share versus $0.92 (basic) and $0.87 (diluted) earnings per share for the twelve months of 1998, an increase of 4% and 7% respectively from 1998.

Cash earnings for 1999, consisting of net earnings of $3,935,000 and the after tax affect of goodwill of $126,000 were $4,061,000, or $0.99 (basic) and $0.95 (diluted) earnings per share, compared to $3,997,000 or $0.95 (basic) and $0.89 (diluted) earnings per share in 1998.

Returns on average equity and average assets for the year ended December 31, 1999, were 8.49% and 0.72% compared to 8.15% and 0.67% in 1998. Cash earnings for 1999 represented returns on average equity and average tangible assets of 8.77% and 0.74%, compared to 8.41% and 0.69% for 1998.

INTEREST INCOME
Interest income for 1999 decreased by $2.4 million from 1998. The 1999 decline was primarily due to a reduction of $30 million in average earning assets as compared to 1998. The overall yield on earning assets decreased 1 basis point, from 7.43% in 1998 to 7.42% in 1999.


--------------------------------------------------------------------------------

INTEREST EXPENSE
The interest expense for the same periods decreased from $24.7 million in 1998 to $22.2 million in 1999. This $2.5 million decrease resulted from a decrease of $33.9 million in funding liabilities and an 18 basis point reduction in cost of funds. Management anticipates its cost of funds to increase in 2000.

NET INTEREST INCOME
Net interest income increased by $132,000 or 1% in 1999 versus 1998, even though average earning assets were $30 million less in 1999 versus 1998. In 1999, average loans receivable were $419 million versus $407 million in 1998. Higher yielding multi family loans continued to increase while mortgage loans outstanding decreased. Lower yielding investments, including securities and overnight deposits, averaged $105 million in 1999 versus $147 million in 1998.

The Company's net interest rate spread and margin averaged 2.70% and 3.18% during 1999, a 17 basis point increase in the net interest rate spread and 22 basis point increase in the net interest rate margin from 2.53% and 2.96% during 1998. This represented an increase of 7% in both net interest rate spread and net interest rate margin. Due to anticipated higher costs of funds, the Company does not expect this rate of growth to continue during the next year.

PROVISION FOR POSSIBLE LOAN AND LEASE LOSSES
The provision for possible loan and lease losses decreased $435,000, or 28% in 1999 versus 1998. This decrease was because the Company sold its credit card portfolio in the fourth quarter of 1998. During 1998, the Company experienced net loan losses from its credit card portfolio of $1.1 million out of total net chargeoffs of $1.2 million.

NON-INTEREST INCOME
Non-interest income declined $1,542,000, or 28%, versus 1998. This decrease was primarily due to the following 1998 events: the Company recognized $672,000 in non-recurring income related to the sale of the credit card portfolio and security gains of $225,000. During 1999, security losses of $10,000 were recognized. The Company also recognized a $94,000 gain on a sale of other real estate owned in 1999. During 1999, net Mortgage Center income declined $257,000, as volume dropped in response to increases in mortgage interest rates. In addition, insurance and discount brokerage income declined $178,000 in 1999 versus 1998, as annuity and security sale volume declined by $3 million and customers migrated to products offering lower commissions. Loan prepayment fees declined $232,000 in 1999 versus 1998, and other loan servicing fees decreased $314,000 as a result of the sale of the credit card portfolio in 1998 and reduction in mortgage loans outstanding.

NON-INTEREST EXPENSE
Operating expenses decreased 7% or $1.0 million. Compensation and benefits expense and commissions and incentives decreased $850,000. During the first quarter of 1999, certain employee positions were eliminated to bring operating costs more in line with the revenues of the Bank. Additionally, in 1999 the Company deferred $403,000 more in compensation expenses associated with loan origination, as required by FASB 91, than during the same period in 1998. This coincides with the net loan growth of $60.9 million during 1999. These decreases were offset by advertising expenses in 1999 exceeding the 1998 level by $177,000, as the Company initiated several advertising campaigns to generate additional deposits. Also in 1998, the Company recognized $137,000 of additional expense related to the sale of the credit card portfolio.


--------------------------------------------------------------------------------

COMPARISON OF OPERATING RESULTS FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1997

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

CoVest Bancshares, Inc. had earnings of $0.92 (basic) for the full year of 1998. This compared with $0.61 (basic) for the comparable period in 1997. Fully diluted earnings per share was $0.87 per share in 1998 versus $0.58 in 1997.

INTEREST INCOME
Interest income for 1998 increased by $1.6 million from 1997. The balance sheet averaged $28 million more in average earning assets when compared to 1997, resulting in an additional $3.8 million in income in 1998. Some of this increase was offset by a decrease of $21.1 million in investment volume, resulting in a reduction of $2.2 million in 1998 income. In addition, the overall yield on earning assets decreased 6 basis points, from 7.49% in 1997 to 7.43% in 1998.

INTEREST EXPENSE
The interest expense increased from $23.9 million in 1997 to $24.7 million in 1998. This $.8 million increase in funding cost resulted from an increase in funding liability volume of over $33.4 million offset in part by reduced interest costs of 20 basis points.

NET INTEREST INCOME
Net interest income increased by nearly 5% or $.8 million. The interest rate spread and margin averaged 2.53% and 2.96%, during 1998, an 11 basis point increase and 2 basis point increase from 2.42% and 2.94%, during 1997. During 1998, commercial, construction, and commercial real estate loans became a larger percentage of the overall loan portfolio and asset mix. However, since many of these loans were adjustable rate, yields dropped in conjunction with an overall drop in rates experienced during 1998.

PROVISION FOR POSSIBLE LOAN AND LEASE LOSSES
The provision for possible loan and lease losses decreased from $4,072,000 for 1997 to $1,567,000 in 1998. During the fourth quarter of 1997, the Company provided an extra $2.4 million in loan loss provision after evaluating its loan mix, rescoring its credit card portfolio, and reviewing its recent loan loss experience. The credit card loan portfolio experienced continuing losses from bankruptcy and was sold in November, 1998. The commercial related loan portfolio that represents commercial, commercial real estate, construction and multi-family lending increased in total volume by almost $120 million during 1998, or almost 140% in one year.

NON-INTEREST INCOME
Non-interest income, excluding gains from sales of securities of $225,000 and a non-recurring gain from the sale of the credit card loan portfolio of $672,000, increased 93%, or $2,257,000 from 1997. Mortgage Center


--------------------------------------------------------------------------------
service release and other fees contributed $1,712,000 in non-interest income. Loan charges and servicing fees increased $459,000, primarily due to collection of loan prepayment penalties. Deposit related fees increased by $126,000.

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

In November 1998, the Bank sold its credit card portfolio and recognized a gain of $672,000 before termination expenses of $137,000. The size of the credit card portfolio had decreased one-third over the last several years to approximately $11 million, at the time of the sale. The portfolio was not attracting new customers and was declining in size as customers took advantage of "teaser" rates, "rebates" and "rewards" programs offered by the industry giants.

The level of losses related to the credit card portfolio also entered into the decision to sell the portfolio. Losses from both bankruptcy and credit losses over the three year period ending December 31, 1998 topped at least $1.1 million annually, while operating costs continued to increase.

NON-INTEREST EXPENSE
Other operating expenses increased 26% or $2,940,000. The largest increase came in salaries and benefits that jumped $1,876,000 or 34.7%. Additional staff was added to serve both commercial and retail customers in providing prompt loan and deposit related request responses. Additionally, in 1998 the Bank paid $699,000 in commission and incentive payments, primarily to Mortgage Center personnel. Occupancy and equipment expenses increased by 17.6% or $307,000 due to extensive remodeling of the three branches and purchase of new furniture. Expenses were also incurred to provide facilities and equipment for Mortgage Center employees.


--------------------------------------------------------------------------------

NET INTEREST INCOME ANALYSIS
The following table presents, for the periods indicated, on a fully tax equivalent basis, the total dollar amount of interest income from average interest-earning assets and the resultant yields, as well as interest expense on average interest-bearing liabilities, expressed both in dollars and rates.

                                                                           Year Ended December 31,
                                                                           -----------------------

                                                     1999                           1998                          1997
                                                     ----                           ----                          ----

                                                                          (Dollars in Thousands)

                                         Average   Interest              Average   Interest             Average  Interest
                                          Annual    Earned/   Yield/      Annual    Earned/   Yield/     Annual   Earned/    Yield/
                                         Balance     Paid      Rate      Balance     Paid      Rate     Balance    Paid       Rate
                                         -------     ----     ------     -------     ----      ----     -------    ----       ----
Interest-earning assets
     Commercial loans (1) (2)           $ 12,445   $    853      6.85%  $  7,055  $    642      9.11%  $  1,607  $    179     11.13%
     Commercial real estate loans (2)     67,067      5,627      8.39     62,174     5,182      8.22     31,540     2,698      8.44
     Multi-family loans                   89,329      7,034      7.87     27,059     2,120      7.73        754        62      8.15
     Construction loans                   42,722      3,860      9.03     23,463     2,208      9.28      7,187       603      8.28
     Commercial/municipal leases          29,701      1,869      6.29     31,877     2,093      6.56      9,169       630      6.87
     Mortgage (1) (2)                    132,217      9,554      7.23    193,552    14,335      7.41    247,945    18,412      7.43
     Consumer loans (1)                   45,864      3,921      8.55     61,314     5,418      8.84     59,265     5,602      9.46
     Mortgage-backed securities           23,204      1,591      6.86     90,136     5,725      6.35     99,891     7,018      7.03
     Securities                           68,625      3,995      5.82     46,676     2,866      6.14     58,150     3,740      6.40
     Other investments                    12,871        603      4.68     10,423       538      5.09     10,321       437      4.23
                                        --------   --------  --------   --------  --------  --------   --------  --------  --------
     Total interest-earning assets       524,045     38,907      7.42%   553,729    41,127      7.43%   525,829    39,381      7.49%

Non-interest earning assets               21,481                          22,291                         18,713
                                        --------                        --------                       --------

     TOTAL ASSETS                       $545,526                        $576,020                       $544,542
                                        ========                        ========                       ========

Interest-bearing liabilities
     Savings accounts                   $ 51,740      1,291      2.50%  $ 55,525     1,389      2.50%  $ 62,297     1,574      2.53%
     NOW accounts                         22,261        236      1.06     21,907       266      1.21     21,798       390      1.79
     Money Market accounts                84,642      3,869      4.57     74,576     3,494      4.69     50,372     2,439      4.84
     Certificates                        186,063      9,923      5.33    187,810    10,446      5.56    248,676    14,347      5.77
     FHLB advances                       113,589      6,248      5.50    154,644     8,595      5.56     71,956     4,233      5.99
     Other borrowed money                 12,605        658      5.22     10,358       549      5.30     16,278       931      5.26
                                        --------   --------  --------   --------  --------  --------   --------  --------  --------
     Total interest-bearing liabilities  470,900     22,225      4.72%   504,820    24,739      4.90%   471,377    23,914      5.07%

Other Liabilities                         28,301                          23,682                         24,824
                                        --------                        --------                       --------
     TOTAL LIABILITIES                   499,201                         528,502                        496,201

Stockholders' equity                      46,325                          47,518                         48,341
                                        --------                        --------                       --------

     TOTAL LIABILITIES AND
     STOCKHOLDERS' EQUITY               $545,526                        $576,020                       $544,542
                                        ========                        ========                       ========

Net interest income                                $ 16,682                       $ 16,388                       $ 15,467
                                                   ========                       ========                       ========

Net interest spread                                              2.70%                          2.53%                          2.42%

Net earning assets                      $ 53,145                        $ 48,909                       $ 54,452

Net yield on average interest-
earning assets                                                   3.18%                          2.96%                          2.94%

Average interest-earning assets to
average interest-bearing
liabilities                                                      1.11X                          1.10X                          1.12X

(1)  Includes cash basis loans.
(2)  Includes deferred fees/costs.


--------------------------------------------------------------------------------

The following table sets forth the weighted average yields on the Company's interest-earning assets, the weighted average interest rates on interest-bearing liabilities, and the interest rate spread between the weighted average yields and rates at the dates indicated:

                                                                                At December 31,
                                                                                ---------------

                                                                          1999        1998        1997
                                                                          ----        ----        ----
Weighted average yield on
     Commercial loans                                                     7.70%       8.67%       9.39%
     Commercial real estate loans                                         8.23        8.01        8.78
     Multi-family loans                                                   8.16        7.76        8.41
     Construction loans                                                   9.20        8.75        9.06
     Commercial leases                                                    6.25        6.44        7.32
     Mortgage                                                             7.26        7.33        7.48
     Consumer loans                                                       8.81        8.16        9.39
     Mortgage-backed securities                                           6.97        6.44        6.90
     Securities                                                           6.24        6.07        6.42
     Other investments                                                    5.34        5.09        5.93
Combined weighted average yield on interest-earning assets                7.76        7.33        7.59

Weighted average rates paid on
     Savings accounts                                                     2.50        2.50        2.50
     NOW accounts                                                         1.11        1.06        1.80
     Money market accounts                                                5.20        4.33        4.97
     Certificates                                                         5.77        5.39        5.73
     FHLB advances                                                        5.95        5.34        5.72
     Other borrowed money                                                 5.69        4.64        5.28
Combined weighted average rate paid on interest-bearing liabilities       5.16        4.66        5.07

Net interest rate spread                                                  2.60        2.67        2.52


--------------------------------------------------------------------------------

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

                                               1999 vs. 1998                                1998 vs. 1997
                                   ------Increase (Decrease) Due To:-------     ------Increase (Decrease) Due To:-------
                                                                    Total                                        Total
                                                                  Increase                                     Increase
                                      Volume         Rate        (Decrease)      Volume           Rate        (Decrease)
                                      ------         ----        ----------      ------           ----        ----------

                                                                    (In Thousands)
Interest-earning assets
     Loans receivable              $      896     $     (176)    $      720     $    4,198     $     (385)    $    3,813
     Mortgage-backed securities        (4,251)           117         (4,134)          (659)          (634)        (1,293)
     Securities and other
       investments                      1,478           (284)         1,194           (633)          (307)          (940)
                                   ----------     ----------     ----------     ----------     ----------     ----------
         Total interest-earning
           assets                      (1,877)          (343)        (2,220)         2,906         (1,326)         1,580
                                   ----------     ----------     ----------     ----------     ----------     ----------

Interest-bearing liabilities
     NOW accounts                          (4)            34             30             (2)           126            124
     Savings accounts                      98             --             98            185             --            185
     Money markets                       (472)            97           (375)        (1,172)           117         (1,055)
     Certificates                          74            449            523          3,515            386          3,901
     FHLB advances                      2,282             65          2,347         (4,917)           555         (4,362)
     Other borrowed money                (125)            16           (109)            50            332            382
                                   ----------     ----------     ----------     ----------     ----------     ----------
     Total interest-bearing
       liabilities                      1,853            661          2,514         (2,341)         1,516           (825)
                                   ----------     ----------     ----------     ----------     ----------     ----------

     Net change in interest
       income                      $      (24)    $      318     $      294     $      565     $      189     $      754
                                   ==========     ==========     ==========     ==========     ==========     ==========


--------------------------------------------------------------------------------

LIQUIDITY AND CAPITAL RESOURCES

LIQUIDITY
The Company's primary sources of funds are deposits, principal and interest payments on loans and to a lesser extent mortgage-backed securities, and funds provided by other operations. While scheduled loan and mortgage-backed securities repayments and maturities of short-term investments are a relatively predictable source of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions, competition and the restructuring occurring in the banking industry.

The Company's cash flows are a result of three principal activities: operating activities, investing activities and financing activities. Net cash received in operating activities, primarily interest on loans and investments, less interest paid on deposits and borrowed funds, and the net change in mortgage loans held for sale, was $9.2 million for the year ended December 31, 1999. Net cash used in investing activities was $56.2 million for the year ended December 31, 1999. Securities sales and maturities generated $40.8 million while principal payments on mortgage-backed and related securities amounted to $9.2 million. Purchases of securities were $42.7 million, and loan originations, net of principal payments, were $65.0 million for the year. Net cash provided by financial activities amounted to $18.0 million for the year ended December 31, 1999, due to a $33.5 million increase in deposits offset by a $12.8 million decrease in borrowings.

The Company uses its liquidity to meet its ongoing commitments to fund maturing certificates of deposit and deposit withdrawals, repay borrowings, fund existing and continuing loan commitments, and pay operating expenses. At December 31, 1999, the Company had approved and accepted commitments to originate loans totaling $3.0 million, and its customers had approved but unused lines of credit totaling $85.5 million. Additionally, the Company had $10.1 million in letters of credit and credit enhancements outstanding. The Company considers its liquidity and capital resources to be adequate to meet its foreseeable short and long-term needs. The Company expects to be able to fund or refinance, on a timely basis, its material commitments and long-term liabilities.


CAPITAL RESOURCES
At December 31, 1999, the Bank had total risk based capital of $49.9 million. This was approximately $10.9 million above the 10% ratio required to be "well capitalized." Tier 1 risk based capital was $45.1 million. This was approximately $21.8 million or 5.6% above the required ratio of 6%. The Tier 1 capital leverage ratio was 8.30%. This was approximately $17.9 million or 3.3% above the required ratio of 5%.


YEAR 2000 COMPLIANCE

In 1998 and 1999, the Company devoted significant resources to minimize the risk of potential disruption from the Y2K problem. The Company developed, completed and tested a six-phase plan to solve Y2K issues and address contingency plans to respond to corresponding possible points of failure. Due to the successful completion of the Company plan, especially the systems testing and customer awareness programs, the Company experienced business as usual results during the Y2K event period, without disruption to customers or internal operations.

The Company's cumulative costs of the Year 2000 project through the end of 1999 were approximately $85,000. This included costs to upgrade equipment specifically for the purpose of Year 2000 compliance as well as certain administrative expenditures.

Among the benefits derived from the time, effort and costs related to Year 2000 was a complete review and update of the Company's disaster recovery and contingency plans. As a result, the Company is now better prepared to deal with technical or natural disasters which could threaten the Company's operations. The Company will continue to remain aware of dates during 2000 which are considered critical, such as 2/29/2000 and 10/10/2000, and will address issues, should they arise.


--------------------------------------------------------------------------------

ACCOUNTING MATTERS

NEW ACCOUNTING STANDARDS
Beginning January 1, 2001, Statement of Financial Accounting Standards (Statement) No. 133 will require all derivatives to be recorded at fair value in the balance sheet. Unless designated as hedges, changes in these fair values will be recorded in the income statement. Fair value changes involving hedges will generally be recorded by offsetting gains and losses on the hedge and on the hedged item, even if the fair value of the hedged item is not otherwise recorded. Since the Company has no significant derivative instruments or hedging activities, adoption of Statement 133 is not expected to have a material effect on the Company's financial statements, but the effect will depend on derivative holdings when this standard applies.


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
In an attempt to manage the Company's exposure to changes in interest rates, management closely monitors interest rate risk. Management has an Asset/Liability Committee, consisting of senior officers, which meets monthly to review the interest rate risk position and make recommendations for adjusting such position. In addition, the Board reviews the position on a monthly basis, including simulations of the effect on the Company's capital of various interest rate scenarios.

In managing its asset/liability mix, the Company may place greater or less emphasis on maximizing net interest margin than on better matching the interest rate sensitivity of its assets and liabilities in an effort to improve its capital, depending on the relationship between long and short-term interest rates, market conditions, and consumer preferences. Management believes that the increased net income resulting from a mismatch in the maturity of its assets and liability portfolios can, during periods of declining or stable interest rates, provide high enough returns to justify the increased exposure to sudden and unexpected increases in interest rates which can result from such a mismatch. As a result, the Company may be somewhat more exposed to rapid increases in interest rates than some other institutions which concentrate principally on matching the duration of their assets and liabilities.

The business of the Company and the composition of its balance sheet consists of investments in interest-earning assets (primarily loans and securities) which are primarily funded by interest-bearing liabilities (deposits and borrowings). Such financial instruments have varying levels of sensitivity to changes in market interest rates resulting in market risk. Other than loans which are originated and held for sale, all of the financial instruments of the Company are for other than trading purposes.

Interest rate risk results when the maturity or repricing intervals and interest rate indices of the interest-earning assets, interest-bearing liabilities, and off-balance sheet financial instruments are different, creating a risk that changes in the level of market interest rates will result in disproportionate changes in the value of, and the net earnings generated from, the Company's interest-earning assets, interest-bearing liabilities, and off-balance sheet financial instruments. The Company's exposure to interest rate risk is managed primarily through the Company's strategy of selecting the types and terms of interest-earning assets and interest-bearing liabilities which generate favorable earnings, while limiting the potential negative effects of changes in market interest rates. Since the Company's primary source of interest-bearing liabilities is customer deposits, the Company's ability to manage the types and terms of such deposits may be somewhat limited by customer preferences in the market areas in which the Company operates. Purchased money deposits are also utilized. Borrowings, which include FHLB Advances, short-term borrowings, and long-term borrowings, are generally structured with specific terms which in management's judgment, when aggregated with the terms for outstanding deposits and matched with interest-earning assets, mitigate the Company's exposure to interest rate risk. The rates, terms and interest rate indices of the Company's interest-earning assets result primarily from the Company's strategy of investing in loans and securities (a substantial portion of which have adjustable-rate terms) which permit the Company to limit its exposure to interest rate risk, together with credit risk, while at the same time achieving a positive interest rate spread from the difference between the income earned on interest-earning assets and the cost of interest-bearing liabilities.


--------------------------------------------------------------------------------

SIGNIFICANT ASSUMPTIONS UTILIZED IN MANAGING INTEREST RATE RISK
Managing the Company's exposure to interest rate risk involves significant assumptions about the prepayments of loans or early withdrawal of deposits and the relationship of various interest rate indices of certain financial instruments.

A substantial portion of the Company's retail loans and mortgage-backed securities are dependent on residential mortgage loans which permit the borrower to prepay the principal balance of the loan prior to maturity ("prepayments") without penalty. A loan's propensity for prepayment is dependent upon a number of factors, including the current interest rate and interest rate index (if any) on the loan, the financial ability of the borrower to refinance, the economic benefit to be obtained from refinancing, availability of refinancing at attractive terms, as well as economic and other factors in specific geographic areas which affect the sales and price levels of residential property. In a changing interest rate environment, prepayments may increase or decrease on fixed-and adjustable-rate loans depending on the current relative levels and expectations of future short- and long-term interest rates. Prepayments on ARM loans generally increase when long-term interest rates fall or are at historically low levels relative to short-term interest rates making fixed-rate loans more desirable.

Commercial borrowers may also prepay loans for various reasons, but prepayment penalties are assessed in accordance with terms of the loan agreement.

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


--------------------------------------------------------------------------------

The following table presents the Company's current exposure to hypothetical changes in interest rates as of December 31,

                                  1999                                      1998
                                  ----                                      ----

Changes in         Percent Change      Percent Change in     Percent Change      Percent Change
Interest Rates     in Net Interest     MV of Portfolio       in Net Interest     in MV of
(basis points)     Income              Equity                Income              Portfolio Equity
--------------     ---------------     -----------------     ---------------     ----------------
     +200                -12%                -17%                  -11%                 -23%

     +100                 -6                  -9                    -5                  -12

      0                    0                   0                     0                    0

     -100                 +6                  +9                    +5                  +13

     -200                +13                 +21                   +11                  +27


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


--------------------------------------------------------------------------------

                         REPORT OF INDEPENDENT AUDITORS



Board of Directors and Stockholders
CoVest Bancshares, Inc.
Des Plaines, Illinois


We have audited the accompanying consolidated statements of financial condition of CoVest Bancshares, Inc. as of December 31, 1999 and 1998, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CoVest Bancshares, Inc. as of December 31, 1999 and 1998, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1999, in conformity with generally accepted accounting principles.




                                        Crowe, Chizek and Company LLP

Oak Brook, Illinois
January 29, 2000

--------------------------------------------------------------------------------

                             COVEST BANCSHARES, INC.
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                           DECEMBER 31, 1999 AND 1998
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

--------------------------------------------------------------------------------

                                                                                 1999           1998
                                                                                 ----           ----
ASSETS
Cash and cash equivalents
     Cash on hand and in banks                                                 $   9,027     $  18,395
     Interest-bearing deposits in other financial institutions                     1,590        21,282
                                                                               ---------     ---------
                                                                                  10,617        39,677
Securities
     Securities available-for-sale                                                51,702        44,766
     Mortgage-backed and related securities available-for-sale                    18,759        34,872
     Federal Home Loan Bank stock and Federal Reserve Bank stock                   6,529         8,379
                                                                               ---------     ---------
                                                                                  76,990        88,017
Loans and leases receivable, net
     Loans receivable                                                            467,530       406,641
     Less allowance for possible loan and lease losses                             4,833         4,312
                                                                               ---------     ---------
                                                                                 462,697       402,329
Accrued interest receivable                                                        3,437         3,280
Premises and equipment                                                            10,669        11,372
Other assets                                                                       4,086         4,022
                                                                               ---------     ---------

                                                                               $ 568,496     $ 548,697
                                                                               =========     =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
     Deposits
         Non-interest-bearing                                                  $  19,691     $  14,998
         Interest-bearing checking                                                21,930        23,825
         Money market accounts                                                    88,779        85,209
         Savings accounts                                                         49,700        52,990
         Certificates of deposit                                                 217,955       187,513
                                                                               ---------     ---------
                                                                                 398,055       364,535

     Short-term borrowings                                                        85,004         6,755
     Long-term borrowings from Federal Home Loan Bank                             29,000       120,000
     Advances from borrowers for taxes and insurance                               4,640         3,637
     Accrued expenses and other liabilities                                        5,523         6,819
                                                                               ---------     ---------
                                                                                 522,222       501,746
Stockholders' equity
     Preferred stock - par value $.01 per share; 100,000 authorized shares;
       no shares outstanding                                                          --            --
     Common stock - par value $.01 per share; 7,500,000 authorized shares;
       4,403,803 shares issued                                                        44            44
     Additional paid-in capital                                                   17,919        18,967
     Retained earnings                                                            33,514        30,905
     Treasury stock, 1999 - 299,796 shares; 1998 - 193,188 shares                 (4,312)       (3,017)
     Unearned stock awards                                                           (14)          (73)
     ESOP loan                                                                        --          (161)
     Accumulated other comprehensive income (loss)                                  (877)          286
                                                                               ---------     ---------
                                                                                  46,274        46,951
                                                                               ---------     ---------

                                                                               $ 568,496     $ 548,697
                                                                               =========     =========

--------------------------------------------------------------------------------

          See accompanying notes to consolidated financial statements.

                            COVEST BANCSHARES, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                  YEARS ENDED DECEMBER 31, 1999, 1998, AND 1997
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

--------------------------------------------------------------------------------

                                                      1999         1998        1997
                                                      ----         ----        ----
Interest income
     Loans and leases receivable                    $ 32,718     $ 31,998    $ 28,186
     Mortgage-backed and related securities            1,591        5,725       7,018
     Securities
         Taxable                                       2,977        1,724       3,173
         Exempt from federal income taxes                672          358          34
     Other interest and dividend income                  603        1,138         953
                                                    --------     --------    --------
                                                      38,561       40,943      39,364

Interest expense
     Deposits                                         15,319       15,595      18,750
     Advances from Federal Home Loan Bank              6,248        8,595       4,308
     Other borrowed funds                                658          549         856
                                                    --------     --------    --------
                                                      22,225       24,739      23,914
                                                    --------     --------    --------


NET INTEREST INCOME                                   16,336       16,204      15,450

Provision for possible loan and lease losses           1,132        1,567       4,072
                                                    --------     --------    --------


NET INTEREST INCOME AFTER PROVISION FOR POSSIBLE
  LOAN AND LEASE LOSSES                               15,204       14,637      11,378

Noninterest income
     Loan charges and servicing fees                     998        1,544       1,085
     Mortgage center fees                              1,455        1,712          --
     Deposit related charges and fees                  1,021          968         842
     Gain (loss) on sales of securities                  (10)         225       1,247
     Gain on sales of credit card loans                   --          672          --
     Other                                               573          458         498
                                                    --------     --------    --------
                                                       4,037        5,579       3,672

Noninterest expense
     Compensation and benefits                         6,187        7,286       5,410
     Commissions and incentives                          948          699          --
     Occupancy and equipment                           2,082        2,047       1,740
     Federal deposit insurance premium                   211          222         203
     Data processing                                     960        1,047       1,000
     Advertising                                         561          384         640
     Other                                             2,310        2,560       2,312
                                                    --------     --------    --------
                                                      13,259       14,245      11,305
                                                    --------     --------    --------


INCOME BEFORE INCOME TAXES                             5,982        5,971       3,745

Income tax provision                                   2,047        2,100       1,135
                                                    --------     --------    --------


NET INCOME                                          $  3,935     $  3,871    $  2,610
                                                    ========     ========    ========

Earnings per common share
     Basic                                          $    .96     $    .92    $    .61
                                                    ========     ========    ========

     Diluted                                        $    .93     $    .87    $    .58
                                                    ========     ========    ========

--------------------------------------------------------------------------------

          See accompanying notes to consolidated financial statements.

                            COVEST BANCSHARES, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                  YEARS ENDED DECEMBER 31, 1999, 1998, AND 1997
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

--------------------------------------------------------------------------------

                                                                                                             Accumulated
                                                                                                                Other        Total
                                                Additional                          Unearned                   Compre-      Stock-
                                     Common       Paid-In   Retained   Treasury       Stock      ESOP          hensive     holders'
                                      Stock       Capital   Earnings     Stock       Awards      Loan       Income (Loss)   Equity
                                      -----       -------   --------     -----       ------      ----       -------------   ------
Balance at
  January 1, 1997                    $     34   $ 22,155    $ 33,990    $ (5,838)   $    (73)    $   (858)    $    534     $ 49,944
Cash dividend ($.28 per share)             --         --      (1,245)         --          --           --           --       (1,245)
Issuance of stock in connection
  with exercise of  stock options          --         --        (882)      1,783          --           --           --          901
Purchase of stock                          --         --          --      (5,302)         --           --           --       (5,302)
Issuance of stock in connection
  with three-for-two stock
  split with cash paid on
  fractional shares                        10     (3,304)     (6,063)      9,357          --           --           --           --
Payment on ESOP loan                       --         --          --          --          --          347           --          347
Tax benefits related to
  employee  stock plans                    --        514          --          --          --           --           --          514
Comprehensive income
   Net income                              --         --       2,610          --          --           --           --        2,610
   Net increase in fair value of
     securities classified as
     available-for-sale,
     net of income taxes
     and reclassification
     adjustments                           --         --          --          --          --           --          525          525
                                                                                                                           --------
      Total comprehensive
        income                                                                                                                3,135
                                     --------   --------    --------    --------    --------     --------     --------     --------

Balance at
  December 31, 1997                        44     19,365      28,410          --         (73)        (511)       1,059       48,294

Cash dividend ($.32 per share)             --         --      (1,376)         --          --           --           --       (1,376)
Issuance of stock in connection
  with exercise of  stock options          --       (914)         --       2,062          --           --           --        1,148
Purchase of stock                          --         --          --      (5,079)         --           --           --       (5,079)
Payment on ESOP loan                       --         --          --          --          --          350           --          350
Tax benefits related to
  employee stock plans                     --        516          --          --          --           --           --          516
Comprehensive income
   Net income                              --         --       3,871          --          --           --           --        3,871
   Net decrease in fair value of
     securities classified as
     available-for-sale,
     net of income taxes
     and reclassification
     adjustments                           --         --          --          --          --           --         (773)        (773)
                                                                                                                           --------
      Total comprehensive
        income                                                                                                                3,098
                                     --------   --------    --------    --------    --------     --------     --------     --------

Balance at
  December 31, 1998                        44     18,967      30,905      (3,017)        (73)        (161)         286       46,951

--------------------------------------------------------------------------------

                                  (Continued)

                             COVEST BANCSHARES, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                  YEARS ENDED DECEMBER 31, 1999, 1998, AND 1997
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

--------------------------------------------------------------------------------

                                                                                                             Accumulated
                                                                                                                Other        Total
                                                Additional                          Unearned                   Compre-      Stock-
                                     Common       Paid-In   Retained   Treasury       Stock      ESOP          hensive     holders'
                                      Stock       Capital   Earnings     Stock       Awards      Loan       Income (Loss)   Equity
                                      -----       -------   --------     -----       ------      ----       -------------   ------
Balance at
  December 31, 1998                  $     44   $ 18,967    $ 30,905    $ (3,017)   $    (73)    $   (161)    $    286     $ 46,951
Cash dividend ($.32 per share)             --         --      (1,326)         --          --           --           --       (1,326)
Issuance of stock in connection
  with exercise of  stock options          --     (1,335)         --       3,007          --           --           --        1,672
Purchase of stock                          --         --          --      (4,302)         --           --           --       (4,302)
Payment on ESOP loan                       --         --          --          --          --          161           --          161
Tax benefits related to
  employee stock plans                     --        287          --          --          --           --           --          287
Stock awards earned                        --         --          --          --          59           --           --           59
Comprehensive income
   Net income                              --         --       3,935          --          --           --           --        3,935
   Net decrease in fair value of
     securities classified as
     available-for-sale,
     net of income taxes
     and reclassification
     adjustments                           --         --          --          --          --           --       (1,163)      (1,163)
                                                                                                                           --------
      Total comprehensive
        income                          2,772
                                     --------   --------    --------    --------    --------     --------     --------     --------

Balance at
  December 31, 1999                  $     44   $ 17,919    $ 33,514    $ (4,312)   $    (14)    $     --     $   (877)    $ 46,274
                                     ========   ========    ========    ========    ========     ========     ========     ========

--------------------------------------------------------------------------------

          See accompanying notes to consolidated financial statements.

                             COVEST BANCSHARES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  YEARS ENDED DECEMBER 31, 1999, 1998, AND 1997
                                 (IN THOUSANDS)

--------------------------------------------------------------------------------

                                                                      1999          1998          1997
                                                                      ----          ----          ----
CASH FLOWS FROM OPERATING ACTIVITIES
      Net income                                                   $   3,935     $   3,871     $   2,610
      Adjustments to reconcile net income to net
        cash provided by operating activities
            Depreciation                                               1,031           993           864
            Amortization of intangible assets                            205           206           206
            Deferred income taxes                                         18           557           927
            Net change in real estate loans originated for sale        4,188        (4,294)           --
            Deferred loan origination costs, net                        (669)           (6)         (341)
            Provision for possible loan and lease losses               1,132         1,567         4,072
            Net (gain) loss on sales of securities                        10          (225)       (1,247)
            Gain on sale of credit card loans                             --          (672)           --
            Stock award earned                                            59            --            --
            Change in
                  Other assets                                             1          (911)          127
                  Accrued interest receivable                           (157)          207           120
                  Accrued expenses and other liabilities                (561)         (316)         (102)
                                                                   ---------     ---------     ---------
                        Net cash provided by operating
                          activities                                   9,192           977         7,236

CASH FLOWS FROM INVESTING ACTIVITIES
      Net loan principal originations                                (65,019)      (32,892)      (60,477)
      Proceeds from sale of credit card loans                             --        11,477            --
      Purchase of securities available-for-sale                      (42,721)      (94,416)      (99,662)
      Proceeds from sales of securities available-
        for-sale                                                      29,549       119,434        69,897
      Proceeds from maturities of securities
        available-for-sale                                            11,295        13,970        21,258
      Proceeds from repayment of securities
        available-for-sale                                             9,145        36,707        37,673
      (Purchase) sale of Federal Home Loan Bank
        stock and Federal Reserve Bank stock                           1,850          (800)         (389)
      Purchase of office properties and equipment                       (328)       (1,598)       (1,722)
                                                                   ---------     ---------     ---------
            Net cash provided by (used in)
              investing activities                                   (56,229)       51,882       (33,422)

--------------------------------------------------------------------------------

                                  (Continued)

                             COVEST BANCSHARES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  YEARS ENDED DECEMBER 31, 1999, 1998, AND 1997
                                 (IN THOUSANDS)

--------------------------------------------------------------------------------

                                                        1999          1998          1997
                                                        ----          ----          ----
CASH FLOWS FROM FINANCING ACTIVITIES
      Net increase (decrease) in deposits            $  33,520     $  (7,217)    $ (30,338)
      Net increase (decrease) in mortgage escrow
        funds                                            1,003           723          (810)
      Short-term borrowings, net                        78,249       (70,201)       23,266
      Proceeds from long-term borrowings                 9,000        45,000        50,000
      Repayments of long-term borrowings              (100,000)           --            --
      Proceeds from exercise of stock options,
        net of treasury shares issued                    1,672         1,148           901
      Payment received on loan to ESOP                     161           350           347
      Purchase of treasury stock                        (4,302)       (5,079)       (5,302)
      Cash dividends paid                               (1,326)       (1,376)       (1,245)
                                                     ---------     ---------     ---------
            Net cash provided by (used in)
              financing activities                      17,977       (36,652)       36,819
                                                     ---------     ---------     ---------

Net increase (decrease) in cash and cash
  equivalents                                          (29,060)       16,207        10,633

Cash and cash equivalents at beginning of year          39,677        23,470        12,837
                                                     ---------     ---------     ---------

CASH AND CASH EQUIVALENTS AT END OF YEAR             $  10,617     $  39,677     $  23,470
                                                     =========     =========     =========

Supplemental disclosures of cash flow information
      Cash paid for
            Interest                                 $  22,053     $  24,959     $  23,900
            Income taxes                                 2,340         1,760         1,100

Securitization of portfolio loans                           --            --        17,782

--------------------------------------------------------------------------------

          See accompanying notes to consolidated financial statements.

                             COVEST BANCSHARES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1999, 1998, AND 1997
               (TABLE AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

--------------------------------------------------------------------------------

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS: CoVest Bancshares, Inc. (the "Company") is a bank holding company organized under the laws of the state of Delaware. The Company provides a full line of financial services to corporate and individual customers in northern Illinois from its four locations. These services include demand, time, and savings deposits; lending; mortgage banking; and insurance products.

BASIS OF PRESENTATION: The accompanying consolidated financial statements include the accounts of the Company; CoVest Banc (the "Bank"); and the Bank's wholly-owned subsidiary, CoVest Investments, Inc. All significant intercompany transactions and balances are eliminated in consolidation.

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

SECURITIES: Securities are classified as available-for-sale since the Company may decide to sell those securities in response to changes in market interest rates, liquidity needs, changes in yields or alternative investments, and for other reasons. These securities are carried at fair value with unrealized gains and losses, net of income taxes, reported in other comprehensive income (loss). Federal Home Loan Bank and Federal Reserve Bank stock are carried at cost. Realized gains and losses on disposition are based on the net proceeds and the adjusted carrying amounts of the securities sold, using the specific identification method. Interest income, adjusted for amortization of premium and accretion of discount, is included in earnings.

LOANS AND LOAN INCOME: Loans are reported net of the allowance for possible loan and lease losses and unamortized capitalized loan origination costs. Interest on loans is included in interest income over the term of the loan based upon the principal balance outstanding. Loan fees and direct loan origination costs are deferred and amortized over the term of the loan as a yield adjustment.

The Company, through its mortgage center, originates fixed rate and variable rate residential mortgage loans for sale into the secondary market. Servicing rights are not retained on loans originated and sold by the mortgage center. The loans held for sale are carried at the lower of aggregate cost or market value. The servicing release premiums, application fees, and documentation preparation fees are classified as mortgage center fees in the "consolidated statements of income." When a loan is sold or securitized and servicing retained, a separate asset is recognized for the mortgage servicing rights. This asset is amortized over the life of the underlying loans.

--------------------------------------------------------------------------------

                                  (Continued)

                             COVEST BANCSHARES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1999, 1998, AND 1997
               (TABLE AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

--------------------------------------------------------------------------------

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

ALLOWANCE FOR POSSIBLE LOAN AND LEASE LOSSES: An allowance for possible loan and lease losses has been established to provide for the probability that some loans may not be repaid in their entirety. The allowance is increased by provisions for possible loan and lease losses charged to expense and decreased by charge-offs, net of recoveries. Although a loan is charged off by management when deemed uncollectible, collection efforts may continue and future recoveries may occur.

The allowance is maintained by management at a level considered adequate to cover losses that are currently anticipated based on past loss experience, general economic conditions, information about specific borrower situations (including their financial position and collateral values), and other factors and estimates which are subject to change over time. Estimating the risk of loss and the amount of loss on any loan is necessarily subjective and ultimate losses may vary from current estimates. These estimates are reviewed periodically, and as adjustments become necessary, they are reported in earnings in the periods in which they become known.

Loans are considered impaired if it is probable that full principal or interest payments will not be collected per the loan agreement. Each impaired loan is carried at the present value of expected cash flows discounted at the loan's effective interest rate or at the fair value of the collateral if the loan is collateral dependent. A portion of the allowance for possible loan and lease losses is allocated to an impaired loan if the present value of cash flows or collateral value indicate the need for an allowance.

Smaller balance homogeneous loans are evaluated for impairment in total. Such loans include residential first mortgage loans secured by one-to-four-family residences; residential construction loans; and automobile, home equity, and second mortgage loans. Commercial loans, leases, and mortgage loans secured by other properties are evaluated individually for impairment.

PREMISES AND EQUIPMENT: Bank premises and equipment are stated at cost, less accumulated depreciation and amortization. Provisions for depreciation and amortization, included in operating expenses, are computed on the straight-line method over the estimated useful lives of the assets. The cost of maintenance and repairs is charged to income as incurred while significant repairs are capitalized.

INTANGIBLE ASSETS: Goodwill and core deposit intangibles of $3,040,000 are being amortized over 10 to 15 years, using the straight-line method. The unamortized premium balances of $1,749,000 and $1,954,000 are included in other assets in the December 31, 1999 and 1998 consolidated statements of financial condition.

INCOME TAXES: The provision for income taxes is based on an asset and liability approach. The asset and liability approach requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities.

--------------------------------------------------------------------------------

                                  (Continued)

                             COVEST BANCSHARES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1999, 1998, AND 1997
               (TABLE AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

--------------------------------------------------------------------------------

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

COMPREHENSIVE INCOME (LOSS): Comprehensive income (loss) includes both net income and other comprehensive income (loss) elements, including the change in unrealized gains and losses on securities available-for-sale, net of tax.

EARNINGS PER SHARE: Basic earnings per share is based on weighted average common shares outstanding. Diluted earnings per share further assumes the issuance of any potentially dilutive common shares.

DIVIDEND RESTRICTION: Banking regulations require the maintenance of certain capital levels and may limit the amount of dividends which may be paid by the Bank to the Company or by the Company to stockholders.

STATEMENT OF CASH FLOWS: For the purpose of this statement, cash and cash equivalents is defined to include cash on hand, demand balances, and interest-bearing deposits with financial institutions with original maturities of three months or less. The Company reports net cash flows for customer loan and deposit transactions, mortgage escrow funds, and short-term borrowings.

NEW ACCOUNTING PRONOUNCEMENTS: Beginning January 1, 2001, a new accounting standard will require all derivatives to be recorded at fair value. Unless designated as hedges, changes in fair value will be recorded in the consolidated statements of income. Fair value changes involving hedges will generally be recorded by offsetting gains and losses on the hedge and on the hedged item. This is not expected to have a material effect but will depend on derivative holdings when this standard applies.

RECLASSIFICATIONS: Certain items in the financial statements as of and for the years ended December 31, 1998 and 1997 have been reclassified, with no effect on net income, to conform with the current year presentation.


NOTE 2 - EARNINGS PER SHARE

                                         ------Year Ended December 31,-------
                                           1999          1998          1997
                                           ----          ----          ----
Earnings per share
      Net income                         $  3,935      $  3,871      $  2,610
                                         ========      ========      ========
      Weighted average common shares
        outstanding                         4,119         4,192         4,285
                                         ========      ========      ========

            Basic earnings per share     $    .96      $    .92      $    .61
                                         ========      ========      ========

--------------------------------------------------------------------------------

                                  (Continued)

                             COVEST BANCSHARES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1999, 1998, AND 1997
               (TABLE AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

--------------------------------------------------------------------------------

NOTE 2 - EARNINGS PER SHARE (Continued)

Earnings per share assuming dilution
      Net income                                     $3,935    $3,871    $2,610
                                                     ======    ======    ======
      Weighted average common shares
        outstanding                                   4,119     4,192     4,285
      Add dilutive effect of assumed exercises of
        stock options and Bank incentive plan           129       277       199
                                                     ------    ------    ------

      Weighted average common and dilutive
        potential common shares outstanding           4,248     4,469     4,484
                                                     ======    ======    ======

            Diluted earnings per share               $  .93    $  .87    $  .58
                                                     ======    ======    ======

At December 31, 1999, options to purchase 320,000 shares of common stock at an average price of $15.46 were outstanding but were not included in the calculation of diluted earnings per share because the option exercise price was greater than the average market price of the common stock and was, therefore, anti-dilutive.


NOTE 3 - SECURITIES

The amortized cost and fair value of securities available-for-sale are as follows:

                                               --------------December 31, 1999---------------
                                                             Gross       Gross
                                               Amortized   Unrealized  Unrealized      Fair
                                                 Cost         Gains      Losses        Value
                                                 ----         -----      ------        -----
Securities
     U.S. government agencies                  $ 35,807    $     --     $ (1,227)    $ 34,580
     Marketable equity securities                 1,039         457         (225)       1,271
     States and political subdivisions           16,217          --         (366)      15,851
                                               --------    --------     --------     --------
                                                 53,063         457       (1,818)      51,702

Mortgage-backed securities
     Federal Home Loan Mortgage Corporation      15,418          53          (96)      15,375
     Federal National Mortgage Association        3,411          --          (27)       3,384
                                               --------    --------     --------     --------
                                                 18,829          53         (123)      18,759
Federal Home Loan Bank stock                      6,060          --           --        6,060
Federal Reserve Bank stock                          469          --           --          469
                                               --------    --------     --------     --------

                                               $ 78,421    $    510     $ (1,941)    $ 76,990
                                               ========    ========     ========     ========

--------------------------------------------------------------------------------

                                  (Continued)

                             COVEST BANCSHARES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1999, 1998, AND 1997
               (TABLE AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

--------------------------------------------------------------------------------

NOTE 3 - SECURITIES (Continued)

                                                 --------------December 31, 1998---------------
                                                                Gross       Gross
                                                 Amortized   Unrealized  Unrealized     Fair
                                                   Cost         Gains      Losses       Value
                                                   ----         -----      ------       -----
Securities
     U.S. government agencies                    $ 29,987    $     97     $    (43)    $ 30,041
     Marketable equity securities                     994           9         (150)         853
     States and political subdivisions             13,743         129           --       13,872
                                                 --------    --------     --------     --------
                                                   44,724         235         (193)      44,766

Mortgage-backed securities
     Federal Home Loan Mortgage Corporation        21,695         499           --       22,194
     Government National Mortgage Association       7,383          --          (58)       7,325
     Federal National Mortgage Association          5,368          --          (15)       5,353
                                                 --------    --------     --------     --------
                                                   34,446         499          (73)      34,872
Federal Home Loan Bank stock                        7,910          --           --        7,910
Federal Reserve Bank stock                            469          --           --          469
                                                 --------    --------     --------     --------

                                                 $ 87,549    $    734     $   (266)    $ 88,017
                                                 ========    ========     ========     ========

Proceeds from sales of securities available-for-sale in 1999, 1998, and 1997 and gross realized gains and losses are as follows:

                            1999          1998          1997
                            ----          ----          ----

Proceeds from sales      $  29,549     $ 119,434     $  69,897
Gross realized gains            12           882         1,422
Gross realized losses          (22)         (657)         (175)

At December 31, 1999 and 1998, securities with an approximate carrying value of $57,321,000 and $59,297,000 were pledged to secure deposits, Federal Home Loan Bank advances, and other borrowings.

--------------------------------------------------------------------------------

                                  (Continued)

                             COVEST BANCSHARES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1999, 1998, AND 1997
               (TABLE AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

--------------------------------------------------------------------------------

NOTE 3 - SECURITIES (Continued)

The amortized cost and fair value of securities available-for-sale at December 31, 1999, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                               Amortized    Fair
                                                 Cost       Value
                                                 ----       -----
Securities available-for-sale
-----------------------------
      Due in one year or less                   $ 8,617    $ 8,593
      Due after one year through five years      31,491     30,615
      Due after five years through ten years     10,635      9,989
      Due after ten years                         1,281      1,234
      Mortgage-backed securities                 18,829     18,759
      Federal Home Loan Bank stock                6,060      6,060
      Federal Reserve Bank stock                    469        469
      Marketable equity securities                1,039      1,271
                                                -------    -------

                                                $78,421    $76,990
                                                =======    =======


NOTE 4 - LOANS RECEIVABLE

Loans receivable at December 31 are summarized as follows:

                                                     1999         1998
                                                     ----         ----
Commercial loans and leases
      Commercial loans                            $  17,207    $   8,035
      Construction                                   46,177       40,572
      Commercial real estate                         73,596       66,776
      Multi-family loans                            126,109       55,661
      Commercial leases                              22,029       35,166
                                                  ---------    ---------
                                                    285,118      206,210
Net deferred loan origination costs (fees)              907          (28)
                                                  ---------    ---------
      Total commercial loans and leases             286,025      206,182
                                                  ---------    ---------
Mortgage loans
      Secured by one-to-four-family residences      130,129      149,888
      Loans held for sale                               106        4,294
                                                  ---------    ---------
                                                    130,235      154,182
Net deferred loan origination costs                      31          297
                                                  ---------    ---------
      Total mortgage loans                          130,266      154,479
                                                  ---------    ---------

Consumer loans
      Automobile                                     21,387       21,036
      Home equity and improvement                    27,786       22,654
      Other                                           2,066        2,290
                                                  ---------    ---------
                                                     51,239       45,980
                                                  ---------    ---------

                                                  $ 467,530    $ 406,641
                                                  =========    =========

--------------------------------------------------------------------------------

                                  (Continued)

                             COVEST BANCSHARES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1999, 1998, AND 1997
               (TABLE AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

--------------------------------------------------------------------------------

NOTE 4 - LOANS RECEIVABLE (Continued)

Loans serviced for the Federal Home Loan Mortgage Corporation (FHLMC) approximated $88,372,000, $118,800,000, and $170,113,000 at December 31, 1999,
1998, and 1997.

The Bank had lending transactions with directors and executive officers of the Company and the Bank and their associates which totaled approximately $272,000 and $360,000 at December 31, 1999 and 1998.

The Company did not have any loans which were impaired either at or during the years ended December 31, 1999, 1998, or 1997.

Activity in the allowance for possible loan and lease losses is summarized as follows for the years ended December 31:

                                  1999        1998        1997
                                  ----        ----        ----

Balance at beginning of year    $ 4,312     $ 3,977     $ 1,424
Provision                         1,132       1,567       4,072

Recoveries                           90         161          96
Loans charged-off                  (701)     (1,393)     (1,615)
                                -------     -------     -------
      Net charge-offs              (611)     (1,232)     (1,519)
                                -------     -------     -------

Balance at end of year          $ 4,833     $ 4,312     $ 3,977
                                =======     =======     =======


NOTE 5 - PREMISES AND EQUIPMENT

Premises and equipment at December 31 are summarized as follows:

                                                    1999       1998
                                                    ----       ----
Cost
      Land                                        $ 1,656    $ 1,656
      Buildings                                    10,029      9,992
      Furniture, fixtures, and equipment            5,039      4,811
                                                  -------    -------
                                                   16,724     16,459

Less accumulated depreciation and amortization      6,055      5,087
                                                  -------    -------

                                                  $10,669    $11,372
                                                  =======    =======

--------------------------------------------------------------------------------

                                  (Continued)

                             COVEST BANCSHARES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1999, 1998, AND 1997
               (TABLE AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

--------------------------------------------------------------------------------

NOTE 6 - DEPOSITS

Certificates of deposit accounts of $100,000 and over totaled $62,985,000 and $34,208,000 at December 31, 1999 and 1998. At December 31, 1999, stated
maturities of all certificates of deposit were:

                      2000                   $167,658
                      2001                     26,758
                      2002                     19,856
                      2003                      2,154
                      2004 and thereafter       1,529
                                             --------

                                             $217,955
                                             ========

At December 31, 1999, the Company had $44,173,000 of purchased money deposits.


NOTE 7 - BORROWINGS

Borrowings at December 31 are summarized as follows:

                                         ------1 9 9 9----   ------1 9 9 8------
                                         Weighted            Weighted
                                          Average             Average
                                           Rate     Amount     Rate      Amount
                                           ----     ------     ----      ------
Short-term borrowings
      Advances from the Federal Home
        Loan Bank due in less than
        one year                          6.05%    $75,000         --%   $    --
      Securities sold under
        repurchase agreements             5.43       4,504       5.14      3,774
      Other borrowings                    4.52       5,500       5.06      2,981
                                                   -------               -------

                                                   $85,004               $ 6,755
                                                   =======               =======

--------------------------------------------------------------------------------

                                  (Continued)

                             COVEST BANCSHARES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1999, 1998, AND 1997
               (TABLE AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

--------------------------------------------------------------------------------

NOTE 7 - BORROWINGS (Continued)

                                  ------1 9 9 9-----    -------1 9 9 8-------
                                  Weighted              Weighted
                                   Average               Average
                                    Rate      Amount      Rate         Amount
                                    ----      ------      ----         ------
Long-term borrowings
      Advances from Federal Home
        Loan Bank due
            2000                       --%   $     --        6.19%    $ 25,000
            2001                     6.22       9,000          --           --
            2002                       --          --        5.35       50,000
            2008                     4.98      20,000        4.87       45,000
                                             --------                 --------

                                             $ 29,000                 $120,000
                                             ========                 ========

The Bank maintains a collateral pledge agreement covering secured advances whereby the Bank has specifically pledged $76,029,000 of first mortgages on improved residential property, free of all other pledges, liens, and encumbrances (not more than 90 days delinquent). Various securities are also pledged as collateral.

As of December 31, 1999 and 1998, advances having a call option by the Federal Home Loan Bank were $20 million and $95 million.

Securities sold under repurchase agreements either carry a fixed rate for the term of the agreement and generally mature within 90 to 180 days from the transaction date or reprice weekly. Physical control is maintained over the collateral pledged in the agreements.

Other borrowings consisted of a Treasury tax and loan option which allows the Company to accept U.S. Treasury deposits of excess funds along with deposits of customer taxes. This borrowing has an interest rate which adjusts weekly. Various securities are pledged as collateral.

--------------------------------------------------------------------------------

                                  (Continued)

                             COVEST BANCSHARES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1999, 1998, AND 1997
               (TABLE AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

--------------------------------------------------------------------------------

NOTE 8 - INCOME TAXES

The income tax provision for the years ended December 31 is summarized as follows:

                   1999        1998        1997
                   ----        ----        ----
Current
      Federal    $ 1,765     $ 2,268     $ 1,875
      State          300         389         187
 Deferred            (18)       (557)       (927)
                 -------     -------     -------

                 $ 2,047     $ 2,100     $ 1,135
                 =======     =======     =======

Total income tax expense differed from the amounts computed by applying the U.S. federal income tax rate of 34% to income before income taxes as a result of the following:

                                                  1999        1998        1997
                                                  ----        ----        ----
Expected income tax expense at federal
  tax rate                                      $ 2,034     $ 2,030     $ 1,273
State income tax, net of federal tax benefit        162         198         (12)
Tax exempt interest income on securities
  and loans                                        (176)        (96)        (10)
Increase in cash surrender value of director
  life insurance                                    (25)         (1)        (82)
Other                                                52         (31)        (34)
                                                -------     -------     -------

                                                $ 2,047     $ 2,100     $ 1,135
                                                =======     =======     =======

The net deferred tax assets and liabilities, included in other assets in the accompanying consolidated statements of financial condition, consisted of the following at December 31, 1999 and 1998:

                                                           1999      1998
                                                           ----      ----

Gross deferred tax assets
      Bad debt deduction                                  $1,069    $  667
      Deferred compensation and employee benefits            829       828
      Unrealized loss on securities available-for-sale       554        --
      Other                                                   68       111
                                                          ------    ------
                                                           2,520     1,606

--------------------------------------------------------------------------------

                                  (Continued)

                             COVEST BANCSHARES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1999, 1998, AND 1997
               (TABLE AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

--------------------------------------------------------------------------------

NOTE 8 - INCOME TAXES (Continued)

                                                           1999        1998
                                                           ----        ----

Gross deferred tax liabilities
      Unrealized gain on securities available-for-sale    $    --     $  (182)
      Depreciation                                           (532)       (449)
      FHLB stock dividends                                   (176)       (176)
      Deferred loan fees                                     (791)       (511)
      Mortgage servicing rights                               (57)        (78)
                                                          -------     -------
                                                           (1,556)     (1,396)
                                                          -------     -------

Net deferred tax asset                                    $   964     $   210
                                                          =======     =======


NOTE 9 - COMMITMENTS, CONTINGENT LIABILITIES, AND CONCENTRATIONS

The Company is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers and to reduce its own exposure to fluctuations in interest rates. These financial instruments include commitments to extend credit and previously approved unused lines of credit. Those instruments involve, to varying degrees, elements of credit and interest-rate risk in excess of the amount recognized in the consolidated statements of financial condition.

The Company's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and previously approved unused lines of credit is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for loans recorded in the consolidated statements of financial condition.

At December 31, 1999 and 1998, these financial instruments are summarized as follows:

                                                          ------Amount------
                                                           1999        1998
                                                           ----        ----
Off-balance-sheet financial instruments whose contract
  amounts represent credit risk
      Commitments to extend credit
            Fixed rate                                    $    --    $ 5,475
            Variable rate                                   2,967     13,323
      Letters of credit                                     3,303      3,619
      Unused lines of credit                               85,466     72,365
      Credit enhancements                                   6,753      6,978

--------------------------------------------------------------------------------

                                  (Continued)

                             COVEST BANCSHARES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1999, 1998, AND 1997
               (TABLE AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

--------------------------------------------------------------------------------

NOTE 9 - COMMITMENTS, CONTINGENT LIABILITIES, AND CONCENTRATIONS
  (Continued)

The fixed rate commitments have rates ranging from 7.00% to 9.25% at December 31, 1998. Since certain commitments to make loans and fund lines of credit and loans in process expire without being used, the above amounts do not necessarily represent future cash commitments. No losses are anticipated as a result of these transactions.

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


NOTE 10 - CAPITAL REQUIREMENTS

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

At December 31, 1999 and 1998, the Bank's and Company's regulators categorized the Bank and Company as well capitalized. There are no conditions or events since that notification that management believes have changed the institution's category. Actual capital levels (in millions) and minimum required levels were:

--------------------------------------------------------------------------------

                                  (Continued)

                             COVEST BANCSHARES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1999, 1998, AND 1997
               (TABLE AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

--------------------------------------------------------------------------------

NOTE 10 - CAPITAL REQUIREMENTS (Continued)

                                                                                   To Be Well
                                                                                Capitalized Under
                                                            For Capital         Prompt Corrective
                                        Actual            Adequacy Purpose      Action Provisions
                                        ------            ----------------      -----------------
1999                              Amount       Ratio     Amount       Ratio     Amount       Ratio
----                              ------       -----     ------       -----     ------       -----
   Total capital
     (to risk-weighted assets)
      Company                     $  52.0       13.3%    $  31.3        8.0%    $  39.1       10.0%
      Bank                           49.9       12.8        31.2        8.0        39.0       10.0
   Tier 1 capital
     (to risk-weighted assets)
      Company                        47.2       12.1        15.6        4.0        23.4        6.0
      Bank                           45.1       11.6        15.6        4.0        23.3        6.0
   Tier 1 capital
     (to average assets)
      Company                        47.2        8.6        21.8        4.0        27.3        5.0
      Bank                           45.1        8.3        21.7        4.0        27.2        5.0

1998
----
   Total capital
     (to risk-weighted assets)
      Company                     $  49.0       13.7%    $  28.6        8.0%    $  35.7       10.0%
      Bank                           47.2       13.3        28.4        8.0        35.5       10.0
   Tier 1 capital
     (to risk-weighted assets)
      Company                        44.7       12.5        14.3        4.0        21.4        6.0
      Bank                           42.9       12.1        14.2        4.0        21.3        6.0
   Tier 1 capital
     (to average assets)
      Company                        44.7        8.0        22.4        4.0        27.9        5.0
      Bank                           42.9        7.7        22.3        4.0        27.8        5.0

The Office of the Comptroller of Currency regulations limit capital distributions by national banks. Generally, capital distributions are limited to the current year to date undistributed net income and prior two years' undistributed net income, as long as the institution remains well capitalized after the proposed distribution. At January 1, 2000, approximately $195,000 is available to pay dividends from the Bank to the Company.


NOTE 11 - FAIR VALUE OF FINANCIAL INSTRUMENTS

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

--------------------------------------------------------------------------------

                                  (Continued)

                             COVEST BANCSHARES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1999, 1998, AND 1997
               (TABLE AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

--------------------------------------------------------------------------------

NOTE 11 - FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

The estimated fair value for cash and cash equivalents; interest-bearing deposits with financial institutions; Federal Home Loan Bank and Federal Reserve Bank stock; accrued interest receivable; NOW, money market, and savings deposits; short-term borrowings; and accrued interest payable are considered to approximate their carrying values. The estimated fair value for securities available-for-sale is based on quoted market values for the individual securities or for equivalent securities. The estimated fair value for loans is based on estimates of the rate the Company would charge for similar loans at December 31, 1999 and 1998, applied for the time period until estimated repayment. The estimated fair value of certificates of deposit is based on estimates of the rate the Company would pay on such deposits at December 31, 1999 and 1998, applied for the time period until maturity. The estimated fair value of Federal Home Loan Bank advances and other borrowings is based on the estimate of the rate the Company would pay for such borrowings at December 31, 1999 and 1998 for a time period until maturity. Loan commitments are not included in the table below as their estimated fair value is immaterial.

                                            At December 31, 1999    At December 31, 1998
                                            ---------------------   ---------------------
                                                        Estimated               Estimated
                                            Carrying      Fair      Carrying      Fair
                                              Value       Value       Value       Value
                                              -----       -----       -----       -----
Financial instrument assets
      Cash on hand and in banks             $  9,027    $  9,027    $ 18,395    $ 18,395
      Interest-bearing deposits in other
        financial institutions                 1,590       1,590      21,282      21,282
      Securities available-for-sale           76,990      76,990      88,017      88,017
      Loans receivable, net                  462,697     460,033     402,329     403,362
      Accrued interest receivable              3,437       3,437       3,280       3,280

Financial instrument liabilities
      NOW, money market, and
        passbook savings                     180,100     180,100     177,022     177,022
      Certificates of deposits               217,955     218,068     187,513     189,109
      Short-term borrowings                   85,004      85,004       6,755       6,755
      Long-term borrowings from
        Federal Home Loan Bank                29,000      25,516     120,000     120,000
      Advances from borrowers for
        taxes and insurance                    4,640       4,640       3,637       3,637
      Accrued interest payable                   909         909         737         737

--------------------------------------------------------------------------------

                                  (Continued)

                             COVEST BANCSHARES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1999, 1998, AND 1997
               (TABLE AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

--------------------------------------------------------------------------------

NOTE 11 - FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

Other assets and liabilities of the Company that are not defined as financial instruments, such as property and equipment, are not included in the above disclosures. Also not included are nonfinancial instruments typically not recognized in financial statements such as loan servicing rights, customer goodwill, and similar items.

While the above estimates are based on management's judgment of the most appropriate factors, there is no assurance that were the Company to have disposed of these items on December 31, 1999 and 1998, the fair values would have been achieved, because the market value may differ depending on the circumstances. The estimated fair values at December 31, 1999 and 1998 should not necessarily be considered to apply at subsequent dates.


NOTE 12 - EMPLOYEE BENEFIT PLANS

Defined Contribution Plan
The Company has a defined contribution plan covering all of its eligible employees. Employees are eligible to participate in the plan after attainment of age 21. Eligible employees enter the plan the beginning of the month following employment. The Company matches an amount equal to the employee's contribution, up to a maximum of 2.5% of annual compensation. The expense recorded in 1999, 1998, and 1997 was $87,000, $85,000, and $65,000.

Stock Option Plan
The Company's Board of Directors has adopted various stock option and incentive plans that were ratified by the stockholders. Under the stock option plan, stock options, stock appreciation rights, and restricted stock awards, up to an aggregate of 1,908,000 shares at the market price of the Company's common stock on the date of grant, were available to be granted to the directors, officers, and employees of the Company or the Bank. The options have an exercise period of ten years from the date of grant.

During 1999, options for 302,750 shares were granted at exercise prices of $12.06 to $14.13 per share and are fully vested after varying lengths of time (immediate - 6 years). During 1998, options for 99,000 shares were granted at $12.72 to $18.30 per share and are fully vested after six years. During 1997, options for 409,500 shares were granted at exercise prices of $11.21 to $17.67 per share and are fully vested after six years.

Statement of Financial Accounting Standards No. 123 requires pro forma disclosures for companies that do not adopt its fair value accounting method for stock-based employee compensation. Accordingly, the following pro forma information presents net income and earnings per share had the fair value method been used to measure compensation cost for stock option plans. Compensation cost actually recognized for stock options was $0 for 1999, 1998, and 1997.

--------------------------------------------------------------------------------

                                  (Continued)

                             COVEST BANCSHARES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1999, 1998, AND 1997
               (TABLE AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

--------------------------------------------------------------------------------

NOTE 12 - EMPLOYEE BENEFIT PLANS (Continued)

Stock Option Plan (Continued)

                                             1999         1998         1997
                                             ----         ----         ----

Net income as reported                    $   3,935    $   3,871    $   2,610
Pro forma net income                          3,708        3,660        2,243

Basic earnings per share as reported      $     .96    $     .92    $     .61
Pro forma basic earnings per share              .90          .87          .52

Diluted earnings per share as reported    $     .93    $     .87    $     .58
Diluted earnings per share                      .87          .82          .50

The activity in the stock option plans for 1999, 1998, and 1997 is summarized as follows:

                                                     Weighted
                                      Number          Average
                                        of           Exercise
                                      Options         Price
                                      -------         -----

Outstanding at January 1, 1997       1,073,610     $     7.65

Granted                                409,500          14.52
Exercised                             (158,242)         (5.70)
Forfeited                              (60,750)         (8.86)
                                    ----------     ----------

Outstanding at December 31, 1997     1,264,118           9.91

Granted                                 99,000          16.25
Exercised                             (158,017)         (6.42)
Forfeited                             (192,931)         (9.82)
                                    ----------     ----------

Outstanding at December 31, 1998     1,012,170          11.09

Granted                                302,750          13.50
Exercised                             (128,750)         (9.68)
Forfeited                             (207,000)        (13.26)
                                    ----------     ----------

Outstanding at December 31, 1999       979,170     $    11.78
                                    ==========     ==========

--------------------------------------------------------------------------------

                                  (Continued)

                             COVEST BANCSHARES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1999, 1998, AND 1997
               (TABLE AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

--------------------------------------------------------------------------------

NOTE 12 - EMPLOYEE BENEFIT PLANS (Continued)

Stock Option Plan (Continued)
Options exercisable at year end are as follows:

                                        Weighted
                         Number          Average
                           of           Exercise
                         Options          Price
                         -------          -----

December 31, 1997        431,618        $   6.47
December 31, 1998        268,170            7.79
December 31, 1999        418,670            9.59

For options granted during the year, the weighted average fair values at grant date are as follows:

                           Weighted
                            Average
            Number of      Exercise         Fair
             Options         Price          Value
             -------         -----          -----

1997        409,500        $   14.52      $   4.89
1998         99,000            16.25          2.11
1999        302,750            13.50          2.06

The fair value of options granted during 1999, 1998, and 1997 is estimated using the following weighted average information:

                                           1999          1998          1997
                                           ----          ----          ----

Risk free interest rate                     5.5%          4.5%           6.5%
Expected life                            6 years       6 years        6 years
Expected volatility of stock price        3.243%        5.893%        16.624%
Expected dividend                           2.3%          2.5%           2.5%

At year-end 1999, options outstanding were as follows:

                                       Outstanding                        Exercisable
                                       -----------                        -----------
                                                Weighted Average                      Weighted
          Range of                                  Remaining                          Average
          Exercise                                 Contractual                        Exercise
           Prices               Number                Life           Number             Price
           ------               ------                ----           ------             -----
$    4.44     -   $    6.66          116,920             3 years       116,920     $     4.44
     6.67     -       10.00          168,000             7 years       116,500           8.80
    10.01     -       15.00          554,750             8 years       140,250          12.25
    15.01     -       18.75          139,500             7 years        45,000          16.78
                                ------------     ---------------     ---------     ----------

  Outstanding at year end            979,170             7 years       418,670     $     9.59
                                ============     ===============     =========     ==========

--------------------------------------------------------------------------------

                                  (Continued)

                             COVEST BANCSHARES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1999, 1998, AND 1997
               (TABLE AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

--------------------------------------------------------------------------------

NOTE 12 - EMPLOYEE BENEFIT PLANS (Continued)

Bank Incentive Plan
The Bank has established a Bank Incentive Plan ("BIP") in order to provide persons in key management positions with an ownership interest in the Company. Under the BIP, 194,676 shares have been awarded to key personnel. The stock granted under the BIP is restricted as to certain rights at the date of issue. These restrictions are removed over a period of years. During 1999, 12,500 shares were granted. The shares vest over a three-year period. During 1998 and 1997, no shares were granted or vested. The market value of the shares, determined at the date of grant, are charged to expense over the vesting period.

Employee Stock Ownership Plan
The Company's Board of Directors adopted an Employee Stock Ownership Plan ("ESOP") for the benefit of all employees of the Bank. On June 30, 1992, in conjunction with the Bank's mutual to stock conversion, the ESOP acquired 579,600 shares of Company stock at $4.44 per share for a total of $2,576,000. To fund the acquisition of Company stock, the ESOP borrowed $2,576,000 from the Company. The loan was paid in full during 1999. The Company makes annual contributions to the ESOP and recognizes compensation expense equal to the amount of cash contributed to the ESOP. ESOP contributions were $112,000, $236,000, and $267,000 for 1999, 1998, and 1997. The ESOP shares as of December 31 were as follows:

                             1999       1998
                             ----       ----

Allocated shares            365,000    305,887
Committed to be released         --     46,411
Suspense shares                  --     34,784
                            -------    -------

      Total ESOP shares     365,000    387,082
                            =======    =======

Other Benefit Plan
The Company provides certain postretirement health care benefits for employees, as well as a Directors' deferred compensation plan. Employees may become eligible based on the number of years of service and if they reach normal retirement age while working for the Company. In accordance with Statement of Financial Accounting Standards No. 106, "Employers Accounting for Postretirement Benefits Other Than Pensions," the Company has elected to amortize the accumulated postretirement benefit obligation ("APBO") over 20 years. At December 31, 1999, 1998, and 1997, the APBO for all of the plans was $957,000, $867,000, and $973,000, and the postretirement benefit cost for each of the years ended December 31, 1999, 1998, and 1997 was $123,000, $116,000, and
$106,000. The annual rate of increase in the per capita cost of covered health care is assumed to be 11.5% for three years and 5.5% thereafter. The other related disclosures are not considered significant to the consolidated financial statements.

--------------------------------------------------------------------------------

                                  (Continued)

                             COVEST BANCSHARES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1999, 1998, AND 1997
               (TABLE AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

--------------------------------------------------------------------------------

NOTE 12 - EMPLOYEE BENEFIT PLANS (Continued)

Other Benefit Plan (Continued)
The Company and most of its outside directors have entered into various deferred compensation agreements. These agreements provide for guaranteed payments for a specified period (ranging from 60 to 180 months) after a specified age is attained (ranging from age 60 to age 81). The liability for each covered director is being accrued over the vesting period. Expense of $150,000, $150,000, and $11,000 has been included in compensation and benefits in the accompanying consolidated statements of income for the years ended December 31, 1999, 1998, and 1997. During 1997, the Company received insurance proceeds of $187,000 due to the death of a director. The Company is the beneficiary of life insurance policies on the directors with an aggregate face value of approximately $2,618,000 at December 31, 1999 and 1998. In addition, the policies had aggregate cash surrender values of approximately $625,000 and $551,000 at December 31, 1999 and 1998.


NOTE 13 - PARENT COMPANY ONLY FINANCIAL STATEMENTS

Presented below are the condensed balance sheets, condensed statements of income, and condensed statements of cash flows for CoVest Bancshares, Inc.

                            CONDENSED BALANCE SHEETS
                           December 31, 1999 and 1998

                                                         1999          1998
                                                         ----          ----

ASSETS
Cash in banks                                          $    282     $    208
Securities                                                1,271          853
Investment in Bank                                       44,044       45,242
Other assets                                                885          738
                                                       --------     --------

                                                       $ 46,482     $ 47,041
                                                       ========     ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Other liabilities                                      $    208     $     90
Stockholders' equity
      Common stock                                           44           44
      Additional paid in capital                         17,919       18,967
      Retained earnings                                  33,514       30,905
      Treasury stock, at cost                            (4,312)      (3,017)
      Unearned stock awards                                 (14)         (73)
      ESOP loan                                              --         (161)
      Accumulated other comprehensive income (loss)        (877)         286
                                                       --------     --------

                                                         46,274       46,951
                                                       --------     --------

                                                       $ 46,482     $ 47,041
                                                       ========     ========

--------------------------------------------------------------------------------

                                  (Continued)

                             COVEST BANCSHARES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1999, 1998, AND 1997
               (TABLE AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

--------------------------------------------------------------------------------

NOTE 13 - PARENT COMPANY ONLY FINANCIAL STATEMENTS (Continued)

                         CONDENSED STATEMENTS OF INCOME
                  Years ended December 31, 1999, 1998, and 1997

                                                   1999      1998      1997
                                                   ----      ----      ----
Operating income
      Interest on investments                     $    9    $    7    $   33
      Dividends received from subsidiary           3,936     4,000     2,000
      Net gains on sale of investments                10        55     1,148
      Other                                            5        31        53
                                                  ------    ------    ------
                                                   3,960     4,093     3,234

Operating expenses                                   219       223       829
                                                  ------    ------    ------


INCOME BEFORE EQUITY IN UNDISTRIBUTED EARNINGS
  OF SUBSIDIARY                                    3,741     3,870     2,405

Equity in undistributed earnings of subsidiary       194         1       205
                                                  ------    ------    ------


NET INCOME                                        $3,935    $3,871    $2,610
                                                  ======    ======    ======

--------------------------------------------------------------------------------

                                  (Continued)

                             COVEST BANCSHARES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1999, 1998, AND 1997
               (TABLE AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

--------------------------------------------------------------------------------

NOTE 13 - PARENT COMPANY ONLY FINANCIAL STATEMENTS (Continued)

                       CONDENSED STATEMENTS OF CASH FLOWS
                  Years ended December 31, 1999, 1998, and 1997

                                                                      1999        1998        1997
                                                                      ----        ----        ----
OPERATING ACTIVITIES
      Net income                                                     $ 3,935     $ 3,871     $ 2,610
      Adjustments to reconcile net income to
        net cash provided by operating activities
            Equity (excess) in undistributed
              earnings of subsidiary                                    (194)         (1)       (205)
            Net gains on sales of securities                             (10)        (55)     (1,148)
            Change in
                  Other assets                                           678         379         (20)
                  Other liabilities                                     (505)       (347)      1,098
                                                                     -------     -------     -------
                        Net cash provided by operating activities      3,904       3,847       2,335

INVESTING ACTIVITIES
      Purchase of securities                                             (75)       (779)       (100)
      Proceeds from sales of securities                                   40         167       4,103
                                                                     -------     -------     -------
            Net cash provided by (used in)
              investing activities                                       (35)       (612)      4,003

FINANCING ACTIVITIES
      Proceeds from exercise of stock options,
        net of treasury shares issued                                  1,672       1,148         901
      Payment received on loan to ESOP                                   161         350         347
      Purchase of treasury stock                                      (4,302)     (5,079)     (5,302)
      Cash dividend paid, net of dividend
        reinvestments                                                 (1,326)     (1,376)     (1,245)
                                                                     -------     -------     -------
            Net cash used in financing activities                     (3,795)     (4,957)     (5,299)
                                                                     -------     -------     -------

Net increase (decrease) in cash and cash equivalents                      74      (1,722)      1,039

Cash and cash equivalents at beginning of year                           208       1,930         891
                                                                     -------     -------     -------

CASH AND CASH EQUIVALENTS AT END OF YEAR                             $   282     $   208     $ 1,930
                                                                     =======     =======     =======

--------------------------------------------------------------------------------

                                  (Continued)

                             COVEST BANCSHARES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1999, 1998, AND 1997

--------------------------------------------------------------------------------

NOTE 14 - OTHER COMPREHENSIVE INCOME (LOSS)

Changes in other comprehensive income (loss) components and related taxes are as follows:

                                              ---Years Ended December 31,---
                                                1999        1998       1997
                                                ----        ----       ----

Change in unrealized gains (losses)
  on securities available-for-sale            $(1,909)    $(1,035)    $2,103
Less reclassification adjustment for gains
  (losses) recognized in income                   (10)        225      1,247
                                              -------     -------     ------
      Net unrealized gains (losses)            (1,899)     (1,260)       856
Tax expense (benefit)                            (736)       (487)       331
                                              -------     -------     ------

Other comprehensive income (loss)             $(1,163)    $  (773)    $  525
                                              =======     =======     ======


NOTE 15 - COMMON STOCK AND TREASURY STOCK

On December 1, 1997, the Company's Board of Directors declared a three-for-two split of its common stock, to be effected by means of a 100% stock distribution. All share and per share amounts have been restated to reflect the stock split.

An analysis of changes in the number of shares of common stock and treasury stock outstanding follows:

                                                1999           1998           1997
                                                ----           ----           ----
Common Stock

Balance at January 1                          4,403,803      4,365,761      3,406,616
Distribution of three-for-two stock split            --             --        959,145
Shares issued for stock options                      --         38,042             --
                                             ----------     ----------     ----------

      Balance at December 31                  4,403,803      4,403,803      4,365,761
                                             ==========     ==========     ==========

Treasury Stock

Balance at January 1                            193,188             --        514,950
Distribution of three-for-two stock split            --             --       (744,059)
Stock options exercised                        (191,180)      (119,978)      (158,242)
Treasury stock purchases                        297,788        313,166        387,351
                                             ----------     ----------     ----------

      Balance at December 31                    299,796        193,188             --
                                             ==========     ==========     ==========

--------------------------------------------------------------------------------

                                  (Continued)

                             COVEST BANCSHARES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1999, 1998, AND 1997

--------------------------------------------------------------------------------

NOTE 16 - SEGMENT INFORMATION

In February 1998, the Company opened a mortgage center to originate and sell mortgage loans with servicing released into the secondary market. The mortgage center operations and the banking operations are considered to be reportable segments during 1999 and 1998. Loans, investments, and deposits provide the revenues in the banking operation, and servicing release fees and loan sales provide the revenues in mortgage banking. All operations are domestic.

The accounting policies used are the same as those described in the summary of significant accounting policies except that income taxes are not allocated to the mortgage banking operations. Information reported internally for performance assessment as of December 31, 1999 and 1998 follows.

                                                          Mortgage  Consolidated
                                              Banking      Banking      Total
1999
----
   Net interest income                        $ 16,153    $   183     $ 16,336
   Other revenue                                 2,582      1,455        4,037
   Other expense                                10,291      1,937       12,228
   Noncash items:
         Depreciation                              998         33        1,031
         Provision for loan loss                 1,132         --        1,132
   Segment profit (loss), before income taxes    6,314       (332)       5,982
   Segment assets                              568,190        306      568,496


1998
----
   Net interest income                        $ 15,826    $   378     $ 16,204
   Other revenue                                 3,867      1,712        5,579
   Other expense                                11,708      1,544       13,252
   Noncash items:
         Depreciation                              977         16          993
         Provision for loan loss                 1,567         --        1,567
   Segment profit, before income taxes           5,441        530        5,971
   Segment assets                              543,793      4,904      548,697

--------------------------------------------------------------------------------

                                  (Continued)

                             COVEST BANCSHARES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1999, 1998, AND 1997

--------------------------------------------------------------------------------

NOTE 17 - QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

                                                --------------Three Months Ended---------------
             1999                               March 31   June 30   September 30   December 31
             ----                               --------   -------   ------------   -----------
Interest income                                 $ 9,250    $ 9,343      $ 9,595        $10,373
Interest expense                                  5,334      5,353        5,433          6,105
                                                -------    -------      -------        -------

NET INTEREST INCOME                               3,916      3,990        4,162          4,268

Provision for possible loan and lease losses         99        288          454            291
Noninterest income                                1,046      1,210          949            832
Noninterest expense                               3,673      3,344        3,032          3,210
                                                -------    -------      -------        -------

INCOME BEFORE INCOME TAXES                        1,190      1,568        1,625          1,599

Income tax provision                                404        529          557            557
                                                -------    -------      -------        -------

NET INCOME                                      $   786    $ 1,039      $ 1,068        $ 1,042
                                                =======    =======      =======        =======

EARNINGS PER COMMON SHARE
      Basic $                                       .19    $   .25      $   .26        $   .26
      Diluted                                       .18        .24          .25            .26


                                                --------------Three Months Ended---------------
             1998                               March 31   June 30   September 30   December 31
             ----                               --------   -------   ------------   -----------

Interest income                                 $10,447    $10,151      $10,524        $ 9,821
Interest expense                                  6,403      6,179        6,349          5,808
                                                -------    -------      -------        -------

NET INTEREST INCOME                               4,044      3,972        4,175          4,013

Provision for possible loan and lease losses        399        769          399             --
Noninterest income                                1,186      1,578        1,322          1,493
Noninterest expense                               3,292      3,304        3,739          3,910
                                                -------    -------      -------        -------

INCOME BEFORE INCOME TAXES                        1,539      1,477        1,359          1,596

Income tax provision                                530        505          460            605
                                                -------    -------      -------        -------

NET INCOME                                      $ 1,009    $   972      $   899        $   991
                                                =======    =======      =======        =======

EARNINGS PER COMMON SHARE
      Basic $                                       .24    $   .23      $   .22        $   .24
      Diluted                                       .22        .21          .20            .23

--------------------------------------------------------------------------------

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.


                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information concerning directors of the Company is incorporated herein by reference from the Company's definitive Proxy Statement for the 2000 Annual Meeting of Stockholders. Information concerning the executive officers of the Company is discussed in Item 1 of this Report, "Business--Executive Officers of the Company."

Section 16(a) of the Securities Exchange Act of 1934 requires that the Company's executive officers and directors and persons who own more than 10% of the Company Common Stock file reports of ownership and changes in ownership with the Securities and Exchange Commission and with the exchange on which the Company's shares of Company Common Stock are traded. Such persons are also required to furnish the Company with copies of all Section 16(a) forms they file. Based solely on the Company's review of the copies of such forms furnished to the Company and, if appropriate, representations made to the Company by any such reporting person the Company is not aware that any of its directors and executive officers or 10% stockholders failed to comply with the filing requirements of Section 16(a) during the period commencing January 1, 1999 through December 31, 1999.



ITEM 11. EXECUTIVE COMPENSATION

Information concerning executive compensation is incorporated herein by reference from the Company's definitive Proxy Statement for the 2000 Annual Meeting of Stockholders, except for information contained under the heading "Compensation Committee Report on Executive Compensation" and "Performance Graph."



ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT

Information concerning security ownership of certain beneficial owners and management is incorporated herein by reference from the Company's definitive Proxy Statement for the 2000 Annual Meeting of Stockholders.



ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information concerning certain relationships and transactions is incorporated herein by reference from the Company's definitive Proxy Statement for the 2000 Annual Meeting of Stockholders.


--------------------------------------------------------------------------------

                                     PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
         FORM 8-K


A report on Form 8-K was filed on November 15, 1999 to report under Item 5, Other Events, that the Company issued a press release pertaining to third quarter 1999 results.

A report on Form 8-K was filed on November 23, 1999 to report under Item 5, Other Events, that the Company announced a regular quarterly dividend.


--------------------------------------------------------------------------------

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


COVEST BANCSHARES, INC.


    By:  /s/ James L. Roberts            By: /s/ Paul A. Larsen
    ------------------------------       -------------------------------
    James L. Roberts,                    Paul A. Larsen,
    President and                        Executive Vice President,
    Chief Executive Officer              Treasurer and Chief Financial Officer
    Date: March 3, 2000                  Date: March 3, 2000

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

    By: /s/ Frank A. Svoboda             By: /s/ James L. Roberts
    --------------------------------     -------------------------------
    Frank A. Svoboda, Jr.,               James L. Roberts, President,
    Chairman of the Board                Chief Executive Officer and Director
    Date: March 3, 2000                  Date: March 3, 2000


    By: /s/ George T. Drost              By: /s/ David M. Miller
    --------------------------------     -------------------------------
    George T. Drost, Director            David M. Miller, Director
    Date: March 3, 2000                  Date: March 3, 2000


    By: /s/ Gerald T. Niedert            By: /s/ David B. Speer
    --------------------------------     -------------------------------
    Gerald T. Niedert, Director          David B. Speer, Director
    Date: March 3, 2000                  Date: March 3, 2000


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

EXHIBIT  DESCRIPTION                  INCORPORATED HEREIN BY                      FILED    SEQUENTIAL
  NO.                                       REFERENCE                            HEREWITH   PAGE NO.
10.2     Form of Change of            Exhibit 10.3 to the 1997
         Control Agreement for        10-K filed with the Commission
         Paul A. Larsen               by CoVest Bancshares, Inc. on
         Joseph H. Tillotson          March 24, 1998
         Vernon J. Wiggenhauser       (Commission File No. 000-20160)

10.3     Bank Incentive Plan and      Exhibit 10.4 to the
         Trusts                       Registration Statement of
                                      Form S-1 filed with the Commission
                                      by CoVest Bancshares, Inc. on
                                      April 1, 1992, as amended
                                      (SEC File No. 33-46909)

10.4     Employee Stock               Exhibit 10.5 to the
         Ownership Plan               Registration Statement of
                                      Form S-1 filed with the Commission by
                                      CoVest Bancshares, Inc. on April 1, 1992,
                                      as amended (SEC File No. 33-46909)

10.5     Profit Sharing/401(k) Plan   Exhibit 10.1 and 10.2 to the
         and Trust Agreement          March 31, 1995 10-Q, filed
                                      with the Commisssion by
                                      CoVest Bancshares, Inc. on
                                      May 11, 1995 (Commission
                                      File No. 0-20160)

10.6     Amendment 1995-1 to          Exhibit 10.1 to the June 30,
         CoVest Bancshares, Inc.      1995 10-Q, filed with the
         1992 Stock Option and        Commission by CoVest
         Incentive Plan               Bancshares, Inc. on August 8,
                                      1995 (Commission File
                                      No. 0-20160)

EXHIBIT  DESCRIPTION                  INCORPORATED HEREIN BY                      FILED    SEQUENTIAL
  NO.                                       REFERENCE                            HEREWITH   PAGE NO.
10.7     Amendment 1997-1 to          Exhibit 10.9 to the 1997
         CoVest Bancshares, Inc.      10-K filed with the Commission
         1992 Stock Option and        by CoVest Bancshares, Inc. on
         Incentive Plan               March 24, 1998
                                      (Commission File No. 000-20160)

10.8     1996 Stock Option and        Exhibit 10.10 to the 1997
         Incentive Plan               10-K filed with the Commission
                                      by CoVest Bancshares, Inc. on
                                      March 24, 1998
                                      (Commission File No. 000-20160)

10.9     Amendment 1997-1 to          Exhibit 10.11 to the 1997
         1996 Stock Option and        10-K filed with the Commission
         Incentive Plan               by CoVest Bancshares, Inc. on
                                      March 24, 1998
                                      (Commission File No. 000-20160)

10.10    Employment Agreement         Exhibit 10.11 to the 1998 10-K filed
         between CoVest               with the Commission by CoVest
         Bancshares, Inc.             Bancshares, Inc. on March 22, 1999
         and James L. Roberts,        (Commission File No. 000-20160)
         dated January 20, 1999

10.11    Non-Qualified Stock          Exhibit 10.12 to the 1998 10-K filed
         Option Agreement between     with the Commission by CoVest
         CoVest Bancshares, Inc.      Bancshares, Inc. on March 22, 1999
         and James L. Roberts,        (Commission File No. 000-20160)
         dated January 20, 1999

10.12    Agreement Regarding          Exhibit 10.13 to the 1998 10-K filed
         Post Employment              with the Commission by CoVest
         Restrictive Covenants        Bancshares, Inc. on March 22, 1999
         between CoVest Bancshares,   (Commission File No. 000-20160)
         Inc., CoVest Banc,
         National Association,
         and James L. Roberts,
         dated January 20, 1999.

10.13    Employment Agreement                                                        X
         between CoVest Bancshares,
         Inc. and Paul A. Larsen,
         dated April 27, 1999

EXHIBIT  DESCRIPTION                  INCORPORATED HEREIN BY                      FILED    SEQUENTIAL
  NO.                                       REFERENCE                            HEREWITH   PAGE NO.
10.14    Agreement Regarding Post                                                    X
         Employment Restrictive
         Covenants between CoVest
         Bancshares, Inc., CoVest
         Banc, National Association,
         and Paul A. Larsen, dated
         April 27, 1999

10.15    Employment Agreement                                                        X
         between CoVest Bancshares,
         Inc. and Joseph H. Tillotson,
         dated April 27, 1999

10.16    Agreement Regarding Post                                                    X
         Employment Restrictive
         Covenants between CoVest
         Bancshares, Inc., CoVest
         Banc, National Association,
         and Joseph H. Tillotson,
         dated April 27, 1999

10.17    Employment Agreement                                                        X
         between CoVest Bancshares,
         Inc. and J. Stuart Boldrey,
         Jr., dated December 31,
         1999

10.18    Agreement Regarding Post                                                    X
         Employment Restrictive
         Covenants between CoVest
         Bancshares, Inc., CoVest
         Banc, National Association,
         and J. Stuart Boldrey, Jr.,
         dated December 31, 1999

21.1     Subsidiaries of the          Exhibit 21.1 to the 1997
         Registrant                   10-K filed with the Commission
                                      by CoVest Bancshares, Inc. on
                                      March 24, 1998
                                      (Commission File No. 000-20160)

23.1     Consent of Crowe Chizek                                                     X

99.1     Proxy Statement and proxy    Schedule 14A filed with the
         (except such portions        Commission on March 21, 2000.
         incorporated by reference
         into this Form 10-K, such
         materials shall not be
         deemed to be "filed" with
         the Commission)

27.1     Financial Data Schedule
