Form 10-Q
period 2000-03-31
COVEST BANCSHARES INC
filed 2000-05-12
CIK 885694

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549
                  -----------------------------

                            FORM 10-Q

        Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934


For the Quarterly Period Ended          Commission File Number
      March 31, 2000                           0-20160

                  -----------------------------

                    COVEST BANCSHARES, INC.
     (Exact name of registrant as specified in its charter)


          Delaware                           36-3820609
(State or other jurisdiction       (I.R.S. Employer Identification
     of incorporation or                      Number)
        organization)

749 Lee Street, Des Plaines, Illinois               60016
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

                    Yes  --X--            No  -----

As of May 12, 2000, the Registrant had issued and outstanding 4,403,803 shares of the Registrant's Common Stock. In addition, it had also repurchased 328,080 shares which were being held as treasury stock.



                  	  COVEST BANCSHARES, INC.


                        Table of Contents


PART I.   FINANCIAL INFORMATION (UNAUDITED)                   PAGE NO.


          Item 1.   Financial Statements                         3

          Item 2.   Management's Discussion and
                    Analysis of Financial Condition and
                    Results of Operations                       14

PART II.  OTHER INFORMATION

          Item 1.   Legal Proceedings                           22
          Item 2.   Changes in Securities                       22
          Item 3.   Defaults upon Senior Securities             22
          Item 4.   Submission of Matters to a Vote
                    of Security Holders                         22
          Item 5.   Other Information                           22
          Item 6.   Exhibits and Reports of Form 8-K            22

          Form 10-Q Signatures                                  24






























PART 1.   FINANCIAL INFORMATION
Item 1.   Consolidated Financial Statements
          (unaudited)


COVEST BANCSHARES INC.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Unaudited)


                                           MAR. 31,     DEC. 31,
(Dollars in thousands)                       2000         1999
                                          ---------    ---------

ASSETS
------
CASH ON HAND AND IN BANKS                 $  7,992   $    9,027

INTEREST BEARING DEPOSITS                    9,308        1,590
                                          ---------    ---------
Cash and Cash Equivalents                   17,300       10,617


INVESTMENTS:
  Securities Available-for-Sale             44,441       51,702
  Mortgage-Backed Securities and
    Related Securities Available-
    for-Sale                                17,840       18,759
  Federal Home Loan Bank Stock and
   FRB Stock                                 6,529        6,529
                                          --------     --------
TOTAL INVESTMENTS                           68,810       76,990

LOANS RECEIVABLE:
  Commercial Loans                          22,205       17,426
  Multi-Family Loans                       132,120      126,109
  Commercial Real Estate Loans              72,956       74,284
  Construction Loans                        44,051       46,177
  Commercial/Municipal Leases               17,652       22,029
  Mortgage Loans                           129,506      130,160
  Consumer Loans                            51,742       51,239
  Mortgage Loans held for Sale                 364          106
                                          --------     --------
    TOTAL LOANS RECEIVABLE                 470,596      467,530
  Allowance for Possible Loan Loss         ( 5,091)     ( 4,833)
                                          --------     --------
LOANS RECEIVABLE, NET                      465,505      462,697

ACCRUED INTEREST RECEIVABLE                  3,163        3,437
PREMISES AND EQUIPMENT                      10,461       10,669
OTHER REAL ESTATE OWNED                        122            0
INTANGIBLE ASSETS                            1,841        1,897
OTHER ASSETS                                 2,174        2,189
                                          --------     --------
TOTAL ASSETS                              $569,376     $568,496
                                          ========     ========



See notes to consolidated financial statements


                                           MAR. 31,     DEC. 31,
                                             2000         1999
                                          ---------    ---------

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
LIABILITIES:
  Deposits:
      Non-Interest Bearing               $  22,385    $  19,691
      Interest Bearing Checking             22,181       21,930
      Savings Accounts                      49,449       49,700
      Money Market Accounts                 91,857       88,779
      Certificates of Deposit              165,519      165,578
      Jumbo CDs                              9,149        8,204
      Purchased CDs                         49,490       44,173
                                          --------     --------
                                           410,030      398,055
  Short-Term Borrowings and Securities
    Sold U/A to Repurchase                  85,627       85,004
  Long-Term Advances from Federal
    Home Loan Bank                          19,000       29,000
  Advances from Borrowers for
    Taxes and Insurance                      3,302        4,640
  Accrued Expenses and Other Liabilities     5,109        5,523
                                         ---------     ---------
TOTAL LIABILITIES                          523,068      522,222


STOCKHOLDERS' EQUITY:
  Common Stock, par value $.01 per share;
    7,500,000 authorized shares; 4,403,803
    shares issued at 3/31/00 and 12/31/99
    respectively                                44           44
  Additional Paid-in Capital                17,824       17,919
  Retained Earnings                         34,285       33,514
  Treasury Stock, 328,080 shares and
    299,796 shares, held at cost 3/31/00
    and 12/31/99 respectively               (4,563)      (4,312)
  Unearned Stock Award                           0          (14)
  Accumulated Other Comprehensive
    (Loss)                                  (1,282)        (877)
                                          ---------     --------
TOTAL STOCKHOLDERS' EQUITY                  46,308       46,274
                                          ---------     --------
TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY                      $569,376     $568,496
                                          ========     ========










See notes to consolidated financial statements



CONSOLIDATED STATEMENTS OF INCOME            THREE MONTHS ENDED
(Unaudited)                                 MAR. 31,     MAR. 31,
(Dollars in thousands, except per share       2000         1999
 amounts)
                                           ---------    ---------
INTEREST INCOME
  Loans and Leases Receivable               $ 9,247      $ 7,593
  Interest Bearing Deposits at Banks            117          387
  Mortgage-Backed and Related Securities        318          508
  Taxable Securities                            538          477
  Tax Exempt Securities                         101          156
  Other Interest and Dividend Income            117          129
                                           --------     --------
  Total Interest Income                      10,438        9,250
INTEREST EXPENSE
  Deposits                                    4,826        3,676
  Advances from Federal Home Loan Bank        1,341        1,603
  Other Borrowed Money                          119           55
                                           --------     --------
  Total Interest Expense                      6,286        5,334
                                           --------     --------
NET INTEREST INCOME                           4,152        3,916
  Provision for Possible Loan Losses            260           99
NET INTEREST INCOME AFTER PROVISION        --------     --------
  FOR POSSIBLE LOAN LOSSES                    3,892        3,817
NON-INTEREST INCOME
  Loan Servicing Fees                           324          202
  Mortgage Center Income                         86          536
  Deposit Related Charges and Fees              225          237
  Gain/(Loss) on Sale of Securities             (88)           2
  Insurance and Annuity Commissions              60           39
  Other                                          66           30
                                           --------     --------
  Total Non-Interest Income                     673        1,046
NON-INTEREST EXPENSE
  Compensation and Benefits                   1,492        1,858
  Commissions and Incentives                     99          185
  Occupancy and Equipment                       494          527
  Federal Insurance Premium                      19           53
  Data Processing                               218          244
  Advertising                                    91           92
  Other Real estate Owned                         0            2
  Amortization of Goodwill                       51           51
  Amortization of Mortgage Servicing Rights       5           21
  Other                                         399          640
                                           --------     --------
TOTAL NON-INTEREST EXPENSE                    2,868        3,673
                                           --------     --------
INCOME BEFORE TAXES                           1,697        1,190
  Income Tax Provision                         (600)        (404)
                                           --------     --------
NET INCOME                                  $ 1,097      $   786
                                           ========     ========

Basic Earnings per Share                      $0.27        $0.19

Diluted Earnings per Share                    $0.26        $0.18



See notes to consolidated financial statements

COVEST BANCSHARES INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS              THREE MONTHS ENDED
(Unaudited)                                       MAR. 31,     MAR. 31,
(Dollars in thousands)                              2000         1999
                                                 ---------    ---------
OPERATING ACTIVITIES
  Net Income                                     $ 1,097       $   786
  Adjustments to Reconcile Net Income to
   Net Cash from Operating Activities
    Depreciation and Amortization of
       Premises and Equipment                        244           264
    Provision for Possible Loan Losses               260            99
    Net (Gain)/loss on Sale of Securities             88            (2)
    Stock Award Earned                                14            -0-
    Change In:
      Prepaid Expenses and Other Assets               92           272
      Accrued Interest Receivable                    274           295
      Accrued Expenses and Other Liabilities        (105)          755
                                                 ---------    ---------
NET CASH FROM OPERATING ACTIVITIES                 1,964         2,469

CASH FLOWS FROM INVESTING ACTIVITIES
  Loan Originations, Net of Principal
    Payments                                      (3,211)       14,052
  Principal Payments on Mortgage-Backed
    and Related Securities                           744         4,602
Purchases of Securities                               -0-      (14,320)
  Proceeds from Sales and Maturities
    of Securities                                  6,672         6,461
Purchase of Office Properties and
    Equipment                                        (36)          (36)
                                                 ---------    ---------
NET CASH FROM INVESTING ACTIVITIES                 4,169        10,759


CASH FLOWS FROM FINANCING ACTIVITIES
  Net Increase/(Decrease) in Deposits             11,975        (8,543)
  Net Borrowings of Federal
    Home Loan Bank Advances                      (15,000)           -0-
  Repayments of Other Borrowings                   5,623          (740)
  Net (Decrease) in Mortgage Escrow Funds         (1,338)         (979)
  Purchase of Common Stock Net of
    Proceeds from Exercise of Stock Options         (384)       (1,224)
  Payment Received on Loan to ESOP                    -0-           31
  Dividend Paid                                     (326)         (337)
                                                ---------     ---------
NET CASH FROM FINANCING ACTIVITIES                   550       (11,792)
                                                ---------     ---------

NET INCREASE IN CASH AND
  CASH EQUIVALENTS                                 6,683         1,436

CASH AND CASH EQUIVALENTS, BEGINNING              10,617        39,677
                                                ---------     ---------
CASH AND CASH EQUIVALENTS, ENDING                $17,300       $41,113
                                                =========     =========


See notes to consolidated financial statements


COVEST BANCSHARES INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(Unaudited)
(Dollars in thousands)
Three months ended March 31, 1999 and 2000


ACCUMULATED
                                            ADDITIONAL
UNEARNED   OTHER
                                    COMMON   PAID-IN    RETAINED   TREASURY
ESOP       STOCK    COMPREHENSIVE
                                     STOCK   CAPITAL    EARNINGS    STOCK
LOAN       AWARD    INCOME/LOSS   TOTAL
--------------------------------------------------------------------------------
----------------------------------------
Balance at December 31, 1998          $ 44   $18,967    $30,905     ($3,017)
($161)      ($73)      $286      $46,951

Net Income                                                  786
                                     786

Change in Unrealized Gain on Securities
 Available-for-Sale, Net of Taxes
                       (301)        (301)

                                  --------

Comprehensive Income
                                     485

Cash Dividends ($.08 per share)                            (337)
                                    (337)

Purchase of Treasury Stock                                           (2,150)
                                  (2,150)

Principal payment on ESOP Loan
   31                                 31

Treasury Stock Reissued in Conjunction
 with Stock Option Exercises                    (865)                 1,791
                                     926

Tax Benefits related to
 Employee Stock Option Plans                     180
                                     180

--------------------------------------------------------------------------------
----------------------------------------

Balance at March 31, 1999             $44    $18,282     $31,354    ($3,376)
($130)       ($73)     ($15)     $46,086
================================================================================
========================================

Balance at December 31, 1999          $44    $17,919     $33,514    ($4,312)
   -0-       ($14)    ($877)     $46,274

Net Income                                                 1,097
                                   1,097

Change in Unrealized Gain on Securities
  Available-for-Sale, Net of Taxes
                      (405)        (405)

                              		   ------

Comprehensive Income
                                    692

Cash Dividends ($.08 per share)                             (326)
                                   (326)

Purchase of Treasury Stock                                            (451)
                                   (451)

Stock Award Earned
              14                     14

Treasury Stock Reissued in Conjunction
  with Stock Option Exercises                  (133)                   200
                                     67

Tax Benefits related to
  Employee Stock Option Plans                    38
                                     38

--------------------------------------------------------------------------------
----------------------------------------

Balance at March 31, 2000 	    $44   $17,824      $34,285   ($4,563)        -
   0-         -0-  ($1,282)     $46,308
================================================================================
========================================


See notes to consolidated financial statements

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

                                                                    THREE MONTHS
ENDED
                                ------------------------------------------------
-----------------------------------
                                             MARCH 31, 2000
MARCH 31, 1999
                                -----------------------------------------     --
-------------------------------
                                   AVERAGE                     AVERAGE
AVERAGE                AVERAGE
                                   BALANCE        INTEREST    YIELD/COST
BALANCE    INTEREST   YIELD/COST
INTEREST-EARNING ASSETS:        -----------------------------------------     --
-------------------------------
  Commercial Loans (A)(B)         $18,205         $   334         7.34%
$  9,334     $  136      5.83%
  Multi-Family Loans (B)          123,956           2,446         7.89
  65,167      1,274      7.82
  Commercial Real Estate (B)       74,252           1,487         8.01
  61,918      1,324      8.55
  Construction Loans (B)           45,201           1,166        10.32
  35,792        796      8.89
  Commercial/Muni Leases           19,747             308         6.24
  32,897        518      6.30
  Mortgage Loans (A)(B)           130,011           2,393         7.36
 144,385      2,609      7.23
  Consumer Loans                   51,263           1,113         8.68
  44,953        936      8.32
  Securities                       53,785             808         6.01
  57,213        845      5.91
  Mortgage-Backed and
    Related Securities             18,317             318         6.94
  30,485        508      6.67
  Other Investments                 8,466             117         5.53
  33,554        387      4.61
                                -----------------------------------------   ----
------------------------------
Total Interest-Earning Assets    $543,203         $10,490         7.72%
$515,698    $ 9,333      7.24%
Non-Interest Earning Assets        17,621
21,576
                                -----------------------------------------   ----
------------------------------
TOTAL ASSETS                     $560,824
$537,274
                                =========================================
=======================================
INTEREST-BEARING LIABILITIES:
  Interest-Bearing Checking      $ 22,417         $    61         1.09%
$ 22,607         59      1.04%
  Savings                          49,529             308         2.49
  52,444        323      2.46
  Money Market                     89,484           1,206         5.39
  80,778        865      4.28
  Certificates of Deposits        165,872           2,321         5.60
 174,454      2,291      5.25
  Jumbo CDs                         8,390             118         5.63
  10,670        138      5.17
  Purchased CDs                    50,311             812         6.46
       0          0      0.00
  FHLB Advances                    89,824           1,341         5.97
 120,000      1,603      5.34
  Other Borrowed Funds              8,759             119         5.43
   4,997         55      4.40
                                -----------------------------------------  -----
-------------------------------
Total Interest-Bearing
  Liabilities                    $484,586         $ 6,286         5.19%
$465,950     $5,334      4.58%

Non-Interest Bearing Deposits      19,798
  14,127
Other Liabilities                  10,272
  10,158
                                -----------------------------------------   ----
------------------------------
TOTAL LIABILITIES                $514,656
$490,235
                                -----------------------------------------   ----
------------------------------
Stockholders' Equity               46,168
  47,039
                                -----------------------------------------   ----
------------------------------
TOTAL LIABILITIES AND
  STOCKHOLDERS' EQUITY           $560,824
$537,274
                                =========================================
==================================
NET INTEREST INCOME                               $ 4,204
             $3,999
                                -----------------------------------------   ----
------------------------------
NET INTEREST RATE SPREAD (C)                                      2.53%
                        2.66%
                                -----------------------------------------   ----
------------------------------
NET INTEREST MARGIN (D)                                           3.10%
                        3.10%
                                -----------------------------------------   ----
------------------------------

(A) Includes cash basis loans.
(B) Includes deferred fees/costs.
(C) Interest Rate Spread is calculated by subtracting the average cost of interest-bearing liabilities from the average rate on interest-earning assets.
(D) Net Interest Margin is calculated by dividing net interest income by average interest-earning assets.


                       COVEST BANCSHARES INC.
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              (Unaudited)

(1) Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

The results of operations and other data for the quarter ended March 31, 2000 are not necessarily indicative of results that may be expected for the entire year ended December 31, 2000.

In the opinion of management, the unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial information of CoVest Bancshares, Inc. (the "Company"), including its wholly owned subsidiary, CoVest Banc (the "Bank").

Certain amounts in prior consolidated financial statements have been reclassified to conform with the March, 2000 presentation.

(2) Nature of Operations

The Company is a bank holding company organized under the laws of the state of Delaware. It provides a full line of financial services to customers within nine counties in northeast Illinois from its three branch locations.

The banking operations and mortgage center operations are considered to be reportable segments during 2000 and 1999. Loans, investments, and deposits provide the revenues in the banking operation, and servicing release fees and loan sales provide the revenues in mortgage banking. All operations are domestic.


The accounting policies used for mortgage banking operations are the same as those for banking operations except that income taxes are not allocated to the mortgage banking operations. Information reported internally for performance assessment as of March 31, 2000 and 1999 are as follows.


                                                March 31, 2000
                                                   Mortgage   Consolidated
                                       Banking      Banking       Total
                                      ---------   ---------- -------------
Net Interest Income                     $4,146      $    6       $4,152
Other Revenue                              587          86          673
Other Expense                            2,480         144        2,624
Noncash Items:
  Depreciation                             234          10          244
  Provision for Possible Loan Loss         260          -0-         260
Segment Profit, Before Income Taxes      1,759         (62)       1,697
Segment Assets                         569,012         364      569,376


                                                March 31, 1999
                                                   Mortgage   Consolidated
                                       Banking      Banking       Total
                                      ---------   ---------- -------------
Net Interest Income                     $3,825      $   91       $3,916
Other Revenue                              510         536        1,046
Other Expense                            2,967         540        3,507
Noncash Items:
  Depreciation                             159           7          166
  Provision for Possible Loan Loss          99          -0-          99
Segment Profit, Before Income Taxes      1,110          80        1,190
Segment Assets                         534,943       3,501      538,444












A reconciliation of the numerators and denominators for earnings per common share dilution computations for the three month periods ended March 31, 2000 and 1999 are presented below: (dollars and shares in thousands)

                                                 Period Ended March 31
                                                 ---------------------
                                                   2000          1999
                                                  -----         -----
      Earnings per share:
            Net Income                           $1,097           786
            Weighted average common
                  shares outstanding              4,092         4,159
                                                  -----         -----
            Earnings per share                     $.27          $.19
                                                  =====         =====

      Earnings per share assuming dilution:
            Net Income                           $1,097        $  786
                                                 ======        ======
            Weighted average common
                  shares outstanding              4,092         4,159

            Add: dilutive effect of assumed
                  exercises, incentive stock
                  options and management
                  retention plan                     57           176
                                                  -----         -----
            Weighted average common and
                  dilutive potential common
                  shares outstanding              4,149         4,335
                                                  =====         =====

            Diluted earnings per share             $.26          $.18
                                                  =====         =====



At March 31, 2000 options to purchase 667,250 shares were outstanding. These options were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the common stock and were therefore, antidilutive.


(3) Stock Repurchase Program

The Company completed its 17th stock repurchase program on February 3, 2000. A total of 100,000 shares were repurchased at an average price of $14.84.

The Company announced its 18th stock repurchase program on February 3, 2000, enabling the Company to repurchase 100,000 shares of its outstanding stock. As of May 12, 2000, 39,822 shares have been repurchased at an average price of $10.38.




(4) Stock Dividend and Cash Dividend

The regular quarterly dividend for the first quarter of 2000 was paid at $.08 per share. The same quarterly dividend was paid for the first quarter of 1999.


(5) Regulatory Capital Requirements

Pursuant to the Financial Institutions Reform, Recovery and Enforcement Act of 1989 ("FIRREA"), as implemented by regulations promulgated by the Office of the Comptroller of the Currency (the "OCC"), national banks must meet three separate minimum capital requirements. The following table summarizes, as of March 31, 2000, the Bank's capital requirements under FIRREA and its actual capital ratios. As of March 31, 2000, the Bank exceeded all current minimum regulatory capital requirements.



                                         March 31, 2000

                                            BANK ONLY
                       ----------------------------------------------------
                      Actual          Regulatory          Excess Above
                      Capital         Capital Req.        Capital Req.
                       Amount    %      Amount       %        Amount    %
                      -------  ------  -------     -----    -------   -----
                              (Dollars in Thousands)
Total Capital to
  Risk Weighted
    Assets            $51,889   13.30%   $31,220    8.00%    $20,669   5.30%
Tier I Capital to
  Risk Weighted
    Assets             47,011   12.05     15,610    4.00      31,401   8.05
Tier I Capital to
  Average Assets       47,011    8.38     22,433    4.00      24,578   4.38



                                         March 31, 1999

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






(6) Safe Harbor Statement

This report contains certain forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Reform Act of 1995, and is including this statement for purposes of these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Company, are generally identifiable by use of the words "believe," "expect," "intend," "anticipate," "estimate," "project" or similar expressions. The Company's ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse affect on the operations and future prospects of the Company and the subsidiary include, but are not limited to, changes in: interest rates, general economic conditions, legislative/regulatory changes, monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board, the quality or composition of the loan or securities portfolios, demand for loan products, deposit flows, competition, demand for financial services in the Company's market area, our implementation of new technologies, our ability to develop and maintain secure and reliable electronic systems and accounting principles, policies and guidelines. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Further information concerning the Company and its business, including additional factors that could materially affect the Company's financial results, is included in the Company's filings with the Securities and Exchange Commission.

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

FINANCIAL CONDITION
-------------------
The Company's assets remained stable at $569 million as of March 31, 2000, as compared to $568 million at December 31, 1999. Loans receivable increased $3 million to $466 million as of March 31, 2000 versus $463 million outstanding as of December 31, 1999. Multi-family loans increased by $6 million and commercial loans increased by $5 million. This increase was offset by a decrease in commercial leases and construction loans of approximately $4 million and $2 million, respectively. Limited growth in the loan portfolio is expected during the remainder of 2000. Total investments have decreased by $8.2 million as a result of the sale of $6.8 million of municipal securities and mortgage-backed security paydowns. These funds increased our liquidity as interest bearing deposits at quarter-end were up by $7.7 million. Deposits increased 3% to $410 million as of March 31, 2000 compared to $398 million as of December 31, 1999. The growth has been centered in non-interest bearing deposits that grew by approximately 14% and purchased certificates of deposit, which increased by approximately 12% or $5.3 million. In March 2000, the Bank introduced a High Yield Account. This account has a market sensitive rate of interest that is indexed to the 91-day Treasury Bill weekly auction rate. All balances over $2,500 are tiered to this market interest rate. The Company is focused on growing High Yield Account balances and attracting new commercial deposit accounts. These funds will be used to pay down purchased CD's and FHLB borrowings.

At March 31, 2000, the Allowance for Possible Loan Losses was $5.1 million, or 878% of non-performing loans, as compared to $4.8 million, a 631% coverage at December 31, 1999. In addition, at March 31, 2000 the Company had $143,000 of other real estate owned, which consisted of one parcel of residential real estate.

Stockholders' equity totaled $46 million at March 31, 2000. The number of common shares outstanding was 4,075,723 and the book value per common share outstanding was $11.36. The Company completed its 17th stock repurchase program on February 3, 2000. A total of 100,000 shares were repurchased at an average price of $14.84. The Company announced its 18th stock repurchase program on February 3, 2000, enabling the Company to repurchase 100,000 shares of its outstanding stock. As of May 12, 2000, 39,822 shares have been repurchased at an average price of $10.38.

At March 31, 2000, total non-performing assets amounted to $723,000, or 0.13% of total assets compared to $766,000, or 0.13% of total assets at December 31, 1999. These are first mortgage loans in various stages of foreclosure and one parcel of residential Other Real Estate Owned.


The following table sets forth the amounts and categories of non-performing loans and assets.


                                     March 31, 2000    Dec. 31, 1999
                                      -------------    -------------
                                          (Dollars in Thousands)
Non-performing loans:
  Commercial Loans                            -0-              -0-
  Multi-family Loans                          -0-              -0-
  Commercial Real Estate Loans                -0-              -0-
  Construction Loans                          -0-              -0-
  Commercial/Municipal Leases                 -0-              -0-
  Mortgage Loans                            $580             $766
  Consumer                                    -0-              -0-
                                     -------------    -------------
   Total non-performing loans                580              766

Other real estate owned                      122               -0-
Other repossessed assets                      21               -0-
                                      -------------    -------------
   Total non-performing assets              $723             $766
                                            ====             ====

Total non-performing loans as
  a percentage of net loans                  .12%             .17%

Total non-performing assets as
  a percentage of total assets               .13              .13



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

The Company's cash flows are a result of three principal activities: operating activities, investing activities and financing activities. Net cash provided by operating activities was $2.0 million for the three months ended March 31, 2000. Net cash provided by investing activities was $4.2 million for the quarter ended March 31, 2000. Net cash provided by financing activities amounted to $0.6 million for the three months ended March 31, 2000.

The Company uses its liquidity to meet its ongoing commitments to fund maturing certificates of deposit and deposit withdrawals, repay borrowings, fund existing and continuing loan commitments, and pay operating expenses. At March 31, 2000, the Company had commitments to originate loans and undisbursed loan balances totaling $59 million, and its customers had approved but unused lines of credit totaling $33 million. The Company considers its liquidity and capital resources to be adequate to meet its foreseeable short and long-term needs. The Company expects to be able to fund or refinance, on a timely basis, its material commitments and long-term liabilities.


SELECTED RATIOS
---------------
(unaudited)
                                        THREE MONTHS ENDED
                                       MARCH 31,   MARCH 31,
                                         2000        1999
                                       ---------   ---------
Annualized Return on Avg. Equity          9.51%       6.68%
Annualized Return on Avg. Assets          0.78        0.59
Book Value per Share                    $11.36      $11.08
Closing Market Price per Share            9.25       14.88

Earning per Primary Share:
      Basic                               $.27        $.19
      Diluted                              .26         .18

Net Interest Margin                       3.10%       3.10%

Ratio of Operating Expense to
      Average Total Assets,
      Annualized                          2.05        2.73
Ratio of Net Interest Income to
      Non-Interest Expense,
      Annualized                          1.45X       1.07X




RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999
-----------------------------------------------------------------------------

Net income was $1,097,000 for the first quarter of 2000, up 40% over $786,000 for the same period last year. Basic earnings per share were $0.27 compared to $0.19 per share for the first quarter of 1999. Diluted earnings per share were $0.26, a 44% increase compared to $0.18 per share for first quarter 1999. Return on average assets was 0.78% compared to 0.59% in the first quarter of last year. Return on average equity was 9.51%, a 42% increase from 6.68% for the same period in 1999. The Company's efficiency ratio was 59.43% compared to 74.02% in the first quarter of 1999.

Cash earnings (net earnings adjusted for the after tax impact of amortization of goodwill) for the first quarter of 2000 were $1,123,000, or $0.27 (basic) and $0.26 (diluted) earnings per share, compared to $812,000 or $0.20 (basic) and $0.19 (diluted) earnings per share for the same period in 1999.

Net interest income increased by $236,000, or 6%, for the first quarter of 2000 compared to the first quarter of 1999. A $28 million increase in average earning assets for the first quarter of 2000 versus the first quarter of 1999 accounted for part of this income increase, as did an increase in the total average loans outstanding to total assets of 82% for the first quarter of 2000, up from 73% during the like quarter of 1999. The Company's net interest margin averaged 3.10% for the first quarters of 2000 and 1999. The net spread averaged 2.53% for the first quarter of 2000, a 13 basis point decrease from 2.66% during the first quarter of 1999. An increase in average non-interest bearing liabilities offset the interest spread compression. The yield on average earning assets increased by 48 basis points while the cost of interest-bearing liabilities increased by 61 basis points. The Company expects the net interest margin to remain relatively constant during the next several quarters.

The provision for possible loan losses increased by $161,000 from $99,000 to $260,000 in the first quarter of 2000. This was a reflection of the change in loan mix which resulted in increases in commercial, commercial real estate, multi-family and construction loans since March 31, 1999.

On a quarterly basis, management of the Bank meets to review the adequacy of the allowance for possible loan losses. Each loan officer grades his or her individual commercial credits and the Company's outsourced loan review function validates the officers' grades. In the event that loan review results in a downgrade of the loan, it is included in the allowance analysis at the lower grade. The grading system is in compliance with the regulatory classifications and the allowance is allocated to the loans based on the regulatory grading, except in instances where there are known differences (i.e. collateral value is nominal, etc.). Once the specific portion of the allowance is calculated, management then calculates a historical portion for each loan category based on loan loss history, current economic conditions and trends in the portfolio, including delinquencies and impairments, as well as changes in the composition of the portfolio. Management believes the allowance for possible loan losses as of March 31, 2000 to be adequate.



LOAN LOSS ALLOWANCE ANALYSIS. The following table sets forth an analysis of the Company's allowance for possible loan losses for the periods indicated.



                                             Three Months Ended
                                          March 31,       March 31,
                                            2000            1999
                                         ---------        ---------
                                            (Dollars in Thousands)

Balance at beginning of period            $4,833           $4,312
Charge-offs:
  Commercial Loans                            -0-              -0-
  Multi-Family Loans                          -0-              -0-
  Commercial Real Estate Loans                -0-              -0-
  Construction Loans                          -0-              -0-
  Commercial/Municipal Leases                 -0-              -0-
  Mortgage Loans                              -0-              -0-
  Consumer                                    10               22
                                         --------         --------
Total                                         10               22
                                         --------         --------

Recoveries:
  Commercial Loans                            -0-              -0-
  Multi-Family Loans                          -0-              -0-
  Commercial Real Estate Loans                -0-              -0-
  Construction Loans                          -0-              -0-
  Commercial/Municipal Leases  	              -0-              -0-
  Mortgage Loans					                         -0-              -0-
  Consumer                                     8               20
                                         --------         --------
Total                                          2               20
                                         --------         --------
 Net charge-offs                               2                2

Additions charged to
  operations                                 260               99
                                         =======          =======
Balance at end of period                  $5,091           $4,409

Ratio of net charge-offs during
  the period to average loans
  outstanding during the period             0.00%            0.06%

Ratio of allowance for possible
  loan losses to non- performing loans      8.78x            2.18x



Non interest income decreased $373,000, or 36%, to $673,000 from the comparable quarter last year. Loan charges and servicing fees increased by $122,000 as the volume of loans increased. Mortgage Center income was down 84%, to $86,000 in the first quarter of 2000 compared to $536,000 in the similar quarter in 1999. The volume of new loans generated dropped to $7 million from $28 million during the first quarter of 1999. The higher level of interest rates had a major impact on mortgage loan refinancings and new loan generation. Of the $7 million generated in the first quarter of 2000, 51% were retained in the Bank's portfolio. During the first quarter of 1999, only 3% were retained in the Bank's portfolio. Based on current pending loans in process, management expects the second quarter to return to roughly the same dollar levels experienced in 1999. About 30% of the new production is expected to be retained in the Bank's portfolio. Deposit related charges and fees decreased by $12,000 during the first quarter of 2000 as compared to the first quarter of 1999. During the first quarter of 2000, the Company recognized a loss of $88,000 from the sale of $6.8 million of municipal securities versus gains of $2,000 during the first quarter of 1999. The municipal securities sold were scheduled to mature within the next two years.

Non-interest expense decreased $805,000, or 22% for the first quarter of 2000 from the comparable quarter in 1999. Total compensation and benefit costs decreased $366,000 for the quarter ended March 31, 2000 versus March 31, 1999. During the first quarter of 1999, the Company recognized $182,000 in non-recurring employee termination expenses, as certain positions were eliminated to bring operating costs more in line with the revenue of the Bank. Mortgage center commissions and employee sales incentives decreased to $99,000 from $185,000 for the same period in 1999. There were decreases in occupancy and equipment expenses of $33,000; the cost of Federal Deposit Insurance premiums decreased by $34,000 because of a lower assessment level; data processing expenses decreased by $26,000 as Y2K expenses were not present during 2000; and miscellaneous expenses decreased by $266,000. The Company's goal is to maintain an efficiency ratio in the 60% range.

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

                               March 31, 2000

           Change in           Percent Change          Percent Change
           Interest Rates      in Net Interest         in MV of
           (basis points)      Income                  Portfolio Equity
           --------------      ---------------         ----------------
               +200                  -6%                     -12%

               +100                  -3                       -6

                  0                   0                        0

               -100                  +3                       +6

               -200                  +5                      +10


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


RECENT REGULATORY DEVELOPMENTS

On November 12, 1999, President Clinton signed legislation that will allow bank holding companies to engage in a wider range of nonbanking activities, including greater authority to engage in securities and insurance activities. Under the Gramm-Leach-Bliley Act (the "Act"), a bank holding company that elects to become a financial holding company may engage in any activity that the Board of Governors of the Federal Reserve System (the "Federal Reserve"), in consultation with the Secretary of the Treasury, determines by regulation or order is financial in nature, incidental to any such financial activity, or complementary to any such financial activity and does not pose a substantial risk to the safety or soundness of depository institutions or the financial system generally. The Act specifies certain activities that are deemed to be financial in nature, including lending, exchanging, transferring, investing for others, or safeguarding money or securities; underwriting and selling insurance; providing financial, investment, or economic advisory services; underwriting, dealing in or making a market in, securities; and any activity currently permitted for bank holding companies by the Federal Reserve under section 4(c)(8) of the Bank Holding Company Act. A bank holding company may elect to be treated as a financial holding company only if all depository institution subsidiaries of the holding company are well-capitalized, well-managed and have at least a satisfactory rating under the Community Reinvestment Act.

National banks are also authorized by the Act to engage, through "financial subsidiaries," in any activity that is permissible for financial holding companies (as described above) and any activity that the Secretary of the Treasury, in consultation with the Federal Reserve, determines is financial in nature or incidental to any such financial activity, except (i) insurance underwriting, (ii) real estate development or real estate investment activities (unless otherwise expressly permitted by law), (iii) insurance company portfolio investments and (iv) merchant banking. The authority of a national bank to invest in a financial subsidiary is subject to a number of conditions, including, among other things, requirements that the bank must be well-managed and well-capitalized (after deducting from capital the bank's outstanding investments in financial subsidiaries). The Act provides that state banks may invest in financial subsidiaries (assuming they have the requisite investment authority under applicable state law) subject to the same conditions that apply to national banks.

Various bank regulatory agencies have begun issuing regulations as mandated by the Act. The Federal Reserve has issued an interim regulation establishing procedures for bank holding companies to elect to become financial holding companies. In addition, the Federal Reserve has issued interim regulations listing the financial activities permissible for financial holding companies and describing the parameters under which financial holding companies may engage in securities and merchant banking activities. The Office of the Comptroller of the Currency has issued a regulation regarding the parameters under which national banks may establish and maintain financial subsidiaries. In addition, all federal bank regulatory agencies have jointly issued a proposed regulation that would implement the privacy provisions of the Act. At this time, it is not possible to predict the impact the Act and its implementing regulations may have on the Company. As of the date of this filing, the Company has not applied for or received approval to operate as a financial holding company. In addition, the Bank has not applied for or received approval to establish financial subsidiaries.


NEW ACCOUNTING STANDARDS

Beginning January 1, 2001 Statement of Financial Accounting Standards (Statement) No. 133 on derivatives will require all derivatives to be recorded at fair value in the balance sheet, with changes in fair value charged or credited to income. If derivatives are documented and effective as hedges, the change in the derivative fair value will be offset by an equal change in the fair value of the hedged item. Under the new standard, securities held-to-maturity can no longer be hedged, except for changes in the issuer's creditworthiness. Therefore, upon adoption of Statement No. 133, companies will have another one-time window of opportunity to reclassify held-to-maturity securities to either trading or available-for-sale, provided certain criteria are met. This Statement may be adopted early at the start of a calendar quarter. Since the Company has no significant derivative instruments or hedging activities, adoption of Statement No. 133 is not expected to have a material impact on the Company's financial statements. Management has not decided whether to adopt Statement No. 133 early.


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

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
         None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         None

ITEM 5.  OTHER INFORMATION
         None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

        (a) Exhibits
            27.  Financial Data Schedule

        (b)  Reports on Form 8-K

             A report on Form 8-K was filed on January 20, 2000 to report under Item 5 the Company's earnings for the fourth quarter of 1999 and calendar year 1999.

             A report on Form 8-K was filed on February 3, 2000 to report under Item 5 completion of the Company's 17th stock repurchase program and announcement of the Company's 18th stock repurchase program.

             A report on Form 8-K was filed on March 1, 2000 to report under Item 5 declaration of a regular quarterly dividend.



                             SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          COVEST BANCSHARES, INC.




Date:                               By: /s/ James L. Roberts
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