Form 10-Q
period 2000-06-30
COVEST BANCSHARES INC
filed 2000-07-26
CIK 885694

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549
                  -----------------------------

                            FORM 10-Q

        Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934


For the Quarterly Period Ended          Commission File Number
      June 30, 2000                           0-20160

                  -----------------------------

                    COVEST BANCSHARES, INC.
     (Exact name of registrant as specified in its charter)


          Delaware                           36-3820609
(State or other jurisdiction       (I.R.S. Employer Identification
     of incorporation or                      Number)
        organization)

749 Lee Street, Des Plaines, Illinois               60016
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

                    Yes  --X--            No  -----

As of July 26, 2000, the Registrant had issued and outstanding 4,403,803 shares of the Registrant's Common Stock. In addition, it had also repurchased 441,399 shares which were being held as treasury stock.



                       	  COVEST BANCSHARES, INC.


                            Table of Contents


PART I.   FINANCIAL INFORMATION (UNAUDITED)                   PAGE NO.


          Item 1.   Financial Statements                         3

          Item 2.   Management's Discussion and
                    Analysis of Financial Condition and
                    Results of Operations                       15

PART II.  OTHER INFORMATION

          Item 1.   Legal Proceedings                           24
          Item 2.   Changes in Securities                       24
          Item 3.   Defaults upon Senior Securities             24
          Item 4.   Submission of Matters to a Vote
                    of Security Holders                         24
          Item 5.   Other Information                           24
          Item 6.   Exhibits and Reports                        24

          Form 10-Q Signatures                                  25



PART 1.   FINANCIAL INFORMATION
Item 1.   Consolidated Financial Statements
          (unaudited)


COVEST BANCSHARES INC.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Unaudited)


                                           JUNE 30,     DEC. 31,
(Dollars in thousands, except                2000         1999
 per share data)                          ---------    ---------

ASSETS
------
CASH ON HAND AND IN BANKS                 $  8,944   $    9,027

INTEREST BEARING DEPOSITS                    3,452        1,590
                                          ---------    ---------
  Cash and Cash Equivalents                 12,396       10,617

SECURITIES:
  Securities Available-for-Sale             39,630       51,702
  Mortgage-Backed and Related
    Securities Available-for-Sale           15,499       18,759
  Federal Home Loan Bank and
   Federal Reserve Bank Stock                6,635        6,529
                                          --------     --------
TOTAL SECURITIES                            61,764       76,990

LOANS RECEIVABLE:
  Commercial Loans                          24,387       17,426
  Multi-Family Loans                       140,826      126,109
  Commercial Real Estate Loans              71,548       74,284
  Construction Loans                        39,724       46,177
  Commercial/Municipal Leases               12,874       22,029
  Mortgage Loans                           125,659      130,160
  Consumer Loans                            52,182       51,239
  Mortgage Loans held for Sale                  46          106
                                          --------     --------
    TOTAL LOANS RECEIVABLE                 467,246      467,530
  Allowance for Possible Loan Loss         ( 5,240)     ( 4,833)
                                          --------     --------
LOANS RECEIVABLE, NET                      462,006      462,697

ACCRUED INTEREST RECEIVABLE                  3,370        3,437
PREMISES AND EQUIPMENT                      10,292       10,669
OTHER REAL ESTATE OWNED                         75            0
GOODWILL                                     1,646        1,749
MORTGAGE SERVICING RIGHTS                      137          148
OTHER ASSETS                                 1,814        2,189
                                          --------     --------
TOTAL ASSETS                              $553,500     $568,496
                                          ========     ========

See accompanying notes to consolidated financial statements


COVEST BANCSHARES INC.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (Continued)
(Unaudited)
(Dollars in thousands, except
 per share data)
                                            JUNE 30,      DEC. 31,
                                              2000          1999
                                           ---------     ---------
LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
LIABILITIES:
  Deposits:
      Non-Interest Bearing                 $  23,959    $  19,691
      Interest Bearing Checking               22,321       21,930
      Savings Accounts                        47,295       49,700
      Money Market Accounts                  103,130       88,779
      Certificates of Deposit                159,433      165,578
      Jumbo CDs                               11,229        8,204
      Purchased CDs                           56,831       44,173
                                            --------     --------
                                             424,198      398,055
  Short-Term Borrowings and Securities
    Sold U/A to Repurchase                    52,565       85,004
  Long-Term Advances from Federal
    Home Loan Bank                            19,000       29,000
  Advances from Borrowers for
    Taxes and Insurance                        4,864        4,640
  Accrued Expenses and Other Liabilities       6,362        5,523
                                           ---------    ---------
TOTAL LIABILITIES                            506,989      522,222


STOCKHOLDERS' EQUITY:
  Common Stock, par value $.01 per share;
    7,500,000 authorized shares; 4,403,803
    shares issued at 6/30/00 and 12/31/99
    respectively                                  44           44
  Additional Paid-in Capital                  17,824       17,919
  Retained Earnings                           35,084       33,514
  Treasury Stock, 388,258 shares and
    299,796 shares, held at cost 6/30/00
    and 12/31/99 respectively                 (5,194)      (4,312)
  Unearned Stock Award                             0          (14)
  Accumulated Other Comprehensive
    Loss                                      (1,247)        (877)
                                           ---------     --------
TOTAL STOCKHOLDERS' EQUITY                    46,511       46,274
                                           ---------     --------
TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY                        $553,500     $568,496
                                           =========     ========

See accompanying notes to consolidated financial statements

COVEST BANCSHARES INC.
CONSOLIDATED STATEMENTS OF INCOME            THREE MONTHS ENDED       SIX MONTHS ENDED
(Unaudited)                                 JUNE 30,     JUNE 30,   JUNE 30,    JUNE 30,
(Dollars in thousands, except                 2000         1999	      2000        1999
 per share data)                          ---------    ---------	  ---------   ---------

INTEREST INCOME
  Loans and Leases Receivable               $ 9,574      $ 7,672     $18,821      $15,263
  Interest Bearing Deposits at Banks            161          185         278          572
  Mortgage-Backed and Related Securities        289          385         607          894
  Taxable Securities                            524          808       1,062        1,285
  Tax Exempt Securities                          92          178         193          334
  Other Interest and Dividend Income            120          115         237          244
                                           ---------    ---------   ---------   ---------
  Total Interest Income                      10,760        9,343      21,198       18,592
INTEREST EXPENSE
  Deposits                                    4,996        3,660       9,822        7,337
  Advances from Federal Home Loan Bank        1,195        1,621       2,536        3,224
  Other Borrowed Money                          236           72         355          126
                                           ---------    ---------   ---------   ---------
  Total Interest Expense                      6,427        5,353      12,713       10,687

NET INTEREST INCOME                           4,333        3,990       8,485        7,905
  Provision for Possible Loan Losses            250          288         510          387
NET INTEREST INCOME AFTER PROVISION        ---------    ---------   --------    ---------
  FOR POSSIBLE LOAN LOSSES                    4,083        3,702       7,975        7,518

NON-INTEREST INCOME
  Loan Servicing Fees                           269          275         593          477
  Mortgage Center Income                        122          495         208        1,031
  Deposit Related Charges and Fees              264          252         489          488
  Gain/(Loss) on Sale of Securities              (8)          -0-        (96)           2
  Insurance and Annuity Commissions              31           59          91           98
  Other                                          79          129         145          160
                                           ---------    ---------   ---------   ---------
TOTAL Non-Interest Income                       757        1,210       1,430        2,256

NON-INTEREST EXPENSE
  Compensation and Benefits                   1,618        1,516       3,110        3,483
  Commissions and Incentives                    158          230         257          415
  Occupancy and Equipment                       518          522       1,012        1,049
  Federal Insurance Premium                      21           54          40          107
  Data Processing                               219          244         437          488
  Advertising                                   111          103         202          195
  Other Real Estate Owned                        (6)          -0-         (6)           2
  Amortization of Goodwill                       51           51         102          103
  Amortization of Mortgage Servicing Rights       6           14          11           35
  Other                                         404          610         803        1,140
                                           ---------    ---------  ---------    ----------
TOTAL NON-INTEREST EXPENSE                    3,100        3,344       5,968        7,017
                                           ---------    ---------  ---------    ----------
INCOME BEFORE INCOME TAXES                    1,740        1,568       3,437        2,757
  Income Tax Provision                         (615)        (529)     (1,215)        (932)
                                           ---------    ---------  ---------    ----------
NET INCOME                                  $ 1,125      $ 1,039     $ 2,222      $ 1,825
                                           =========    =========  =========    ==========

Basic Earnings Per Share                      $0.28        $0.25       $0.54        $0.44

Diluted Earnings Per Share                    $0.27        $0.24       $0.54        $0.42

Comprehensive Income/(Loss)                 $ 1,160      $   371     $ 1,852       $  856

See accompanying notes to consolidated financial statements

COVEST BANCSHARES INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS               SIX MONTHS ENDED
(Unaudited)                                       JUNE 30,     JUNE 30,
(Dollars in thousands)                              2000         1999
                                                 ---------    ---------
OPERATING ACTIVITIES
  Net Income                                     $ 2,222       $ 1,825
  Adjustments to Reconcile Net Income to
   Net Cash from Operating Activities
    Depreciation and Amortization of
       Premises and Equipment                        513           519
    Provision for Possible Loan Losses               510           387
    Net (Gain)/Loss on Sale of Securities             96            (2)
    Stock Award Earned                                14            -0-
    Change In:
      Prepaid Expenses and Other Assets              489         1,031
      Accrued Interest Receivable                     67           197
      Accrued Expenses and Other Liabilities         857        (1,309)
                                                 ---------    ---------
NET CASH FROM OPERATING ACTIVITIES                 4,768         2,648

CASH FLOWS FROM INVESTING ACTIVITIES
  Loan Originations, Net of Principal
    Payments                                         106         9,081
  Principal Payments on Mortgage-Backed
    and Related Securities                         1,694         6,006
  Purchases of Securities                           (120)      (42,399)
  Proceeds from Sales and Maturities
    of Securities                                 13,040        12,218
  (Purchase)/Sale of Federal Home Loan Bank
    and Federal Reserve Bank Stock                  (106)        1,910
  Purchase of Office Properties and
    Equipment                                        136           (86)
                                                 ---------    ---------
NET CASH FROM INVESTING ACTIVITIES                14,750       (13,270)


CASH FLOWS FROM FINANCING ACTIVITIES
  Net Increase/(Decrease) in Deposits             26,143        (9,011)
  Repayment of Long Term Federal Home
    Loan Bank Advances                           (10,000)           -0-
  Proceeds/Repayments of Other Borrowings        (32,439)        3,596
  Net Increase in Mortgage Escrow Funds              224           302
  Purchase of Common Stock Net of
    Proceeds from Exercise of Stock Options       (1,015)       (1,273)
  Payment Received on Loan to ESOP                    -0-          161
  Dividend Paid                                     (652)         (669)
                                                ---------     ---------
NET CASH FROM FINANCING ACTIVITIES               (17,739)       (6,894)
                                                ---------     ---------

NET INCREASE/(DECREASE) IN CASH AND
  CASH EQUIVALENTS                                 1,779       (17,516)

CASH AND CASH EQUIVALENTS, BEGINNING              10,617        39,677
                                                ---------     ---------
CASH AND CASH EQUIVALENTS, ENDING                $12,396       $22,161
                                                =========     =========


See accompanying notes to consolidated financial statements


COVEST BANCSHARES INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(Unaudited)
(Dollars in thousands)
                                                                                                     ACCUMULATED
                                            ADDITIONAL                                    UNEARNED   OTHER
                                    COMMON   PAID-IN    RETAINED   TREASURY      ESOP       STOCK    COMPREHENSIVE
                                     STOCK   CAPITAL    EARNINGS    STOCK        LOAN       AWARD    INCOME/(LOSS) TOTAL
------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1998          $ 44   $18,967    $30,905     ($3,017)    ($161)      ($73)      $286      $46,951

Net Income                                                1,825                                                    1,825

Change in Unrealized Gain on Securities
 Available-for-Sale, Net of Taxes                                                                      (969)        (969)
                                                                                                                 --------

Comprehensive Income                                                                                                 856
                                                                                                                 --------
Cash Dividends ($.16 per share)                             (669)                                                   (669)

Purchase of Treasury Stock                                           (2,855)                                      (2,855)

Stock Award Expense                                3                                           19                     22

Principal payment on ESOP Loan                                                    161                                161

Treasury Stock Reissued in Conjunction
 with Stock Option Exercises                  (1,303)                 2,885                                        1,582

Tax Benefits related to
 Employee Stock Option Plans                     269                                                                 269

------------------------------------------------------------------------------------------------------------------------

Balance at June 30, 1999              $44    $17,936     $32,061    ($2,987)      $-0-       ($54)    ($683)     $46,317
========================================================================================================================

Balance at December 31, 1999          $44    $17,919     $33,514    ($4,312)      $-0-       ($14)    ($877)     $46,274

Net Income                                                 2,222                                                   2,222

Change in Unrealized Gain on Securities
  Available-for-Sale, Net of Taxes                                                                     (370)        (370)
                                                                                                                   ------

Comprehensive Income                                                                                               1,852
                                                                                                                   ------
Cash Dividends ($.16 per share)                            (652)                                                    (652)

Purchase of Treasury Stock                                           (1,082)                                      (1,082)

Stock Award Earned                                                                             14                     14

Treasury Stock Reissued in Conjunction
  with Stock Option Exercises                   (133)                   200                                           67

Tax Benefits related to
  Employee Stock Option Plans                     38                                                                  38

------------------------------------------------------------------------------------------------------------------------

Balance at June 30, 2000              $44    $17,824    $35,084     ($5,194)       $-0-       $-0-  ($1,247)     $46,511
========================================================================================================================

See accompanying notes to consolidated financial statements



                         COVEST BANCSHARES INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               (Unaudited)

AVERAGE BALANCE SHEET
(Unaudited)
(Dollars in thousands)
The following table sets forth certain information related to the Company's average balance sheet. It reflects the average yield on assets and average cost of liabilities for the periods indicated, as derived by dividing income or expense by the average daily balance of assets or liabilities, respectively, for the periods indicated.

                                                                    THREE MONTHS ENDED
                                -----------------------------------------------------------------------------------
                                               JUNE 30, 2000                             JUNE 30, 1999
                                -----------------------------------------     ---------------------------------
                                   AVERAGE                     AVERAGE        AVERAGE                AVERAGE
                                   BALANCE        INTEREST    YIELD/COST      BALANCE    INTEREST   YIELD/COST
INTEREST-EARNING ASSETS:        -----------------------------------------     ---------------------------------
  Commercial Loans (A)(B)         $23,170         $   466         8.04%      $ 10,488   $    171      6.51%
  Multi-Family Loans (B)          136,157           2,681         7.88         71,799      1,405      7.83
  Commercial Real Estate (B)       71,696           1,498         8.36         68,721      1,473      8.57
  Construction Loans (B)           41,144           1,131        11.00         40,722        901      8.85
  Commercial/Muni Leases           14,760             234         6.34         31,999        501      6.27
  Mortgage Loans (A)(B)           127,848           2,394         7.49        128,777      2,313      7.18
  Consumer Loans                   52,207           1,170         8.96         42,680        908      8.51
  Securities                       52,072             784         6.02         84,652      1,190      5.63
  Mortgage-Backed and
    Related Securities             16,684             289         6.93         22,355        385      6.89
  Other Investments                10,550             161         6.10         15,849        185      4.67
                                -----------------------------------------   ----------------------------------
Total Interest-Earning Assets    $546,288         $10,808         7.91%      $518,042   $  9,432      7.28%
Non-Interest Earning Assets        17,728                                      21,777
                                -----------------------------------------   ----------------------------------
TOTAL ASSETS                     $564,016                                    $539,819
                                =========================================  =======================================
INTEREST-BEARING LIABILITIES:
  Interest-Bearing Checking      $ 22,711         $    63         1.11%      $ 22,628   $     59      1.05%
  Savings                          48,409             301         2.49         52,152        324      2.49
  Money Market                     98,651           1,407         5.71         82,375        898      4.36
  Certificates of Deposits        161,674           2,307         5.71        173,168      2,261      5.22
  Jumbo CDs                         9,637             142         5.89          9,273        118      5.10
  Purchased CDs                    48,330             776         6.42              0          0      0.00
  FHLB Advances                    78,231           1,195         6.11        120,000      1,621      5.40
  Other Borrowed Funds             15,754             236         5.99          6,318         72      4.55
                                -----------------------------------------  ------------------------------------
Total Interest-Bearing
  Liabilities                    $483,397         $ 6,427         5.32%      $465,914   $  5,353      4.60%

Non-Interest Bearing Deposits      23,066                                      16,646
Other Liabilities                  10,936                                      10,863
                                -----------------------------------------   ----------------------------------
TOTAL LIABILITIES                $517,399                                    $493,423
                                -----------------------------------------   ----------------------------------
Stockholders' Equity               46,617                                      46,396
                                -----------------------------------------   ----------------------------------
TOTAL LIABILITIES AND
  STOCKHOLDERS' EQUITY           $564,016                                    $539,819
                                =========================================   ==================================
NET INTEREST INCOME                               $ 4,381                               $  4,079
                                -----------------------------------------   ----------------------------------
NET INTEREST RATE SPREAD (C)                                      2.59%                               2.68%
                                -----------------------------------------   ----------------------------------
NET INTEREST MARGIN (D)                                           3.21%                               3.08%
                                -----------------------------------------   ----------------------------------

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

                                                                     SIX MONTHS ENDED
                                -----------------------------------------------------------------------------------
                                               JUNE 30, 2000                             JUNE 30, 1999
                                -----------------------------------------     ---------------------------------
                                   AVERAGE                     AVERAGE        AVERAGE                AVERAGE
                                   BALANCE        INTEREST    YIELD/COST      BALANCE    INTEREST   YIELD/COST
INTEREST-EARNING ASSETS:        -----------------------------------------     ---------------------------------
  Commercial Loans (A)(B)         $20,688         $   800         7.73%      $  9,914   $    307      6.19%
  Multi-Family Loans (B)          130,241           5,076         7.79         68,501      2,677      7.82
  Commercial Real Estate (B)       72,796           3,034         8.34         65,339      2,795      8.56
  Construction Loans (B)           43,173           2,297        10.64         38,271      1,697      8.87
  Commercial/Muni Leases           17,247             544         6.31         32,445      1,020      6.29
  Mortgage Loans (A)(B)           128,928           4,788         7.43        136,538      4,922      7.21
  Consumer Loans                   51,735           2,282         8.82         43,810      1,845      8.42
  Securities                       52,929           1,592         6.02         71,008      2,036      5.74
  Mortgage-Backed and
    Related Securities             17,500             607         6.94         26,397        894      6.77
  Other Investments                 9,508             278         5.85         24,653        572      4.64
                                -----------------------------------------   ----------------------------------
Total Interest-Earning Assets    $544,745         $21,299         7.82%      $516,876   $ 18,765      7.26%
Non-Interest Earning Assets        17,674                                      21,855
                                -----------------------------------------   ----------------------------------
TOTAL ASSETS                     $562,419                                    $538,731
                                =========================================  =======================================
INTEREST-BEARING LIABILITIES:
  Interest-Bearing Checking      $ 22,564         $   124         1.10%      $ 22,617   $    118      1.05%
  Savings                          48,969             610         2.49         52,297        647      2.47
  Money Market                     94,068           2,613         5.56         81,581      1,762      4.32
  Certificates of Deposits        163,772           4,628         5.65        173,808      4,553      5.24
  Jumbo CDs                         9,014             260         5.77          9,968        257      5.16
  Purchased CDs                    49,321           1,587         6.44              0          0      0.00
  FHLB Advances                    84,027           2,536         6.04        120,000      3,224      5.37
  Other Borrowed Funds             12,256             355         5.79          5,661        126      4.46
                                -----------------------------------------  ------------------------------------
Total Interest-Bearing
  Liabilities                    $483,991         $12,713         5.25%      $465,932   $ 10,687      4.59%

Non-Interest Bearing Deposits      21,432                                      15,380
Other Liabilities                  10,603                                      10,703
                                -----------------------------------------   ----------------------------------
TOTAL LIABILITIES                $516,026                                    $492,015
                                -----------------------------------------   ----------------------------------
Stockholders' Equity               46,393                                      46,716
                                -----------------------------------------   ----------------------------------
TOTAL LIABILITIES AND
  STOCKHOLDERS' EQUITY           $562,419                                    $538,731
                                =========================================   ==================================
NET INTEREST INCOME                               $ 8,586                               $  8,078
                                -----------------------------------------   ----------------------------------
NET INTEREST RATE SPREAD (C)                                      2.57%                               2.67%
                                -----------------------------------------   ----------------------------------
NET INTEREST MARGIN (D)                                           3.15%                               3.06%
                                -----------------------------------------   ----------------------------------

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

The results of operations and other data for the periods ended June 30, 2000 are not necessarily indicative of results that may be expected for the entire year ended December 31, 2000.

In the opinion of management, the unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial information of CoVest Bancshares, Inc. (the "Company"), including its wholly owned subsidiary, CoVest Banc (the
"Bank").

Certain amounts in prior consolidated financial statements have been reclassified to conform to the June, 2000 presentation.


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

The accounting policies used for mortgage banking operations are the same as those for banking operations except that income taxes are not allocated to the mortgage banking operations. Information reported internally for performance assessment as of June 30, 2000 and 1999 are as follows.


                                                 Six Months Ended
                                                 June 30, 2000
                                                   Mortgage   Consolidated
                                       Banking      Banking       Total
                                      ---------   ---------- -------------
Net Interest Income                     $8,455      $   30       $8,485
Other Revenue                            1,222         208        1,430
Other Expense                            5,121         334        5,455
Noncash Items:
  Depreciation                             439          74          513
  Provision for Possible Loan Loss         510          -0-         510
Segment Profit, Before Income Taxes      3,607        (170)       3,437
Segment Assets                         553,283         217      553,500


                                                 Six Months Ended
                                                 June 30, 1999
                                                   Mortgage   Consolidated
                                       Banking      Banking       Total
                                      ---------   ---------- -------------
Net Interest Income                     $7,758      $  147       $7,905
Other Revenue                            1,222       1,034        2,256
Other Expense                            5,407       1,091        6,498
Noncash Items:
  Depreciation                             504          15          519
  Provision for Possible Loan Loss         387          -0-         387
Segment Profit, Before Income Taxes      2,682          75        2,757
Segment Assets                         541,288       1,144      542,432



A reconciliation of the numerators and denominators for earnings per common share dilution computations for the three month periods ended June 30, 2000 and 1999 are presented below: (dollars and shares in thousands)

                                       Three Months Ended June 30
                                       --------------------------
                                         2000            1999
                                         ----            ----
   Earnings per share:
         Net Income                    $1,125          $1,039
         Weighted average common
               shares outstanding       4,073           4,130
                                        -----           -----
         Basic earnings per share       $0.28           $0.25
                                        =====           =====

   Earnings per share assuming dilution:
         Net Income                    $1,125          $1,039
                                       ======          ======
         Weighted average common
               shares outstanding       4,073           4,130

         Add: dilutive effect of assumed
               exercises, incentive stock
               options and management
               retention plan              33             116
                                        -----           -----
         Weighted average common and
               dilutive potential common
               shares outstanding       4,106           4,246
                                        =====           =====

         Diluted earnings per share     $0.27           $0.24
                                        =====           =====


A reconciliation of the numerators and denominators for earnings per common share dilution computations for the six month periods ended June 30, 2000 and 1999 are presented below: (dollars and shares in thousands)

                                       Six Months Ended June 30
                                       -------------------------
                                         2000           1999
                                         ----           ----
   Earnings per share:
         Net Income                    $2,222         $1,825
         Weighted average common
               shares outstanding       4,082          4,144
                                        -----          -----
         Basic earnings per share       $0.54          $0.44
                                        =====          =====

   Earnings per share assuming dilution:
         Net Income                    $2,222         $1,825
                                       ======         ======
         Weighted average common
               shares outstanding       4,082          4,144

         Add: dilutive effect of assumed
               exercises, incentive stock
               options and management
               retention plan              35            155
                                        -----          -----
         Weighted average common and
              dilutive potential common
              shares outstanding        4,117          4,299
                                        =====          =====

         Dilutive earnings per share    $0.54          $0.42
                                        =====          =====

At June 30, 2000, options to purchase 674,297 shares were outstanding. These options were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the common stock and were therefore, antidilutive.


(3) Stock Repurchase Program

The Company completed its 17th stock repurchase program on February 3, 2000.
A total of 100,000 shares were repurchased at an average price of $14.84.

The Company announced its 18th stock repurchase program on February 3, 2000, enabling the Company to repurchase 100,000 shares of its outstanding stock.
A total of 100,000 shares were repurchased at an average price of $10.45.

The Company announced its 19th stock repurchase program on July 3, 2000, enabling the Company to repurchase 100,000 shares of its outstanding stock.
As of July 25, 2000, 53,141 shares had been repurchased at an average price of $10.50.


(4) Cash Dividend

The regular quarterly dividend for the second quarter of 2000 was paid at $.08 per share. The same quarterly dividend was paid for the second quarter of 1999.


(5) Regulatory Capital Requirements

Pursuant to the Financial Institutions Reform, Recovery and Enforcement Act of 1989 ("FIRREA"), as implemented by regulations promulgated by the Office of the Comptroller of the Currency (the "OCC"), national banks must meet three separate minimum capital requirements. The following table summarizes, as of June 30, 2000, the Company's and Bank's capital requirements under FIRREA and its actual capital ratios. As of June 30, 2000, the Bank exceeded all current minimum regulatory capital requirements.

                                                                 To Be Well
                                                              Capitalized Under
                                              For Capital     Prompt Corrective
                              Actual        Adequacy Purpose  Action Provisions
June 30, 2000              Amount  Ratio      Amount  Ratio     Amount  Ratio
=============              ------  -----      ------  -----     ------  -----
Total Capital                           (Dollars in thousands)
(to Risk Weighted Assets)
   Company                 $50.9   13.4%      $30.5    8.0%     $38.1   10.0%
   Bank                     49.0   12.3        32.0    8.0       40.0   10.0
Tier I Capital
(to Risk Weighted Assets)
   Company                  46.1   12.1        15.2    4.0       22.8    6.0
   Bank                     44.0   11.0        16.0    4.0       24.0    6.0
Tier I Capital
(to Average Assets)
   Company                  46.1    8.2        22.6    4.0       28.2    5.0
   Bank                     44.0    7.9        22.4    4.0       28.0    5.0

Risk Weighted Assets (Company)  $380,834
Average Assets (Company)        $564,016

Risk Weighted Assets (Bank)     $399,410
Average Assets (Bank)           $560,510
                                                                 To Be Well
                                                              Capitalized Under
                                              For Capital     Prompt Corrective
                              Actual        Adequacy Purpose  Action Provisions
June 30, 1999              Amount  Ratio      Amount  Ratio     Amount  Ratio
=============              ------  -----      ------  -----     ------  -----
Total Capital                           (Dollars in thousands)
(to Risk Weighted Assets)
   Company                 $49.6   14.0%      $28.3    8.0%     $35.4   10.0%
   Bank                     47.0   13.3        28.2    8.0       35.3   10.0
Tier I Capital
(to Risk Weighted Assets)
   Company                  45.1   12.7        14.2    4.0       21.3    6.0
   Bank                     42.6   12.1        14.1    4.0       21.2    6.0
Tier I Capital
(to Average Assets)
   Company                  45.1    8.4        21.6    4.0       27.0    5.0
   Bank                     42.6    7.9        21.4    4.0       26.8    5.0

Risk Weighted Assets (Company)  $354,229
Average Assets (Company)        $539,819

Risk Weighted Assets (Bank)     $352,746
Average Assets (Bank)           $536,111


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

FINANCIAL CONDITION
-------------------
The Company's assets decreased to $554 million as of June 30, 2000, as compared to $568 million at December 31, 1999. Net loans receivable decreased
$1 million to $462 million as of June 30, 2000 versus $463 million outstanding as of December 31, 1999. Multi-family loans increased by $14.7 million and commercial loans increased by $7.0 million.  This increase was offset by a decrease in leases and construction loans of approximately $9.2 million and $6.5 million, respectively.  Limited growth in the loan portfolio is expected during the remainder of 2000.  Total securities have decreased by
$15.0 million as a result of the sales and security paydowns.  These funds were used to repay FHLB advances. Deposits increased 7% to $424 million as of
June 30, 2000 compared to $398 million as of December 31, 1999.  In March
2000, the Bank introduced a High Yield Account.  This account has a market sensitive rate of interest that is indexed to the 91-day Treasury Bill weekly auction rate.  All balances over $2,500 are tiered to this market interest rate.  The Company is focused on growing High Yield Account balances and attracting new commercial deposit accounts.  At June 30, 2000, the account had a $103 million balance, a 16% increase from year-end 1999.  Additional deposit growth  has been centered in non-interest bearing deposits that grew by approximately 22% or $4.3 million and purchased certificates of deposit, which increased by approximately 29% or $12.7 million. The increase in deposits has been used to pay down FHLB borrowings.

Stockholders' equity totaled $47 million at June 30, 2000. The number of common shares outstanding was 4,015,545 and the book value per common share outstanding was $11.58.

At June 30, 2000, the Allowance for Possible Loan Losses was $5.2 million as compared to $4.8 million at December 31, 1999. In addition, at June 30, 2000 the Company had $75,000 of other real estate owned, which consisted of one parcel of residential real estate.

At June 30, 2000, total non-performing assets amounted to $560,000, or 0.10% of total assets compared to $766,000, or 0.13% of total assets at December
31, 1999. These are multi-family and mortgage loans in various stages of foreclosure and one parcel of residential Other Real Estate Owned.


The following table sets forth the amounts and categories of non-performing loans and assets.

                                      June 30, 2000    Dec. 31, 1999
                                      -------------    -------------
                                          (Dollars in Thousands)
Non-performing loans:
  Commercial Loans                            -0-              -0-
  Multi-family Loans                        $216               -0-
  Commercial Real Estate Loans                -0-              -0-
  Construction Loans                          -0-              -0-
  Commercial/Municipal Leases                 -0-              -0-
  Mortgage Loans                             269             $766
  Consumer                                    -0-              -0-
                                     -------------    -------------
   Total non-performing loans                485              766

Other real estate owned                       75               -0-
Other repossessed assets                      -0-              -0-
                                      -------------    ------------
   Total non-performing assets              $560             $766
                                            ====             ====

Total non-performing loans as
  a percentage of net loans                  .10%             .17%

Total non-performing assets as
  a percentage of total assets               .10              .13


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

The Company's cash flows are a result of three principal activities: operating activities, investing activities and financing activities. Net cash provided by operating activities was $4.8 million for the six months ended June 30, 2000. Net cash provided by investing activities was $14.8 million for the six months ended June 30, 2000. Net cash used in financing activities amounted to $17.7 million for the six months ended June 30, 2000.

The Company uses its liquidity to meet its ongoing commitments to fund maturing certificates of deposit and deposit withdrawals, repay borrowings, fund existing and continuing loan commitments, and pay operating expenses. At
June 30, 2000, the Company had commitments to originate loans and undisbursed loan balances totaling $60 million, and its customers had approved but unused lines of credit totaling $32 million. The Company considers its liquidity and capital resources to be adequate to meet its foreseeable short and long-term needs. The Company expects to be able to fund or refinance, on a timely basis, its material commitments and long-term liabilities.

SELECTED RATIOS
---------------
(unaudited)                       THREE MONTHS ENDED        SIX MONTHS ENDED
                                  JUNE 30,   JUNE 30,     JUNE 30,  JUNE 30,
                                     2000       1999         2000      1999
                                 --------------------    -------------------
Annualized Return on Avg. Equity     9.65%      8.96%        9.58%     7.81%
Annualized Return on Avg. Assets     0.80%      0.77%        0.79%     0.68%
Book Value per Share               $11.58     $11.05       $11.58    $11.05
Closing Market Price per Share     $10.50     $14.875      $10.50    $14.875

Earnings per Primary Share:
     Basic                          $0.28      $0.25        $0.54     $0.44
     Diluted                        $0.27      $0.24        $0.54     $0.42

Net Interest Margin                  3.21%      3.08%        3.15%     3.06%
Ratio of Operating Expense to
     Average Total Assets,
     Annualized                      2.20%      2.48%        2.12%     2.61%
Ratio of Net Interest Income to
     Non-Interest Expense,
     Annualized                      1.40x      1.19X        1.42x     1.13x



RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2000 AND 1999
-----------------------------------------------------------------------
Net income was $1,125,000 for the second quarter of 2000, up 8% over
$1,039,000 for the same period last year.  Basic earnings per share were $0.28 compared to $0.25 per share for the second quarter of 1999.  Diluted earnings per share were $0.27, a 13% increase compared to $0.24 per share for the second quarter 1999.

Return on average equity and return on average assets during the second quarter were 9.65% and 0.80% respectively during 2000 compared to 8.96% and 0.77% in 1999.

The Company's efficiency ratio was 60.90% compared to 64.31% in the second quarter of 1999. The Company's goal is to maintain an efficiency ratio in the 60% range.

Cash earnings (net earnings adjusted for the after tax impact of amortization of goodwill) for the second quarter of 2000 were approximately $1,156,000, or $0.28 (basic) and $0.28 (diluted) earnings per share, compared to $1,071,000 or $0.26 (basic) and $0.25 (diluted) earnings per share for the same period in 1999.

Net interest income increased by $343,000, or 9%, for the second quarter of 2000 compared to the second quarter of 1999. A $28 million increase in average earning assets for the second quarter of 2000 versus the second quarter of 1999 accounted for part of this increase. The Company's net interest margin averaged 3.21% for the second quarter of 2000, a 13 basis point increase from 3.08% in 1999. The net spread averaged 2.59% for the second quarter of 2000, a 9 basis point decrease from 2.68% during the second quarter of 1999. The yield on average earning assets increased by 63 basis points while the cost of interest-bearing liabilities increased by 72 basis points. The Company expects the net interest margin to remain relatively stable during the next several quarters.

The provision for possible loan losses decreased by $38,000 from $288,000 to $250,000 in the second quarter of 2000. The provision was based in part on the change in loan mix, as commercial and multi-family loans have increased, and was also affected by a decrease in non-performing assets and loan charge-offs.

On a quarterly basis, management of the Bank meets to review the adequacy of the allowance for possible loan losses. Each loan officer grades his or her individual commercial credits and the Company's outsourced loan review function validates the officers' grades. In the event that loan review results in a downgrade of the loan, it is included in the allowance analysis at the lower grade. The grading system is in compliance with the regulatory classifications and the allowance is allocated to the loans based on the regulatory grading, except in instances where there are known differences
(i.e. collateral value is nominal, etc.) Once the specific portion of the allowance is calculated, management then calculates a historical portion for each loan category based on loan loss history, current economic conditions and trends in the portfolio, including delinquencies and impairments, as well as changes in the composition of the portfolio. Management believes the allowance for possible loan losses as of June 30, 2000 to be adequate.

LOAN LOSS ALLOWANCE ANALYSIS. The following table sets forth an analysis of the Company's allowance for possible loan losses for the periods indicated.

                                             Three Months Ended
                                          June 30,        June 30,
                                            2000            1999
                                         ---------        ---------
                                            (Dollars in Thousands)

Balance at beginning of period            $5,091           $4,409

Charge-offs:

  Commercial Loans                            -0-              -0-
  Multi-Family Loans                          -0-              -0-
  Commercial Real Estate Loans                -0-              -0-
  Construction Loans                          -0-              -0-
  Commercial/Municipal Leases                 -0-              -0-
  Mortgage Loans                              26               99
  Consumer                                    82               78
                                         --------         --------
Total                                        108              177
                                         --------         --------
Recoveries:
  Commercial Loans                            -0-              -0-
  Multi-Family Loans                          -0-              -0-
  Commercial Real Estate Loans                -0-              -0-
  Construction Loans                          -0-              -0-
  Commercial/Municipal Leases                 -0-              -0-
  Mortgage Loans                              -0-              -0-
  Consumer                                     7               25
                                         --------         --------
Total                                          7               25
                                         --------         --------
 Net charge-offs                             101              152

Additions charged to
  operations                                 250              288
                                         --------         --------
Balance at end of period                  $5,240           $4,545
                                         ========         ========


Ratio of net charge-offs during
  the period to average loans
  outstanding during the period             0.02%            0.04%

Ratio of allowance for possible
  loan losses to non-performing loans      10.80x            2.64x


Net interest income after provision for possible loan losses increased by $381,000, or 10% to $4,083,000 for the three month period ended June 30, 2000, as compared to $3,702,000 for the three month period ended June 30, 1999.

Non-interest income decreased $453,000, or 37%, to $757,000 from the comparable quarter last year. Loan charges and servicing fees decreased by $6,000 as the volume of loans remained the same. Mortgage Center income was down 75%, to $122,000 in the second quarter of 2000 compared to $495,000 in the similar quarter in 1999. The volume of new loans generated dropped due to higher interest rates, which had a major impact on mortgage loan refinancings and new loan generation. Deposit related charges and fees increased by $12,000 during the second quarter of 2000 as compared to the second quarter of 1999. During the second quarter of 2000, insurance and annuity commissions decreased by $28,000 and other income decreased by $50,000.

Non-interest expense decreased $244,000, or 7% for the second quarter of 2000 from the comparable quarter in 1999. Total compensation and benefit costs increased $102,000 for the quarter ended June 30, 2000 versus June 30, 1999.
There were decreases in commission expenses of $72,000 due to a lower volume ofloan originations; the cost of Federal Deposit Insurance premiums decreased by $33,000 because of a lower assessment level; data processing expenses decreased by $25,000 as Y2K expenses were not present during 2000;
and miscellaneous expenses decreased by $206,000. The Company's goal is to maintain an efficiency ratio in the 60% range.

Income tax expense increased $86,000 to $615,000 for the quarter ended June
30, 2000, compared to $529,000 for the same period in 1999.


RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30,2000 AND 1999
----------------------------------------------------------------------

For the first six months of 2000, the Company earned $2,222,000 versus
$1,825,000 for the like period in 1999, an increase of 22%. This represents
$0.54 (basic) and $0.54 (diluted) earnings per share versus $0.44 (basic) and $0.42 (diluted) earnings per share for the first six months of 1999. Return on average equity and average assets for the first six months of 2000 was 9.58% and 0.79% respectively compared to 7.81% and 0.68% in 1999.

Cash earnings for the first six months of 2000 were $2,284,000, or $0.56
(basic) and $0.55 (diluted) earnings per share, compared to $1,888,000, or $0.46 (basic) and $0.44 (diluted) earnings per share for the same period in 1999.

The efficiency ratio was 60.18%, a 13% decrease compared to 69.06% for the first six months of 1999. During the first quarter of 1999, the Company incurred $182,000 in non-recurring employee termination expenses, as certain positions were eliminated to bring operating costs more in line with revenues.

The Company's net interest income totaled $8,485,000 for the six months ended
June 30, 2000, compared to $7,905,000 for the first six months of 1999. The
Company's net interest margin increased 9 basis points, to 3.15% for the six months ended June 30, 2000 from 3.06% for the like period of 1999. The interest rate spread averaged 2.57% for 1999, a 10 basis point decrease from 2.67% for the first six months of 2000. This represents an increase of 3% in net interest margin and a decrease of 4% in interest rate spread.

The volume of earning assets increased by $27.9 million between the two periods, but this was offset by an $18.1 million increase in interest-bearing liabilities and an increase in average cost of funds of 66 basis points.

The provision for possible loan losses was $510,000 for the first six months of 2000 versus $387,000 for the like period in 1999. The provision was based on the change in loan mix, as commercial and multi-family loans have increased, and was also affected by a decrease in non-performing assets and charge-offs.

On a quarterly basis, management of the Bank meets to review the adequacy of the allowance for possible loan losses. Each loan officer grades his or her individual commercial credits and the Company's outsourced loan review function validates the officers' grades. In the event that loan review results in a downgrade of the loan, it is included in the allowance analysis at the lower grade. The grading system is in compliance with the regulatory classifications and the allowance is allocated to the loans based on the regulatory grading, except in instances where there are known differences
(i.e. collateral value is nominal, etc.) Once the specific portion of the allowance is calculated, management then calculates a historical portion for each loan category based on loan loss history, current economic conditions and trends in the portfolio, including delinquencies and impairments, as well as changes in the composition of the portfolio. Management believes the allowance for possible loan losses as of June 30, 2000 to be adequate.


LOAN LOSS ALLOWANCE ANALYSIS. The following table sets forth an analysis of the Company's allowance for possible loan losses for the periods indicated.

                                              Six Months Ended
                                          June 30,        June 30,
                                            2000            1999
                                         ---------        ---------
                                            (Dollars in Thousands)

Balance at beginning of period            $4,833           $4,312
Charge-offs:
  Commercial Loans                            -0-              -0-
  Multi-Family Loans                          -0-              -0-
  Commercial Real Estate Loans                -0-              -0-
  Construction Loans                          -0-              -0-
  Commercial/Municipal Leases                 -0-              -0-
  Mortgage Loans                              26               99
  Consumer                                    92              100
                                         --------         --------
Total                                        118              199
                                         --------         --------

Recoveries:
  Commercial Loans                            -0-              -0-
  Multi-Family Loans                          -0-              -0-
  Commercial Real Estate Loans                -0-              -0-
  Construction Loans                          -0-              -0-
  Commercial/Municipal Leases                 -0-              -0-
  Mortgage Loans                              -0-              -0-
  Consumer                                    15               45
                                         --------         --------
Total                                         15               45
                                         --------         --------
 Net charge-offs                             103              154

Additions charged to
  operations                                 510              387
                                         --------          -------
Balance at end of period                  $5,240           $4,545
                                         ========          =======

Ratio of net charge-offs during
  the period to average loans
  outstanding during the period             0.02%            0.04%

Ratio of allowance for possible
  loan losses to non-performing loans      10.80x            2.64x


Net interest income after provision for possible loan losses increased by $457,000, or 6% to $7,975,000 for the six month period ended June 30, 2000, as compared to $7,518,000 for the six month period ended June 30, 1999.

Non-interest income decreased $826,000, or 37%, from the comparable period last year. Loan servicing fees were up $116,000, or 24% to $593,000 in 2000, compared to $477,000 in 1999. Mortgage center income decreased by $823,000 or 80% to $208,000 in 2000 compared to $1,031,000 for the same period last year. This was due to an increase in interest rates, which caused the volume of loan refinancing and new loan generation to decline. Realized losses of $96,000 on sales of securities were also recorded from the sale of securities that was scheduled to mature in the next two years. Insurance and annuity commissions decreased $7,000 or 7% to $91,000 for the six month period ending
June 30, 2000 versus the same period in 1999.  Other income decreased
$15,000, or 9% to $145,000 in 2000, compared to $160,000 in 1999.

Non-interest expense decreased $1,049,000, or 15%, for 2000 from $7,017,000 in the comparable period in 1999. Compensation and benefits decreased
$373,000 or 11% to $3,110,000 for the six months ending June 30, 2000 versus
$3,483,000 for 1999. This was a direct result of the Company's 1999 plan to bring operating costs more in line with the rest of the Bank. Commissions and employee sales incentives, mostly attributed to the Mortgage Center, decreased $158,000 or 38% to $257,000 in 2000 versus 1999. There were decreases in building occupancy expenses of $37,000, federal insurance premium of $67,000 and miscellaneous expenses of $337,000.

Income tax expense increased $283,000 to $1,215,000 for the six month period ended June 30, 2000, compared to $932,000 for the same period in 1999.


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

                              JUNE 30, 2000

          Change in           Percent Change        Percent Change
          Interest Rates      in Net Interest       in MV of
          (basis points)      Income                Portfolio Equity
          --------------      ---------------       ----------------
               +200                 -6%                   -11%

               +100                 -3                     -5

                  0                  0                      0

               -100                 +3                     +6

               -200                 +6                    +12



                              JUNE 30, 1999

         Change in            Percent Change        Percent Change
         Interest Rates       in Net Interest       in MV of
         (basis points)       Income                Portfolio Equity
         --------------       ---------------       ----------------
               +200                 -9%                   -14%

               +100                 -4                     -7

                  0                  0                      0

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


RECENT REGULATORY DEVELOPMENTS

The Gramm-Leach-Bliley Act (the "Act"), which was enacted in November, 1999, allows eligible bank holding companies to engage in a wider range of nonbanking activities, including greater authority to engage in securities and insurance activities. Under the Act, an eligible bank holding company that elects to become a financial holding company may engage in any activity that the Board of Governors of the Federal Reserve System (the "Federal Reserve"), in consultation with the Secretary of the Treasury, determines by regulation or order is financial in nature, incidental to any such financial activity, or complementary to any such financial activity and does not pose a substantial risk to the safety or soundness of depository institutions or the financial system generally. National banks are also authorized by the Act to engage, through "financial subsidiaries," in certain activity that is permissible for financial holding companies (as described above) and certain activity that the Secretary of the Treasury, in consultation with the Federal Reserve, determines is financial in nature or incidental to any such financial activity.

Various bank regulatory agencies have begun issuing regulations as mandated by the Act. During June, 2000, all of the federal bank regulatory agencies jointly issued regulations implementing the privacy provisions of the Act.
In addition, the Federal Reserve issued interim regulations establishing procedures for bank holding companies to elect to become financial holding companies and listing the financial activities permissible for financial holding companies, as well as describing the extent to which financial holding companies may engage in securities and merchant banking activities.
The Office of the Comptroller of the Currency issued a regulation regarding the parameters under which national banks may establish and maintain financial subsidiaries. At this time, it is not possible to predict the impact the Act and its implementing regulations may have on the Company or the Bank. As of the date of this filing, the Company has not applied for or received approval to operate as a financial holding company. In addition, the Bank has not applied for or received approval to establish any financial subsidiaries.


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

ITEM 2.  CHANGES IN SECURITIES
         None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
         None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         On April 25, 2000, the annual meeting of stockholders was held.
         James L. Roberts and Frank A. Svoboda, Jr. were elected to serve as
         Class II directors with terms expiring in 2003. Continuing to serve as Class III directors with terms expiring in 2001 are Gerald T.
         Niedert and David B. Speer. Continuing to serve as Class I directors with terms expiring in 2002 are George T. Drost and David M. Miller.
         The stockholders also ratified the appointment of Crowe, Chizek and Company L.L.P., as the Company's independent public accountants for the year ending December 31, 2000.

         There were 4,075,723 issued and outstanding shares (4,403,803 issued, less 328,080 shares of treasury stock) of Common Stock at the time of the annual meeting. 3,688,892 shares were voted at the meeting. The voting on each item presented at the annual meeting was as follows:


         Election of Directors           FOR                WITHHELD
         ----------------------          ---                --------

         James L. Roberts              3,520,246             168,646
         Frank A. Svoboda, Jr.         3,395,985             292,907

         Ratification of Accountants
         ------------------------------------
                                                         BROKER
         FOR            AGAINST        ABSTAIN           NON VOTES
         ----           -------        -------           ---------
         3,661,608      19,543         7,742               -0-


ITEM 5.  OTHER INFORMATION
         None

ITEM 6.  EXHIBITS AND REPORTS

         (a)   Exhibits
               27. Financial Data Schedule

         (b)   Reports on Form 8-K

               A report on Form 8-K was filed on April 20, 2000 to report under Item 5 the Company's earnings for the first quarter of 2000.

               A report on Form 8-K was filed on May 23, 2000 to report under Item 5 declaration of a regular quarterly dividend.

               A report on Form 8-K was filed on June 16, 2000 to report under Item 5 that the Bank signed an agreement to begin offering internet banking services.

         (c)   Reports on Form 11-K

               A report on Form 11-K was filed on June 28, 2000 to report the financial statements of CoVest Banc, N.A. Profit
               Sharing Plan for the fiscal year ended December 31, 1999.





                             SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          COVEST BANCSHARES, INC.


Dated: July 26, 2000




                                   By:  /s/ JAMES L. ROBERTS
                                        ---------------------------
                                          James L. Roberts
                                          President and
                                          Chief Executive Officer





                                   By: /s/ PAUL A. LARSEN
                                        ---------------------------
                                          Paul A. Larsen
                                          Executive Vice President,
                                          Treasurer and
                                          Chief Financial Officer



