Form 10-Q
period 2000-09-30
COVEST BANCSHARES INC
filed 2000-10-24
CIK 885694

UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, D.C.  20549
                  -----------------------------

                            FORM 10-Q

        Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934


For the Quarterly Period Ended          Commission File Number
      September 30, 2000                      0-20160

                  -----------------------------

                    COVEST BANCSHARES, INC.
     (Exact name of registrant as specified in its charter)


          Delaware                           36-3820609
(State or other jurisdiction       (I.R.S. Employer Identification
     of incorporation or                      Number)
        organization)

749 Lee Street, Des Plaines, Illinois               60016
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

                    Yes  --X--            No  -----

As of October 24, 2000, the Registrant had issued and outstanding 4,403,803 shares of the Registrant's Common Stock. In addition, it had also repurchased 485,782 shares which were being held as treasury stock.



                  	  COVEST BANCSHARES, INC.


                            Table of Contents


PART I.   FINANCIAL INFORMATION (UNAUDITED)                   PAGE NO.


          Item 1.   Financial Statements                         3


          Item 2.   Management's Discussion and
                    Analysis of Financial Condition and
                    Results of Operations                       15



PART II.  OTHER INFORMATION


          Item 1.   Legal Proceedings                           25


          Item 2.   Changes in Securities                       25


          Item 3.   Defaults upon Senior Securities             25


          Item 4.   Submission of Matters to a Vote
                    of Security Holders                         25


          Item 5.   Other Information                           25


          Item 6.   Exhibits and Reports                        25


          Form 10-Q Signatures                                  26















PART 1.   FINANCIAL INFORMATION
Item 1.   Consolidated Financial Statements
          (unaudited)


COVEST BANCSHARES INC.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Unaudited)

(Dollars in thousands, except
 per share data)
                                           SEP 30,      DEC 31,
                                             2000         1999
                                          ---------    ---------
ASSETS
------
CASH ON HAND AND IN BANKS                 $ 12,731   $    9,027

INTEREST BEARING DEPOSITS                        7        1,590
                                          ---------    ---------
  Cash and Cash Equivalents                 12,738       10,617

SECURITIES:
  Securities Available-for-Sale             40,365       51,702
  Mortgage-Backed and Related
    Securities Available-for-Sale           14,572       18,759
  Federal Home Loan Bank and
   Federal Reserve Bank Stock                6,843        6,529
                                          --------     --------
TOTAL SECURITIES                            61,780       76,990

LOANS RECEIVABLE:
  Commercial Loans                          41,130       17,426
  Multi-Family Loans                       155,635      126,109
  Commercial Real Estate Loans              67,028       74,284
  Construction Loans                        47,480       46,177
  Commercial/Municipal Leases                9,036       22,029
  Mortgage Loans                           118,917      130,160
  Consumer Loans                            52,816       51,239
  Mortgage Loans Held for Sale                 287          106
                                          --------     --------
    TOTAL LOANS RECEIVABLE                 492,329      467,530
  Allowance for Possible Loan Losses       ( 5,474)     ( 4,833)
                                          --------     --------
LOANS RECEIVABLE, NET                      486,855      462,697

ACCRUED INTEREST RECEIVABLE                  3,475        3,437
PREMISES AND EQUIPMENT                      10,125       10,669
GOODWILL                                     1,595        1,749
MORTGAGE SERVICING RIGHTS                      126          148
OTHER ASSETS                                 1,922        2,189
                                          --------     --------
TOTAL ASSETS                              $578,616     $568,496
                                          ========     ========






See accompanying notes to consolidated financial statements


COVEST BANCSHARES INC.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (Continued)
(Unaudited)

(Dollars in thousands, except
 per share data)
                                            SEP 30,       DEC 31,
                                              2000          1999
                                           ---------     ---------
LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
LIABILITIES:
  Deposits:
      Non-Interest Bearing                 $  25,938    $  19,691
      Interest Bearing Checking               22,096       21,930
      Savings Accounts                        44,158       49,700
      Money Market Accounts                  113,733       88,779
      Certificates of Deposit                163,557      165,578
      Jumbo CDs                               11,771        8,204
      Purchased CDs                           84,684       44,173
                                            --------     --------
                                             465,937      398,055
  Short-Term Borrowings and Securities
    Sold U/A to Repurchase                    33,858       85,004
  Long-Term Advances from Federal
    Home Loan Bank                            24,000       29,000
  Advances from Borrowers for
    Taxes and Insurance                        2,729        4,640
  Accrued Expenses and Other Liabilities       5,239        5,523
                                           ---------    ---------
TOTAL LIABILITIES                            531,763      522,222


STOCKHOLDERS' EQUITY:
  Common Stock, par value $.01 per share;
    7,500,000 authorized shares; 4,403,803
    shares issued at 9/30/00 and 12/31/99
    respectively                                  44           44
  Additional Paid-in Capital                  17,727       17,919
  Retained Earnings                           35,927       33,514
  Treasury Stock, 485,782 shares and
    299,796 shares, held at cost 9/30/00
    and 12/31/99 respectively                 (6,204)      (4,312)
  Unearned Stock Award                             0          (14)
  Accumulated Other Comprehensive
    Loss                                        (641)        (877)
                                           ---------     --------
TOTAL STOCKHOLDERS' EQUITY                    46,853       46,274
                                           ---------     --------
TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY                        $578,616     $568,496
                                           =========     ========





See accompanying notes to consolidated financial statements

COVEST BANCSHARES INC.
CONSOLIDATED STATEMENTS OF INCOME AND
COMPREHENSIVE INCOME                        THREE MONTHS ENDED        NINE MONTHS ENDED
(Unaudited)                                 SEP 30,      SEP 30,	     SEP 30,     SEP 30,
(Dollars in thousands, except                 2000         1999	        2000        1999
 per share data)                          ---------    ---------    --------     --------
INTEREST INCOME
  Loans and Leases Receivable               $10,050      $ 8,254     $28,871      $23,518
  Interest Bearing Deposits at Banks             10           25         288          596
  Mortgage-Backed and Related Securities        261          358         868        1,253
  Taxable Securities                            465          677       1,527        1,962
  Tax Exempt Securities                          95          171         288          505
  Other Interest and Dividend Income            132          110         369          354
                                           ---------    ---------   ---------   ---------
  Total Interest Income                      11,013        9,595      32,211       28,188
INTEREST EXPENSE
  Deposits                                    5,760        3,773      15,582       11,110
  Advances from Federal Home Loan Bank          670        1,486       3,206        4,710
  Other Borrowed Money                          204          174         559          300
                                           ---------    ---------   ---------   ---------
  Total Interest Expense                      6,634        5,433      19,347       16,120

NET INTEREST INCOME                           4,379        4,162      12,864       12,068
  Provision for Possible Loan Losses            250          454         760          841
NET INTEREST INCOME AFTER PROVISION        ---------    ---------   --------    ---------
  FOR POSSIBLE LOAN LOSSES                    4,129        3,708      12,104       11,227

NON-INTEREST INCOME
  Loan Servicing Fees                           197          286         790          763
  Mortgage Center Income                        122          206         330        1,237
  Deposit Related Charges and Fees              281          267         770          755
  Gain/(Loss) on Sale of Securities              -0-         (17)        (96)         (15)
  Insurance and Annuity Commissions              32           30         123          128
  Other                                          19          177         164          337
                                           ---------    ---------   ---------   ---------
TOTAL NON-INTEREST INCOME                       651          949       2,081        3,205

NON-INTEREST EXPENSE
  Compensation and Benefits                   1,478        1,313       4,588        4,799
  Commissions and Incentives                    159          195         416          610
  Occupancy and Equipment                       488          515       1,500        1,564
  Federal Insurance Premium                      21           52          61          158
  Data Processing                               217          239         654          727
  Advertising                                   148          154         350          349
  Other Real Estate Owned                        (2)          -0-         (8)           2
  Amortization of Goodwill                       51           51         153          154
  Amortization of Mortgage Servicing Rights      10            8          21           43
  Other                                         413          505       1,216        1,643
                                           ---------    ---------  ---------    ----------
TOTAL NON-INTEREST EXPENSE                    2,983        3,032       8,951       10,049
                                           ---------    ---------  ---------    ----------
INCOME BEFORE INCOME TAXES                    1,797        1,625       5,234        4,383
  Income Tax Provision                         (640)        (557)     (1,855)      (1,490)
                                           ---------    ---------  ---------    ----------
NET INCOME                                  $ 1,157      $ 1,068     $ 3,379      $ 2,893
                                           =========    =========  =========    ==========

Basic Earnings Per Share                      $0.29        $0.26       $0.84        $0.70
Diluted Earnings Per Share                    $0.29        $0.25       $0.82        $0.67
Comprehensive Income                        $ 1,763      $   984     $ 3,615      $ 1,840

See accompanying notes to consolidated financial statements


COVEST BANCSHARES INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS               NINE MONTHS ENDED
(Unaudited)                                       SEP 30,      SEP 30,
(Dollars in thousands)                              2000         1999
                                                 ---------    ---------
OPERATING ACTIVITIES
  Net Income                                     $ 3,379       $ 2,893
  Adjustments to Reconcile Net Income to
   Net Cash from Operating Activities
    Depreciation and Amortization of
       Premises and Equipment                        722           777
    Provision for Possible Loan Losses               760           841
    Federal Home Loan Bank Stock Dividend           (217)           -0-
    Net Loss on Sale of Securities                    96            15
    Stock Award Earned                                14            -0-
    Change In:
      Prepaid Expenses and Other Assets              443           105
      Accrued Interest Receivable                     38            61
      Accrued Expenses and Other Liabilities        (808)         (537)
                                                 ---------    ---------
NET CASH FROM OPERATING ACTIVITIES                 4,427         4,155

CASH FLOWS FROM INVESTING ACTIVITIES
  Loan Originations, Net of Principal
    Payments                                     (24,918)      (50,216)
  Principal Payments on Mortgage-Backed
    and Related Securities                         2,262         7,683
  Purchases of Securities                           (120)      (42,399)
  Proceeds from Sales and Maturities
    of Securities                                 13,570        39,269
  Sale of Federal Home Loan Bank and
    Federal Reserve Bank Stock                        -0-        1,910
  Purchase of Office Properties and
    Equipment                                        178          (294)
                                                 ---------    ---------
NET CASH FROM INVESTING ACTIVITIES                (9,028)      (44,047)


CASH FLOWS FROM FINANCING ACTIVITIES
  Net Increase in Deposits                        67,882         1,456
  Repayment of Long Term Federal Home
    Loan Bank Advances                            (5,000)      (15,000)
  Proceeds/(Repayments) of Other Borrowings      (51,146)       21,084
  Net Increase/(Decrease)in Mortgage
    Escrow Funds                                  (1,911)        2,425
  Purchase of Common Stock Net of
    Proceeds from Exercise of Stock Options       (2,137)       (2,612)
  Payment Received on Loan to ESOP                    -0-          161
  Dividend Paid                                     (966)         (998)
                                                ---------     ---------
NET CASH FROM FINANCING ACTIVITIES                 6,722         6,516
                                                ---------     ---------

NET INCREASE/(DECREASE) IN CASH AND
  CASH EQUIVALENTS                                 2,121       (33,376)

CASH AND CASH EQUIVALENTS, BEGINNING              10,617        39,677
                                                ---------     ---------
CASH AND CASH EQUIVALENTS, ENDING                $12,738       $ 6,301
                                                =========     =========


See accompanying notes to consolidated financial statements

COVEST BANCSHARES INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(Unaudited)
(Dollars in thousands)
                                                                                                     ACCUMULATED
                                            ADDITIONAL                                    UNEARNED   OTHER
                                    COMMON   PAID-IN    RETAINED   TREASURY      ESOP       STOCK    COMPREHENSIVE
                                     STOCK   CAPITAL    EARNINGS    STOCK        LOAN       AWARD    INCOME/(LOSS) TOTAL
------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1998          $ 44   $18,967    $30,905     ($3,017)    ($161)      ($73)      $286      $46,951

Net Income                                                2,893                                                    2,893

Change in Unrealized Gain on Securities
 Available-for-Sale, Net of Taxes                                                                    (1,053)      (1,053)
                                                                                                                 --------

Comprehensive Income                                                                                               1,840
                                                                                                                 --------
Cash Dividends ($.24 per share)                            (998)                                                    (998)

Purchase of Treasury Stock                                           (4,248)                                      (4,248)

Stock Award Earned                                                                             40                     40

Principal payment on ESOP Loan                                                    161                                161

Treasury Stock Reissued in Conjunction
 with Stock Option Exercises                  (1,319)                 2,955                                        1,636

Tax Benefits related to
 Employee Stock Option Plans                     280                                                                 280

------------------------------------------------------------------------------------------------------------------------

Balance at Sept 30, 1999              $44    $17,928     $32,800    ($4,310)      $-0-       ($33)    ($767)     $45,662
========================================================================================================================

Balance at December 31, 1999          $44    $17,919     $33,514    ($4,312)      $-0-       ($14)    ($877)     $46,274

Net Income                                                 3,379                                                   3,379

Change in Unrealized Gain on Securities
  Available-for-Sale, Net of Taxes                                                                      236          236
                                                                                                                   ------

Comprehensive Income                                                                                               3,615
                                                                                                                   ------
Cash Dividends ($.24 per share)                             (966)                                                   (966)

Purchase of Treasury Stock                                           (2,403)                                      (2,403)

Stock Award Earned                                                                             14                     14

Treasury Stock Reissued in Conjunction
  with Stock Option Exercises                   (245)                   511                                          266

Tax Benefits related to
  Employee Stock Option Plans                     53                                                                  53

------------------------------------------------------------------------------------------------------------------------

Balance at Sept 30, 2000  	    $44    $17,727     $35,927    ($6,204)      $-0-        $-0-    ($641)     $46,853
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

                                                                    THREE MONTHS ENDED
                                -----------------------------------------------------------------------------------
                                               SEPT 30, 2000                             SEPT 30, 1999
                                -----------------------------------------     ---------------------------------
                                  AVERAGE                      AVERAGE        AVERAGE                AVERAGE
                                  BALANCE        INTEREST     YIELD/COST      BALANCE    INTEREST   YIELD/COST
INTEREST-EARNING ASSETS:        -----------------------------------------     ---------------------------------
  Commercial Loans (A)(B)         $32,443         $   693         8.54%      $ 13,160   $    238      7.23%
  Multi-Family Loans (B)          146,186           2,973         8.13         99,598      1,968      7.90
  Commercial Real Estate (A)(B)    67,087           1,386         8.26         64,989      1,352      8.32
  Construction Loans (B)           44,970           1,271        11.31         43,270        987      9.12
  Commercial/Muni Leases           10,787             166         6.17         29,178        459      6.30
  Mortgage Loans (A)(B)           125,082           2,343         7.49        125,775      2,273      7.23
  Consumer Loans (A)               52,530           1,222         9.30         45,176        977      8.65
  Securities                       48,148             735         6.11         72,018      1,046      5.81
  Mortgage-Backed and
    Related Securities             15,086             261         6.93         20,875        358      6.86
  Other Investments                   625              10         6.57          2,082         25      4.80
                                -----------------------------------------   ----------------------------------
Total Interest-Earning Assets    $542,944         $11,060         8.15%      $516,121   $  9,683      7.50%
Non-Interest Earning Assets        16,503                                      21,987
                                -----------------------------------------   ----------------------------------
TOTAL ASSETS                     $559,447                                    $538,108
                                =========================================  =======================================
INTEREST-BEARING LIABILITIES:
  Interest-Bearing Checking      $ 23,300         $    66         1.13%      $ 21,813   $     58      1.06%
  Savings                          45,967             289         2.52         52,056        328      2.52
  Money Market                    107,699           1,611         5.98         86,816      1,007      4.64
  Certificates of Deposits        159,864           2,379         5.95        171,456      2,262      5.28
  Jumbo CDs                        11,662             185         6.35          8,962        118      5.27
  Purchased CDs                    72,302           1,230         6.80              0          0      0.00
  FHLB Advances                    42,750             670         6.27        107,283      1,486      5.54
  Other Borrowed Funds             12,578             204         6.49         13,336        174      5.22
                                -----------------------------------------  ------------------------------------
Total Interest-Bearing
  Liabilities                    $476,122         $ 6,634         5.57%      $461,722   $  5,433      4.71%

Non-Interest Bearing Deposits      24,026                                      17,964
Other Liabilities                  12,715                                      12,455
                                -----------------------------------------   ----------------------------------
TOTAL LIABILITIES                $512,863                                    $492,141
                                -----------------------------------------   ----------------------------------
Stockholders' Equity               46,584                                      45,967
                                -----------------------------------------   ----------------------------------
TOTAL LIABILITIES AND
  STOCKHOLDERS' EQUITY           $559,447                                    $538,108
                                =========================================   ==================================
NET INTEREST INCOME                               $ 4,426                               $  4,250
                                -----------------------------------------   ----------------------------------
NET INTEREST RATE SPREAD (C)                                      2.58%                               2.79%
                                -----------------------------------------   ----------------------------------
NET INTEREST MARGIN (D)                                           3.26%                               3.29%
                                -----------------------------------------   ----------------------------------

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

                                                                    NINE MONTHS ENDED
                                -----------------------------------------------------------------------------------
                                               SEPT 30, 2000                             SEPT 30, 1999
                                -----------------------------------------     ---------------------------------
                                   AVERAGE                     AVERAGE        AVERAGE                AVERAGE
                                   BALANCE        INTEREST    YIELD/COST      BALANCE    INTEREST   YIELD/COST
INTEREST-EARNING ASSETS:        -----------------------------------------     ---------------------------------
  Commercial Loans (A)(B)         $24,635         $ 1,492         8.08%      $ 11,008   $    544      6.59%
  Multi-Family Loans (B)          135,595           8,048         7.91         78,981      4,646      7.84
  Commercial Real Estate (A)(B)    70,879           4,420         8.31         65,221      4,148      8.48
  Construction Loans (B)           43,776           3,569        10.87         39,956      2,684      8.96
  Commercial/Muni Leases           15,077             710         6.28         31,344      1,479      6.29
  Mortgage Loans (A)(B)           127,637           7,130         7.45        132,911      7,196      7.22
  Consumer Loans (A)               52,002           3,505         8.99         44,270      2,820      8.50
  Securities                       51,393           2,329         6.04         71,348      3,082      5.76
  Mortgage-Backed and
    Related Securities             16,690             868         6.93         24,536      1,253      6.80
  Other Investments                 6,526             288         5.90         17,047        596      4.66
                                -----------------------------------------   ----------------------------------
Total Interest-Earning Assets    $544,210         $32,359         7.93%      $516,622   $ 28,448      7.34%
Non-Interest Earning Assets        17,211                                      21,902
                                -----------------------------------------   ----------------------------------
TOTAL ASSETS                     $561,421                                    $538,524
                                =========================================  =======================================
INTEREST-BEARING LIABILITIES:
  Interest-Bearing Checking      $ 22,811         $   190         1.11%      $ 22,346   $    177      1.05%
  Savings                          47,961             899         2.50         52,216        975      2.49
  Money Market                     98,645           4,225         5.71         83,345      2,769      4.43
  Certificates of Deposits        162,460           7,007         5.75        173,015      6,814      5.25
  Jumbo CDs                         9,903             445         5.99          9,629        375      5.20
  Purchased CDs                    57,037           2,816         6.58              0          0      0.00
  FHLB Advances                    70,168           3,206         6.09        115,714      4,710      5.43
  Other Borrowed Funds             12,364             559         6.03          8,248        300      4.85
                                -----------------------------------------  ------------------------------------
Total Interest-Bearing
  Liabilities                    $481,349         $19,347         5.36%      $464,513   $ 16,120      4.63%

Non-Interest Bearing Deposits      22,303                                      16,251
Other Liabilities                  11,312                                      11,296
                                -----------------------------------------   ----------------------------------
TOTAL LIABILITIES                $514,964                                    $492,060
                                -----------------------------------------   ----------------------------------
Stockholders' Equity               46,457                                      46,464
                                -----------------------------------------   ----------------------------------
TOTAL LIABILITIES AND
  STOCKHOLDERS' EQUITY           $561,421                                    $538,524
                                =========================================   ==================================
NET INTEREST INCOME                               $13,012                               $ 12,328
                                -----------------------------------------   ----------------------------------
NET INTEREST RATE SPREAD (C)                                      2.57%                               2.71%
                                -----------------------------------------   ----------------------------------
NET INTEREST MARGIN (D)                                           3.19%                               3.18%
                                -----------------------------------------   ----------------------------------

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

The results of operations and other data for the periods ended September 30, 2000 are not necessarily indicative of results that may be expected for the entire year ending December 31, 2000.

In the opinion of management, the unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial information of CoVest Bancshares, Inc. (the "Company"), including its wholly owned subsidiary, CoVest Banc (the "Bank").

Certain amounts in prior consolidated financial statements have been reclassified to conform to the September, 2000 presentation.


(2) Nature of Operations

The Company is a bank holding company organized under the laws of the state of Delaware. It provides a full line of financial services to customers within nine counties in northeast Illinois from its three branch locations.

As of August 21, 2000, the Mortgage Center operation was merged with the regular banking operations and the McHenry Mortgage Center was closed. The total financial impact was $113,000. Included in other income was the write off of leasehold improvements of $69,574. Expenses of $40,000 were incurred which included the buy out of the remaining lease on the center, relocation of the Mortgage Center staff to the Arlington Heights office and a minimal amount of termination expenses.



A reconciliation of the numerators and denominators for earnings per common share dilution computations for the three month periods ended September 30, 2000 and 1999 are presented below: (dollars and shares in thousands)

                                      Three Months Ended September 30
                                      -------------------------------
                                             2000            1999
                                             ----            ----
  Earnings per share:
    Net Income                             $1,157          $1,068
    Weighted average common shares
      outstanding                           3,952           4,113
                                 							    -----	          -----
    Basic earnings per share                $0.29           $0.26
                                            =====           =====
  Earnings per share assuming dilution:
    Net Income                             $1,157          $1,068
                                           ======          ======
    Weighted average common shares
      outstanding                           3,952           4,113

    Add: dilutive effect of assumed
           exercises, incentive stock options
           and management retention plan       69             136
                                            -----           -----
    Weighted average common and dilutive
      potential common shares outstanding   4,021           4,249
                                            =====           =====
    Diluted earnings per share              $0.29           $0.25
                                            =====           =====


A reconciliation of the numerators and denominators for earnings per common share dilution computations for the nine month periods ended September 30, 2000 and 1999 are presented below: (dollars and shares in thousands)

                                        Nine Months Ended September 30
                                        ------------------------------
                                            2000            1999
                                            ----            ----
  Earnings per share:
    Net Income                            $3,379          $2,893
    Weighted average common shares
      outstanding                          4,039           4,134
                                           -----           -----
    Basic earnings per share               $0.84           $0.70
                                           =====           =====
  Earnings per share assuming dilution:
    Net Income                            $3,379          $2,893
                                          ======          ======
    Weighted average common shares
      outstanding                          4,039           4,134

    Add: dilutive effect of assumed
           exercises, incentive stock options
           and management retention plan      61             155
                                           -----           -----
    Weighted average common and dilutive
      potential common shares outstanding  4,100           4,289
                                           =====           =====
    Diluted earnings per share             $0.82           $0.67
                                           =====           =====

At September 30, 2000, options to purchase 628,108 shares were outstanding. These options were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the common stock and were therefore, antidilutive.


(3) Stock Repurchase Program

The Company completed its 17th stock repurchase program on February 3, 2000. A total of 100,000 shares were repurchased at an average price of $14.84.

The Company completed its 18th stock repurchase program on July 3, 2000. A total of 100,000 shares were repurchased at an average price of $10.45.

The Company completed its 19th stock repurchase program on September 1, 2000. A total of 100,000 shares were repurchased at an average price of $10.93.

The Company announced its 20th stock repurchase program on September 1, 2000, enabling the Company to repurchase 100,000 shares of its outstanding stock. As of October 24, 2000, 19,790 shares had been repurchased at an average price of $11.54.


(4) Cash Dividend

The regular quarterly dividend for the third quarter of 2000 was paid at $.08 per share. The same quarterly dividend was paid for the third quarter of 1999.


(5) Regulatory Capital Requirements

Pursuant to the Financial Institutions Reform, Recovery and Enforcement Act of 1989 ("FIRREA"), as implemented by regulations promulgated by the Office of the Comptroller of the Currency (the "OCC"), national banks must meet three separate minimum capital requirements. The following table summarizes, as of September 30, 2000, the Company's and Bank's capital requirements under FIRREA and their actual capital ratios. As of September 30, 2000, the Bank exceeded all current minimum regulatory capital requirements.


                                                                 To Be Well
                                                              Capitalized Under
                                              For Capital     Prompt Corrective
                              Actual        Adequacy Purpose  Action Provisions
SEPT 30, 2000              Amount  Ratio      Amount  Ratio     Amount  Ratio
=============              ------  -----      ------  -----     ------  -----
Total Capital                           (Dollars in thousands)
(to Risk Weighted Assets)
   Company                 $50.9   12.8%      $31.8    8.0%     $39.8   10.0%
   Bank                     49.0   12.4        31.7    8.0       39.7   10.0
Tier I Capital
(to Risk Weighted Assets)
   Company                  45.9   11.5        15.9    4.0       23.9    6.0
   Bank                     44.0   11.1        15.9    4.0       23.8    6.0
Tier I Capital
(to Average Assets)
   Company                  45.9    8.2        22.4    4.0       28.0    5.0
   Bank                     44.0    7.9        22.3    4.0       27.9    5.0


Risk Weighted Assets (Company)  $397,538
Average Assets (Company)        $559,447


Risk Weighted Assets (Bank)     $396,607
Average Assets (Bank)           $558,597



                                                                 To Be Well
                                                              Capitalized Under
                                              For Capital     Prompt Corrective
                              Actual        Adequacy Purpose  Action Provisions
SEPT 30, 1999              Amount  Ratio      Amount  Ratio     Amount  Ratio
=============              ------  -----      ------  -----     ------  -----
Total Capital                           (Dollars in thousands)
(to Risk Weighted Assets)
   Company                 $49.2   12.7%      $31.0    8.0%     $38.7   10.0%
   Bank                     47.5   12.3        30.9    8.0       38.6   10.0
Tier I Capital
(to Risk Weighted Assets)
   Company                  44.6   11.5        15.5    4.0       23.2    6.0
   Bank                     42.9   11.1        15.5    4.0       23.2    6.0
Tier I Capital
(to Average Assets)
   Company                  44.6    8.3        21.5    4.0       26.9    5.0
   Bank                     42.9    8.0        21.4    4.0       26.8    5.0



Risk Weighted Assets (Company)  $387,428
Average Assets (Company)        $538,108


Risk Weighted Assets (Bank)     $386,309
Average Assets (Bank)           $535,917



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

The Bank's results of operations are dependent primarily on net interest income, which is the difference between the interest earned on its loans and securities portfolios, and the interest paid on deposits and borrowed funds. The Bank's operating results are also affected by loan commitment and servicing fees, loan service release fees, customer service charges, fees from annuity and insurance products, and other income. Operating expenses of the Bank include employee compensation and benefits, equipment and occupancy costs, federal deposit insurance premiums and other administrative expenses.

The Bank's results of operations are further affected by economic and competitive conditions, particularly changes in market interest rates. Results are also affected by monetary and fiscal policies of federal agencies, and actions of regulatory authorities.

FINANCIAL CONDITION
-------------------
The Company's assets increased to $579 million as of September 30, 2000, as compared to $568 million at December 31, 1999. Net loans receivable increased $24.2 million to $487 million as of September 30, 2000 versus $463 million outstanding as of December 31, 1999. Multi-family loans increased by $29.5 million and commercial loans increased by $23.7 million. These increases were offset by a decrease in leases, commercial real estate, and mortgage loans of approximately $31.5 million. Limited growth in the loan portfolio is expected during the remainder of 2000. Total securities have decreased by $15.2 million as a result of the sales maturities and security paydowns. These funds were used to repay FHLB advances. Deposits increased 17% to $466 million as of September 30, 2000 compared to $398 million as of December 31, 1999. In March 2000, the Bank introduced a High Yield Account. This account has a market sensitive rate of interest that is indexed to the 91-day Treasury Bill weekly auction rate. All balances over $2,500 are tiered to this market interest rate. The Company is focused on growing High Yield Account balances and attracting new commercial deposit accounts. At September 30, 2000, the account had a $114 million balance, a 28% increase from year-end 1999. Additional deposit growth has been centered in non-interest bearing deposits that grew by approximately 32% or $6.2 million and purchased certificates of deposit, which increased by approximately 92% or $40.5 million. The increase in purchased money certificates of deposits has been used to pay down FHLB borrowings because of pricing considerations.

Stockholders' equity totaled $47 million at September 30, 2000. The number of common shares outstanding was 3,918,021 and the book value per common share outstanding was $11.96.

At September 30, 2000, the Allowance for Possible Loan Losses was $5.5 million as compared to $4.8 million at December 31, 1999.

At September 30, 2000, total non-performing assets amounted to $3,030,000, or 0.52% of total assets compared to $766,000, or 0.13% of total assets at December 31, 1999. Most of this increase is related to one commercial real estate borrower for $1.9 million.

The following table sets forth the amounts and categories of non-performing loans and assets.


                                      Sept. 30, 2000    Dec. 31, 1999
                                      -------------    -------------
                                          (Dollars in Thousands)
Non-performing loans:
  Commercial Loans                        $   37               -0-
  Multi-family Loans                          -0-              -0-
  Commercial Real Estate Loans             1,904               -0-
  Construction Loans                         622               -0-
  Commercial/Municipal Leases                 -0-              -0-
  Mortgage Loans                             431             $766
  Consumer                                    20               -0-
                                     -------------    -------------
   Total non-performing loans              3,014              766

Other real estate owned                       -0-              -0-
Other repossessed assets                      16               -0-
                                      -------------    -------------
   Total non-performing assets            $3,030             $766
                                          ======             ====

Total non-performing loans as
  a percentage of net loans                  .62%             .17%
                                             ===              ===

Total non-performing assets as
  a percentage of total assets               .52              .13
                                             ===              ===

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

The Company's cash flows are a result of three principal activities: operating activities, investing activities and financing activities. Net cash provided by operating activities was $4.4 million for the nine months ended September 30, 2000. Net cash used in investing activities was $9.0 million for the nine months ended September 30, 2000. Net cash provided by financing activities amounted to $6.7 million for the nine months ended September 30, 2000.

The Company uses its liquidity to meet its ongoing commitments to fund maturing certificates of deposit and deposit withdrawals, repay borrowings, fund existing and continuing loan commitments, and pay operating expenses. At September 30, 2000, the Company had commitments to originate loans and undisbursed loan balances totaling $54 million, and its customers had approved but unused lines of credit totaling $36 million. The Company considers its liquidity and capital resources to be adequate to meet its foreseeable short and long-term needs. The Company expects to be able to fund or refinance, on a timely basis, its material commitments and long-term liabilities.




SELECTED RATIOS
---------------
(unaudited)                       THREE MONTHS ENDED      NINE MONTHS ENDED
                                  SEPT 30,   SEPT 30,     SEPT 30,  SEPT 30,
                                     2000       1999         2000      1999
                                 --------------------    -------------------
Annualized Return on Avg. Equity     9.93%      9.29%        9.70%     8.30%
Annualized Return on Avg. Assets     0.83%      0.79%        0.80%     0.72%
Book Value per Share               $11.96     $11.13       $11.96    $11.13
Closing Market Price per Share     $12.00     $13.56       $12.00    $13.56

Earnings per Primary Share:
     Basic                          $0.29      $0.26        $0.84     $0.70
     Diluted                        $0.29      $0.25        $0.82     $0.67

Net Interest Margin                  3.26%      3.29%        3.19%     3.18%
Ratio of Operating Expense to
     Average Total Assets,
     Annualized                      2.13%      2.25%        2.13%     2.49%
Ratio of Net Interest Income to
     Non-Interest Expense,
     Annualized                      1.47x      1.37x        1.44x     1.20x

Number of Full-Service Branches         3          3            3         3
Number of ATMs                          3          4            3         4
Number of Employees (FTE)             124        136          124       136


RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
------------------------------------------------------------------------------
Net income was $1,157,000 for the third quarter of 2000, up 8% over $1,068,000 for the same period last year. Basic earnings per share were $0.29 compared to $0.26 per share for the third quarter of 1999. Diluted earnings per share were $0.29, a 16% increase compared to $0.25 per share for the third quarter 1999.

Return on average equity and return on average assets during the third quarter were 9.93% and 0.83% respectively during 2000 compared to 9.29% and 0.79% in 1999.

The Company's efficiency ratio was 59.31% compared to 59.32% in the third quarter of 1999. The Company's goal is to maintain an efficiency ratio in the 60% range.

Cash earnings (net income adjusted for the after tax impact of amortization of goodwill) for the third quarter of 2000 were approximately $1,188,000, or $0.30 (basic) and $0.30 (diluted) earnings per share, compared to $1,094,000 or $0.27 (basic) and $0.26 (diluted) earnings per share for the same period in 1999.

Net interest income increased by $217,000, or 5%, for the third quarter of 2000 compared to the third quarter of 1999. A $27 million increase in average earning assets for the third quarter of 2000 versus the third quarter of 1999 accounted for part of this increase. The Company's net interest margin averaged 3.26% for the third quarter of 2000, a 3 basis point decrease from 3.29% in 1999. The net spread averaged 2.58% for the third quarter of 2000, a 21 basis point decrease from 2.79% during the third quarter of 1999. The yield on average earning assets increased by 65 basis points while the cost of interest-bearing liabilities increased by 86 basis points. The Company expects the net interest margin to remain relatively stable during the next several quarters.

The provision for possible loan losses was $250,000 for the third quarter of 2000 versus $454,000 for the like period in 1999. On a year to date basis, the provision has decreased from $841,000 for the first nine months of 1999 to $760,000 for the first nine months of 2000.

On a quarterly basis, management of the Bank meets to review the adequacy of the allowance for possible loan losses. Each loan officer grades his or her individual commercial credits and the Company's outsourced loan review function validates the officers' grades. In the event that loan review results in a downgrade of the loan, it is included in the allowance analysis at the lower grade. The grading system is in compliance with the regulatory classifications and the allowance is allocated to the loans based on the regulatory grading, except in instances where there are known differences (i.e. collateral value is nominal, etc.) Once the specific portion of the allowance is calculated, management then calculates a historical portion for each loan category based on loan loss history, current economic conditions and trends in the portfolio, including delinquencies and impairments, as well as changes in the composition of the portfolio. Although management believes that the allowance for estimated losses on loans at September 30, 2000 was at a level adequate to absorb losses on existing loans, there can be no assurance that such losses will not exceed the estimated amounts.


LOAN LOSS ALLOWANCE ANALYSIS. The following table sets forth an analysis of the Company's allowance for possible loan losses for the periods indicated.

                                             Three Months Ended
                                          Sep 30,          Sep 30,
                                            2000             1999
                                         ---------        ---------
                                            (Dollars in Thousands)

Balance at beginning of period            $5,240           $4,545

Charge-offs:
  Commercial Loans                            -0-          $  399
  Multi-Family Loans                          -0-              -0-
  Commercial Real Estate Loans                -0-              -0-
  Construction Loans                          -0-              -0-
  Commercial/Municipal Leases                 -0-              -0-
  Mortgage Loans                              -0-              -9-
  Consumer                                    21               42
                                         --------         --------
Total                                         21              450
                                         --------         --------
Recoveries:
  Commercial Loans                            -0-              -0-
  Multi-Family Loans                          -0-              -0-
  Commercial Real Estate Loans                -0-              -0-
  Construction Loans                          -0-              -0-
  Commercial/Municipal Leases                 -0-              -0-
  Mortgage Loans                              -0-              -0-
  Consumer                                     5               22
                                         --------         --------
Total                                          5               22
                                         --------         --------
 Net charge-offs                              16              428

Additions charged to
  operations                                 250              454
                                         --------         --------
Balance at end of period                  $5,474           $4,571
                                         ========         ========

Ratio of net charge-offs during
  the period to average loans
  outstanding during the period             0.00%            0.10%

Ratio of allowance for possible
  loan losses to non-performing loans       1.82x            8.31x


Net interest income after provision for possible loan losses increased by $421,000, or 11% to $4,129,000 for the three month period ended September 30, 2000, as compared to $3,708,000 for the three month period ended September 30, 1999.

Non-interest income decreased $298,000, or 31%, to $651,000 from the comparable quarter last year. Loan charges and servicing fees decreased by $89,000 as the volume of loans remained the same. Mortgage Center income was down 41%, to $122,000 in the third quarter of 2000 compared to $206,000 in the similar quarter in 1999. The volume of new loans generated dropped due to higher interest rates, which had a major impact on mortgage loan refinancings and new loan generation. As of August 21, 2000, the Mortgage Center operation was merged with the regular banking operations and the McHenry Mortgage Center was closed. Deposit related charges and fees increased by $14,000 during the third quarter of 2000 as compared to the third quarter of 1999. During the third quarter of 2000, other income decreased by $158,000, or 89%, to $19,000 from the comparable quarter last year. This included a gain on the sale of other real estate owned of $94,332 in 1999 and the write off of leasehold improvements of $69,574 related to the closing of the Mortgage Center in 2000.

Non-interest expense decreased $49,000, or 2% for the third quarter of 2000 from the comparable quarter in 1999. Total compensation and benefit costs increased $165,000 for the quarter ended September 30, 2000 versus September 30, 1999. There were decreases in commission expenses of $36,000 due to a lower volume of loan originations; the cost of Federal Deposit Insurance premiums decreased by $31,000 because of a lower assessment level; data processing expenses decreased by $22,000 as Y2K expenses were not present during 2000; and miscellaneous expenses decreased by $92,000. Total expenses of $40,000 related to the closing of the Mortgage Center was incurred during the third quarter of 2000. The Company's goal is to maintain an efficiency ratio in the 60% range.

Income tax expense increased $83,000 to $640,000 for the quarter ended September 30, 2000, compared to $557,000 for the same period in 1999.


RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
----------------------------------------------------------------------------
For the first nine months of 2000, the Company earned $3,379,000 versus $2,893,000 for the like period in 1999, an increase of 17%. This represents $0.84 (basic) and $0.82 (diluted) earnings per share versus $0.70 (basic) and $0.67 (diluted) earnings per share for the first nine months of 1999. Return on average equity and average assets for the first nine months of 2000 was 9.70% and 0.80% respectively compared to 8.30% and 0.72% in 1999.

Cash earnings for the first nine months of 2000 were $3,473,000, or $0.86 (basic) and $0.85 (diluted) earnings per share, compared to $2,987,000, or $0.73 (basic) and $0.70 (diluted) earnings per share for the same period in 1999.

The efficiency ratio was 59.89%, a 9% decrease compared to 65.80% for the first nine months of 1999. During the first quarter of 1999, the Company incurred $182,000 in non-recurring employee termination expenses, as certain positions were eliminated to bring operating costs more in line with revenues.

The Company's net interest income totaled $12,864,000 for the nine months ended September 30, 2000, compared to $12,068,000 for the first nine months of 1999. The Company's net interest margin increased 1 basis point, to 3.19% for the nine months ended September 30, 2000 from 3.18% for the like period of 1999. The interest rate spread averaged 2.57% for 2000, a 14 basis point decrease from 2.71% for the first nine months of 1999.

The volume of earning assets increased by $27.6 million between the two periods, but this was offset by a $16.8 million increase in interest-bearing liabilities and an increase in average cost of funds of 73 basis points.

The provision for possible loan losses was $760,000 for the first nine months of 2000 versus $841,000 for the like period in 1999.

On a quarterly basis, management of the Bank meets to review the adequacy of the allowance for possible loan losses. Each loan officer grades his or her individual commercial credits and the Company's outsourced loan review function validates the officers' grades. In the event that loan review results in a downgrade of the loan, it is included in the allowance analysis at the lower grade. The grading system is in compliance with the regulatory classifications and the allowance is allocated to the loans based on the regulatory grading, except in instances where there are known differences (i.e. collateral value is nominal, etc.) Once the specific portion of the allowance is calculated, management then calculates a historical portion for each loan category based on loan loss history, current economic conditions and trends in the portfolio, including delinquencies and impairments, as well as changes in the composition of the portfolio. Although management believes that the allowance for estimated losses on loans at September 30, 2000 was at a level adequate to absorb losses on existing loans, there can be no assurance that such losses will not exceed the estimated amounts.


LOAN LOSS ALLOWANCE ANALYSIS. The following table sets forth an analysis of the Company's allowance for possible loan losses for the periods indicated.

                                              Nine Months Ended
                                          Sep 30,          Sep 30,
                                            2000             1999
                                         ---------        ---------
                                            (Dollars in Thousands)

Balance at beginning of period            $4,833           $4,312

Charge-offs:
  Commercial Loans                            -0-          $  399
  Multi-Family Loans                          -0-              -0-
  Commercial Real Estate Loans                -0-              -0-
  Construction Loans                          -0-              -0-
  Commercial/Municipal Leases                 -0-              -0-
  Mortgage Loans                              26              107
  Consumer                                   113              142
                                         --------         --------
Total                                        139              648
                                         --------         --------


Recoveries:
  Commercial Loans                            -0-              -0-
  Multi-Family Loans                          -0-              -0-
  Commercial Real Estate Loans                -0-              -0-
  Construction Loans                          -0-              -0-
  Commercial/Municipal Leases                 -0-              -0-
  Mortgage Loans                              -0-              -0-
  Consumer                                    20               66
                                         --------         --------
Total                                         20               66
                                         --------         --------
 Net charge-offs                             119              582

Additions charged to
  operations                                 760              841
                                         --------          -------
Balance at end of period                  $5,474           $4,571
                                         ========          =======

Ratio of net charge-offs during
  the period to average loans
  outstanding during the period             0.03%            0.14%

Ratio of allowance for possible
  loan losses to non-performing loans       1.82x            8.31x


Net interest income after provision for possible loan losses increased by $877,000, or 8% to $12,104,000 for the nine month period ended September 30, 2000, as compared to $11,227,000 for the nine month period ended September 30, 1999.


Non-interest income decreased $1,124,000, or 35%, from the comparable period last year. Loan servicing fees were up $27,000, or 4% to $790,000 in 2000, compared to $763,000 in 1999. Mortgage center income decreased by $907,000 or 73% to $330,000 in 2000 compared to $1,237,000 for the same period last year. This was due to an increase in interest rates, which caused the volume of loan refinancing and new loan generation to decline. As of August 21, 2000, the Mortgage Center operation was merged with the regular banking operations and the McHenry Mortgage Center was closed. Realized losses of $96,000 on sales of securities were also recorded from the sale of securities that was scheduled to mature in the next two years. Insurance and annuity commissions decreased $5,000 or 4% to $123,000 for the nine month period ended September 30, 2000 versus the same period in 1999. Other income decreased $173,000, or 51% to $164,000 in 2000, compared to $337,000 in 1999.
This included a gain on the sale of other real estate owned of $94,332 in 1999 and the write off of leasehold improvements of $69,574 related to the closing of the Mortgage Center in 2000.


Non-interest expense decreased $1,098,000, or 11%, for 2000 from $10,049,000 in the comparable period in 1999. Compensation and benefits decreased $211,000 or 4% to $4,588,000 for the nine months ended September 30, 2000 versus $4,799,000 for 1999. This was a direct result of the Company's 1999 plan to bring operating costs more in line with the rest of the Bank. Commissions and employee sales incentives, mostly attributed to the Mortgage Center, decreased $194,000 or 32% to $416,000 in 2000 versus 1999. There were decreases in building occupancy expenses of $64,000, federal insurance premium of $97,000 and miscellaneous expenses of $427,000. Total expenses of $40,000 related to the closing of the Mortgage Center was incurred during the third quarter of 2000.

Income tax expense increased $365,000 to $1,855,000 for the nine month period ended September 30, 2000, compared to $1,490,000 for the same period in 1999.


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

                             September 30, 2000

           Change in         Percent Change      Percent Change
           Interest Rates    in Net Interest     in MV of
           (basis points)    Income              Portfolio Equity
           --------------    ---------------     ----------------

                +200                -6%              -10%

                +100                -3                -5

                   0                 0                 0

                -100                +3                +5

                -200                +6               +11



                             September 30, 1999

           Change in         Percent Change      Percent Change
           Interest Rates    in Net Interest     in MV of
           (basis points)    Income              Portfolio Equity
           --------------    ---------------     ----------------
                +200               -18%              -24%

                +100                -9               -13

                   0                 0                 0

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


RECENT REGULATORY DEVELOPMENTS

The Gramm-Leach-Bliley Act (the "Act"), which was enacted in November, 1999, allows eligible bank holding companies to engage in a wider range of nonbanking activities, including greater authority to engage in securities and insurance activities. Under the Act, an eligible bank holding company that elects to become a financial holding company may engage in any activity that the Board of Governors of the Federal Reserve System (the "Federal Reserve"), in consultation with the Secretary of the Treasury, determines by regulation or order is financial in nature, incidental to any such financial activity, or complementary to any such financial activity and does not pose a substantial risk to the safety or soundness of depository institutions or the financial system generally. As of the date of this filing, approximately 7 percent of all bank holding companies have elected to become financial holding companies. National banks are also authorized by the Act to engage, through "financial subsidiaries," in certain activity that is permissible for financial holding companies (as described above) and certain activity that the Secretary of the Treasury, in consultation with the Federal Reserve, determines is financial in nature or incidental to any such financial activity.

Various bank regulatory agencies have issued regulations as mandated by the Act. All of the federal bank regulatory agencies jointly issued regulations
implementing the privacy provisions of the Act.   In addition, the Federal
Reserve issued interim regulations establishing procedures for bank holding companies to elect to become financial holding companies and listing the financial activities permissible for financial holding companies, as well as describing the extent to which financial holding companies may engage in securities and merchant banking activities. The Office of the Comptroller of the Currency issued a regulation regarding the parameters under which national banks may establish and maintain financial subsidiaries.

The Act and its implementing regulations have had little impact on the daily operations of the Company and the Bank and, at this time, it is not possible to predict the impact the Act and its implementing regulations may have on the Company or the Bank. As of the date of this filing, the Company has not applied for or received approval to operate as a financial holding company. In addition, the Bank has not applied for or received approval to establish any financial subsidiaries.


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


ITEM 2.  CHANGES IN SECURITIES
         None


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
         None


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None


ITEM 5.  OTHER INFORMATION
         None


ITEM 6.  EXHIBITS AND REPORTS

             (a)   Exhibits
                   27. Financial Data Schedule


             (b)   Reports on Form 8-K

                   A report on Form 8-K was filed on July 3, 2000 to report under Item 5 the completion of the Company's 18th stock repurchase program and announcement of the Company's 19th stock repurchase program.

                   A report on Form 8-K was filed on July 25, 2000 to report under Item 5 the Company's earnings for the second quarter of 2000.

                   A report on Form 8-K was filed on August 29, 2000 to report under Item 5 the declaration of a regular quarterly dividend.

                   A report on Form 8-K was filed on September 1, 2000 to report under Item 5 the completion of the Company's 19th stock repurchase program and announcement of the Company's 20th stock repurchase program.






                             SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



COVEST BANCSHARES, INC.



DATED: OCTOBER 24, 2000






BY: /s/ JAMES L. ROBERTS
        JAMES L. ROBERTS
        PRESIDENT AND
        CHIEF EXECUTIVE OFFICER





BY: /s/ PAUL A. LARSEN
        PAUL A. LARSEN
        EXECUTIVE VICE PRESIDENT,
        TREASURER AND
        CHIEF FINANCIAL OFFICER