Form 10-K405
period 2000-12-31
COVEST BANCSHARES INC
filed 2001-03-20
CIK 885694

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                         ------------------------------


                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [Fee Required]
          For the fiscal year ended December 31, 2000

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]

                For the transition period from         to
                                               -------    -------

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

           Securities Registered Pursuant to Section 12(b) of the Act:

                                           Name of Each Exchange
           Title of Each Class             on which Registered
           -------------------             -------------------
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

As of March 2, 2001, the Registrant had issued 4,403,803 shares of the Registrant's Common Stock. In addition, it had also repurchased 553,562 shares which were being held as treasury stock. The aggregate market value of the voting stock held by non-affiliates of the Registrant as of March 2, 2001, was $30,500,000.*

                       DOCUMENTS INCORPORATED BY REFERENCE
-------------------------------------------------------------------------------

       PART III of Form 10-K--Portions of the Proxy Statement for the 2001
                         Annual Meeting of Stockholders.



* Based on the closing price of the Registrant's Common Stock on March 2, 2001, and reports of beneficial ownership filed by directors and executive officers of Registrant and by beneficial owners of more than 5% of the outstanding shares of Common Stock of Registrant; however, such determination of shares owned by affiliates does not constitute an admission of affiliate status or beneficial interest in shares of Registrant's Common Stock.

                             COVEST BANCSHARES, INC.

                         2000 ANNUAL REPORT ON FORM 10-K

                                Table of Contents

                                                                                                                Page
                                                                                                               Number
                                     PART I


     Item 1.    Business................................................................................          5

     Item 2.    Properties..............................................................................         32

     Item 3.    Legal Proceedings.......................................................................         32

     Item 4.    Submission of Matters to a Vote of Security Holders.....................................         32


                                     PART II

     Item 5.    Market for the Registrant's Common Stock and Related
                  Stockholder Matters...................................................................         33

     Item 6.    Selected Financial Data.................................................................         35

     Item 7.    Management's Discussion and Analysis of Results of Operations and
                  Financial Condition...................................................................         37

     Item 7A.   Quantitative and Qualitative Disclosures About Market Risk..............................         46

     Item 8.    Consolidated Financial Statements.......................................................         50

     Item 9.    Changes in and Disagreements With Accountants on Accounting and Financial
                  Disclosure............................................................................         80

                                    PART III

     Item 10.   Directors and Executive Officers of the Registrant......................................         80

     Item 11.   Executive Compensation..................................................................         80

     Item 12.   Security Ownership of Certain Beneficial Owners and  Management.........................         80

     Item 13.   Certain Relationships and Related Transactions..........................................         80

                                     PART IV



     Item 14.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K........................         81

     SIGNATURES.........................................................................................         82

                                     PART I

                              SAFE HARBOR STATEMENT

This report contains certain forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Reform Act of 1995, and is including this statement for purposes of these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Company, are generally identifiable by use of the words "believe," "expect," "intend," "anticipate," "estimate," "project" or similar expressions. The Company's ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse affect on the operations and future prospects of the Company and the subsidiary include, but are not limited to, changes in: interest rates, general economic conditions, legislative/regulatory changes, monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board, the quality or composition of the loan or securities portfolios, demand for loan products, deposit flows, competition, demand for financial services in the Company's market area, the Company's implementation of new technologies, the Company's ability to develop and maintain secure and reliable electronic systems and accounting principles, policies and guidelines. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Further information concerning the Company and its business, including additional factors that could materially affect the Company's financial results, is included in the Company's filings with the Securities and Exchange Commission.


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

The Company, the Bank and CII are subject to comprehensive regulation, examination and supervision by the Board of Governors of the Federal Reserve System (the "FRB"), the Office of the Comptroller of the Currency (the "OCC") and the Federal Deposit Insurance Corporation (the "FDIC"). The Bank is a member of the Federal Home Loan Bank System (the "FHLB") and its deposits are insured by the Savings Association Insurance Fund ("SAIF") to the maximum extent permitted by the FDIC. The Company engages in a general full service retail banking business and offers a broad variety of commercial and consumer oriented products and services to customers in its primary market area. The Company is principally engaged in the business of attracting deposits from the general public and originating commercial loans and real estate loans in its primary market area. The Company also originates consumer loans and invests in securities. Finally, the Company offers, on an agency basis through CII, annuities, insurance products and complete brokerage services to its customers.

The Company's income is derived from interest on loans and securities, service charges, loan origination and servicing fees, mortgage center fees, and proceeds from the sale of annuity and insurance products through CII. The Company's operations are affected by general economic conditions, the monetary and fiscal policies of the federal government and the policies of the various regulatory authorities, including the OCC, FDIC and the FRB. Its results of operations are largely dependent upon its net interest income, which is the difference between the interest it receives on its loan and securities portfolios and the interest it pays on its deposit accounts and borrowed money.

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

On February 11, 1998, the Company opened a Mortgage Center in McHenry, Illinois, the county seat of McHenry County, located approximately 35 miles northwest of Des Plaines. The CoVest Banc Mortgage Center concentrated on mortgage loan origination and sales. On August 21, 2000, the Mortgage Center operation was merged with the Company's regular operations and the McHenry Mortgage Center was closed. The total financial impact was $113,000. In connection with the closing, the Company included in other income the writeoff of leasehold improvements of $70,000. In addition to this, expenses of $40,000 were incurred which included the buyout of the remaining lease on the Center, relocation of the Mortgage Center staff to the Arlington Heights office and a minimal amount of other termination expenses.

Des Plaines and parts of the surrounding contiguous communities such as Park Ridge, Niles, Mount Prospect, Arlington Heights, Prospect Heights, Buffalo Grove, Schaumburg and Hoffman Estates have historically constituted the Company's primary market area. These areas are characterized by single-family residences and apartment buildings. Many of the residents of the Company's primary market area consist of professional or "white collar" workers who commute into Chicago or are engaged in the retail trade of the service sector. The Company's success has been due, in part, to its market area's growth, favorable population and income demographics.

LENDING ACTIVITIES

GENERAL

The Company faces strong competition both in originating loans and in attracting deposits. Competition for commercial, commercial real estate, construction and multi-family loans comes primarily from large commercial banks and community banks. Competition in originating real estate loans comes primarily from mortgage bankers, other savings institutions and commercial banks, all of which also make loans secured by real estate located in the Company's primary market area. The Company competes for real estate loans principally on the basis of the interest rates, the types of loans it offers and the quality of services it provides to borrowers. The competition for consumer loans comes primarily from commercial banks, smaller community banks, and finance companies.

The principal lending activity of the Bank before 1996 had historically been originating first mortgage loans for its portfolio, secured by owner occupied one-to-four family residential properties located in its primary market area. Beginning in 1996, the Bank began a major balance sheet restructuring project, and is now a full-service commercial bank.

The Bank provides a full array of first mortgage products for which it acts as a loan originator and placer. Most loans are sold on a service-released basis to other financial institutions, for which the Bank receives a fee and has no additional rights.

LOAN PORTFOLIO COMPOSITION

The following table outlines the composition of the Company's loan portfolio in dollar amounts and in percentages as of the dates indicated:

                                                                               December 31,
                                     ----------------------------------------------------------------------------------------------
                                                  2000                            1999                             1998
                                                  ----                            ----                             ----
                                       Amount           Percent         Amount           Percent         Amount            Percent
                                       ------           -------         ------           -------         ------            -------
                                                                         (Dollars in Thousands)
Commercial loans                     $ 36,397            7.21 %       $ 17,207            3.69 %       $  8,035            1.98 %
Real estate loans
    One-to-four family(1)             121,076             23.98        130,235             27.91        154,182             37.94
    Multi-family                      162,102             32.09        126,109             27.03         55,661             13.70
    Commercial real estate             79,298             15.70         73,596             15.77         66,776             16.43
    Construction                       48,324              9.57         46,177              9.90         40,572              9.98
                                    ---------           -------       --------           -------      ---------           -------
       Total real estate loans        410,800             81.34        376,117             80.61        317,191             78.05

Commercial leases                       5,928              1.17         22,029              4.72         35,166              8.66
Consumer loans
   Automobile                          15,550              3.08         21,387              4.58         21,036              5.18
   Home equity                         33,567              6.65         27,786              5.96         22,654              5.57
   Credit card                             --                --             --                --             --                --
   Other                                2,753              0.55          2,066              0.44          2,290              0.56
                                    ---------           -------       --------           -------      ---------           -------
   Total consumer loans                51,870             10.28         51,239             10.98         45,980             11.31
                                    ---------           -------       --------           -------      ---------           -------
         Total loans                  504,995            100.00 %      466,592            100.00 %       406,37            100.00 %
                                                        =======                          =======                          =======
Net deferred costs                      1,091                              938                              269
                                    ---------                         --------                        ---------
   Total loans receivable            $506,086                         $467,530                        $ 406,641
                                    =========                         ========                        =========

                                                           December, 31
                                   --------------------------------------------------------
                                               1997                           1996
                                               ----                           ----
                                     Amount            Percent        Amount        Percent
                                     ------            -------        ------        -------
                                                      (Dollars in Thousands)
Commercial loans                    $  5,504            1.44 %       $     58         0.02 %
Real estate loans
    One-to-four family(1)            235,425             61.76        251,831        74.21
    Multi-family                       4,604              1.21            995         0.29
    Commercial real estate            56,220             14.75         20,705         6.11
    Construction                       8,939              2.34          1,811         0.53
                                    --------           -------       --------       ------
       Total real estate loans       305,188             80.06        275,342        81.14

Commercial leases                     11,274              2.96          7,053         2.08
Consumer loans
   Automobile                         22,781              5.98         21,802         6.42
   Home equity                        21,987              5.77         18,570         5.47
   Credit card                        13,469              3.53         15,812         4.66
   Other                               1,008              0.26            716         0.21
                                    --------           -------       --------       ------
   Total consumer loans               59,245             15.54         56,900        16.76
                                    --------           -------       --------       ------
         Total loans                 381,211            100.00 %      339,353       100.00 %
                                                       =======                      ======
Net deferred costs                       275                              616
                                    --------                         --------
   Total loans receivable           $381,486                         $339,969
                                    ========                         ========


(1) Including loan held for sale.

The following table shows the composition of the Company's loan portfolio by fixed and adjustable rates at the dates indicated:

                                                                                December 31,
                                     --------------------------------------------------------------------------------------------
                                                  2000                             1999                           1998
                                                  ----                             ----                           ----
                                       Amount            Percent        Amount           Percent        Amount            Percent
                                     --------            -------      --------           -------       --------           -------
                                                                        (Dollars in Thousands)
Fixed rate loans
   Commercial loans                  $ 19,747              3.91 %     $  9,799              2.10 %     $  1,722              0.42 %
   Real estate loans
        One-to-four family(1)          54,774             10.85         65,526             14.04         89,390             22.00
        Multi-family                    2,736              0.54          4,390              0.94            391              0.10
        Commercial real estate         35,367              7.00         29,687              6.36         19,735              4.85
        Construction                       --                --            600              0.13            199              0.05
                                     --------            ------       --------           -------       --------           -------
            Total real estate loans    92,877             18.39        100,203             21.47        109,715             27.00
        Commercial leases               5,928              1.17         22,029              4.72         35,166              8.66
        Consumer loans                 31,618              6.26         31,436              6.74         27,292              6.71
                                     --------            ------       --------           -------       --------           -------
            Total fixed rate loans    150,170             29.73        163,467             35.03        173,895             42.79
                                     --------            ------       --------           -------       --------           -------
Adjustable-rate loans
   Commercial loans                    16,650              3.30          7,408              1.59          6,313              1.56

   Real estate loans
        One-to-four family             66,302             13.13         64,709             13.87         64,792             15.94
        Multi-family                  159,366             31.56        121,719             26.09         55,270             13.60
        Commercial real estate         43,931              8.70         43,909              9.41         47,041             11.58
        Construction                   48,324              9.57         45,577              9.77         40,373              9.93
                                     --------            ------       --------           -------       --------           -------
            Total real estate loans   317,923             62.96        275,914             59.14        207,476             51.05
        Consumer loans                 20,252              4.01         19,803              4.24         18,688              4.60
                                     --------            ------       --------           -------       --------           -------
            Total adjustable-rate
            loans                     354,825             70.27        303,125             64.97        232,477             57.21
                                     --------            ------       --------           -------       --------           -------
Total loans                           504,995            100.00 %      466,592            100.00%       406,372            100.00 %
                                                         ======                          =======                          =======
Net deferred costs                      1,091                              938                              269
                                     --------                         --------                         --------
     Total loans receivable          $506,086                         $467,530                         $406,641
                                     ========                         ========                         ========

                                                            December 31,
                                    -----------------------------------------------------------
                                               1997                             1996
                                               ----                             ----
                                     Amount             Percent         Amount       Percent
                                     ------             -------         ------       -------
                                                        (Dollars in Thousands)
Fixed rate loans
   Commercial loans                  $    438              0.11 %       $     58         0.02 %
   Real estate loans
        One-to-four family(1)         137,314             36.02          157,430        46.39
        Multi-family                      576              0.15              995         0.29
        Commercial real estate         15,863              4.16           20,304         5.98
        Construction                       63              0.02               --           --
                                     --------            ------         --------       ------
            Total real estate loans   153,816             40.35          178,729        52.66
        Commercial leases              11,274              2.96            7,053         2.08
        Consumer loans                 29,424              7.72           26,160         7.71
                                     --------            ------         --------       ------
            Total fixed rate loans    194,952             51.14          212,000        62.47
                                     --------            ------         --------       ------
Adjustable-rate loans
   Commercial loans                     5,066              1.32               --           --

   Real estate loans
        One-to-four family             98,111             25.74           94,401        27.82
        Multi-family                    4,028              1.06               --           --
        Commercial real estate         40,357             10.59            2,212         0.65
        Construction                    8,876              2.33               --           --
                                     --------            ------         --------       ------
            Total real estate loans   151,372             39.72           96,613        28.47
        Consumer loans                 29,821              7.82           30,740         9.06
                                     --------            ------         --------       ------
            Total adjustable-rate
            loans                     186,259             48.86          127,353        37.53
                                     --------            ------         --------       ------
Total loans                           381,211            100.00%         339,353       100.00 %
                                                         =======                       ======
Net deferred costs                        275                                616
                                     --------                           --------
     Total loans receivable          $381,486                           $339,969
                                     ========                           ========


(1) Including loans held for sale.

The following schedule illustrates the contractual maturities of the Company's loan portfolio at December 31, 2000. Mortgages which have adjustable or floating interest rates are shown as maturing in the period during which the contract is due. The schedule does not reflect the effects of possible prepayments or enforcement of due-on-sale clauses:

                         One-to-Four Family      Commercial                Consumer
                        Residential Loans (1)     Loans (2)                 Loans                 Total
                        ---------------------     ---------                 -----                 -----
                                                 (Dollars in Thousands)
Coming due during                  Weighted              Weighted               Weighted               Weighted
years ending                        Average               Average                Average                Average
December 31,            Amount       Rate      Amount      Rate       Amount      Rate      Amount       Rate
------------            ------       ----      ------      ----       ------      ----      ------       ----
2001                 $    3,520      8.18%  $  87,583      9.77%  $    6,008      7.79%  $   97,111      9.59%
2002                      6,445      7.64      12,708      8.53        5,028      8.26       24,181      8.24
2003                      3,262      7.55      20,400      8.63        6,743      9.26       30,405      8.66
2004 to 2005             19,409      7.19      31,758      8.31        6,010      9.42       57,177      8.05
2006 to 2010             15,909      7.62     174,587      8.48       27,892      9.78      218,388      8.58
2011 to 2025             59,261      7.72       4,969      8.29          178     11.25       64,408      7.78
2026 and beyond          13,270      7.84          44      9.42           11     11.00       13,325      7.85
                     ----------      ----   ---------      ----   ----------      -----  ----------      ----
    Total            $  121,076      7.64%  $ 332,049      8.81%  $   51,870      9.30%  $  504,995      8.58%
                     ==========      ====   =========      ====   ==========      ====   ==========      ====


(1)      Includes loans held for sale.

(2) Commercial loans consist of commercial loans, multi-family loans, commercial real estate loans, construction loans, and commercial leases.

Approximately $127.9 million in fixed rate loans and $279.9 million in variable rate loans had maturities in excess of one year at December 31, 2000.

The aggregate amount of loans that the Bank is permitted to make to any one borrower is generally limited to 15% of unimpaired capital and surplus (25% if the security for such loan has a "readily ascertainable" value). At December 31, 2000, the Bank's regulatory loan-to-one borrower limit was $7.5 million. On the same date, the Bank's largest lending relationship was $7.0 million.

All of the Company's lending activities is conducted in accordance with its written underwriting standards and its loan origination procedures. The Company is an equal opportunity lender and each year offers its Affordable Housing Program for families with a maximum household income of 115% of the median income as published by the Federal Housing Finance Board. Decisions on all loan approvals or denials are made on the basis of detailed applications and property valuations (consistent with the Company's written appraisal policy) prepared by independent appraisers. The loan applications are designed primarily to determine the borrower's ability to repay and the more significant items on the application are verified through use of credit reports, financial statements, tax returns and/or third-party confirmations.

COMMERCIAL LENDING

Over the past five years, the Company has continued to increase its originations of commercial real estate loans, multi-family loans and commercial loans. Management intends to continue to focus on this type of lending. The commercial real estate loans, multi-family loans and construction loans are secured by property generally within the Company's market area.

The underwriting standards used by the Company for these types of loans includes a determination of the applicant's payment history, cash flow, value of collateral, and credit worthiness of the business. These types of loans carry a rate higher than residential mortgages.

At December 31, 2000, the Company had $79.3 million in commercial real estate loans, $48.3 million in construction loans, $36.4 million in commercial loans, $5.9 million in commercial leases, and $162.1 million in multi-family loans. The allowance for possible loan and lease losses included $4.7 million for these types of loans at December 31, 2000.

Multi-family loans showed the largest dollar increase in 2000. These loans are concentrated in the counties surrounding the Company's locations with the major dollar volumes and numbers being situated in Cook County, Illinois. Most of these loans are to finance or refinance apartment buildings ranging in size from five units up to 24 units. The terms of the loans are one year adjustable rate, three year adjustable rate, or five year adjustable rate and have a maximum loan-to-value ratio of 80%. The Company, depending on liquidity needs, may sell participations in some of these loans in 2001.

Construction lending is primarily for rehabilitation projects in Cook County and some land development projects around the Company's lending area. These rehabilitation projects are for the conversion of old warehouse and factory space into single family townhouses or condominiums. The typical build out time is less than eighteen months and is priced at a margin above the prime rate.

Commercial real estate loans are primarily for mixed use properties, occupied office buildings, operating strip malls and hotel or motel loans. These loans usually reprice at least every five years based upon a margin over the five year constant maturity treasury.

ONE-TO-FOUR FAMILY RESIDENTIAL REAL ESTATE LENDING

During 2000, the Mortgage Center originated and sold on a service release basis 147 loans. Additionally, 231 loans were originated and retained in the Bank's portfolio.

The Company will continue to originate loans targeted at low and moderate income home buyers, through the Affordable Housing Program, which will be retained in its portfolio.

At December 2000, the Company held as mortgage backed securities ("MBS") previously securitized with Federal Home Loan Mortgage Corporation $6.7 million of 30 year fixed-rate single family residential mortgage loans. At December 31, 2000, $121.1 million, including loans held for sale, of the Company's loan portfolio consisted of permanent loans on one-to-four family residences. At December 31, 2000, the Company's largest outstanding residential loan was $755,000. Substantially all of the residential loans originated by the Company are secured by properties located in the Company's primary market area. See "Origination, Purchases and Sales of Loans."

Mortgage loans retained by the Company may have loan-to-value ratios of up to 100%. Mortgage loans exceeding an 80% loan-to-value ratio at the time of origination may require private mortgage insurance to reduce the Company's exposure to 80% or less of the appraised value of the underlying property. In other instances, secondary financing may be provided to allow for a total loan to value ratio of 100%.

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

The Company currently originates substantially all of its consumer loans in its primary market area. At December 31, 2000, the Company's consumer loans totaled $51.9 million or 10.28% of the Company's loan portfolio.

For second mortgage and home equity loans, the Company evaluates both the borrower's ability to make principal, interest and escrow payments and the value of the property that will secure the loan. The Company's second mortgage loans and home equity lines of credit are generally originated in amounts which, together with the amount of the first mortgage, do not exceed 100% of the appraised value of the property securing the loan. Home equity loans are revolving lines-of-credit, with the interest rate floating at a stated margin over the prime rate. Second mortgage loans are generally made for terms of up to ten years with fixed interest rates. Other consumer loan terms vary according to the type of collateral, length of contract and creditworthiness of the borrower.

The Company offers a variety of secured consumer loans, including direct automobile loans, second mortgage loans (including home improvement loans), home equity loans, and loans secured by deposit accounts. In addition, the Company offers unsecured consumer loans. Management believes that these loans, which carry a higher rate of interest, can enhance the bottom line when offered in conjunction with a prudent credit risk policy and collection program. In 1999, the Company also began accepting loan applications through the Internet, which expands the market area.

The Company employs risk-based underwriting standards for consumer loans. These include a determination of the applicant's payment history on other debt, and an assessment of the borrower's ability to meet payments on the proposed loan along with existing obligations, and an assessment of the borrower's FICO credit score. In addition to the creditworthiness of the applicant, the underwriting process also includes a comparison of the value of the security, if any, in relation to the proposed loan amount.

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

The following schedule sets forth the contractual maturities of the Company's mortgage-backed securities using amortized cost as of December 31, 2000. All such securities are considered available-for-sale. Almost all of the mortgage-backed securities are anticipated to be repaid in advance of their contractual maturity as a result of projected mortgage loan prepayments, driven to a large extent by changes in the level of interest rates.

                                                                      Due In
                                                 ------------------------------------------------
                                                  1 to 5       5 to 10      10 to 20      Over 20       Balance
                                                   Years        Years         Years        Years     Outstanding
                                                   -----        -----         -----        -----     -----------
                                                                      (Dollars in Thousands)
Mortgage-backed securities
    Federal Home Loan Mortgage Corp.            $       --   $      --    $       --   $    6,675   $     6,675
    Federal National Mortgage Assoc.                    --          --            --        2,320         2,320
                                                ----------   ---------    ----------   ----------   -----------
                                                $       --   $      --    $       --   $    8,995   $     8,995
                                                ==========   =========    ==========   ==========   ===========

ORIGINATIONS, PURCHASES AND SALES OF LOANS AND MORTGAGE-BACKED SECURITIES

The Company originates loans through loan officers, including commissioned originators. Walk-in customers and referrals from real estate brokers, builders and commercial lenders in the area are also important sources for loan originations.

In order to supplement loan origination during periods of unusual competition or reduced loan demand, and in order to acquire additional adjustable rate loans for asset/liability management purposes, the Company periodically considers the purchase of mortgage-backed and related securities and/or residential loans from third party lenders. In 1999 and 2000, the Company did not purchase any mortgage backed securities or residential loans. Plans in 2001 do not include purchase of either any mortgage backed securities or residential loans.

The Company has securitized residential real estate loans from time to time. When loans have been securitized, the Company retains the responsibility for servicing the loan. At December 31, 2000, and 1999, there were approximately $73.3 million and $88.4 million in the loan servicing portfolio. The Company currently holds $6.7 million of these loans as mortgage-backed securities on the balance sheet. At December 31, 2000, the Company had no outstanding commitments to sell mortgage-backed securities.

The Company, in anticipation of falling rates and the risk of prepayments, updated its assessment of the one-to-four family residential mortgage loan portfolio. An investment-banking firm began the individual file review in mid-February 2001, for the express purpose of determining how many loans would be salable in the secondary market. The review would also provide a list of borrowers who are single use customers versus multi-service customers. The Company intends, after the completion of this analysis, to review its options. Options include: (i) sale of single use customer mortgages on a service release basis, which means discontinuing the collection of principal and interest payments thereby giving up the rights of collecting servicing income; and (ii) sale of multi-service customer mortgages on a service retained basis, which means continuing the collection of principal and interest payments for the remaining term of the loan and receiving servicing income from the loan purchaser.

At this point, the Company has not completed the analysis of such a sale, thereby the financial impact on its balance sheet or the income statement has not been determined. Proceeds from a sale would be used to reduce Federal Home Loan Bank borrowings and to fund growth in the commercial and multi-family portfolios.

The following table shows the originations, purchases, sales, and repayments of loans and mortgage-backed securities of the Company for the periods indicated:

                                                                                  Year Ended December 31,
                                                                         ----------------------------------------
                                                                            2000           1999          1998
                                                                            ----           ----          ----
                                                                                     (In Thousands)
Originations of portfolio loans
    Adjustable rate
       Commercial loans                                                 $    13,698   $    20,549   $    12,304
       Construction loans                                                    48,655        49,379        42,845
       One-to-four family                                                    12,229        30,472         9,441
       Commercial real estate                                                11,749        34,452        36,845
       Multi-family                                                          57,944        94,174        45,683
       Consumer                                                               2,437        18,163        15,049
                                                                        -----------   -----------   -----------
          Total adjustable rate                                             146,712       247,189       162,167

    Fixed rate
       Commercial loans                                                      12,918             -             -
       One-to-four family                                                       247             -             -
       Commercial real estate                                                 2,633             -             -
       Multi-family                                                             632             -             -
       Commercial leases                                                          -         6,749        44,759
       Consumer                                                               7,294        12,433        11,548
                                                                        -----------   -----------   -----------
          Total fixed rate                                                   23,724        19,182        56,307
                                                                        -----------   -----------   -----------
              Total loans originated                                        170,436       266,371       218,474

Purchases of mortgage-backed securities
    Mortgage-backed securities and participation certificates                     -             -        40,363
                                                                        -----------   -----------   -----------
       Total purchased                                                            -             -        40,363
                                                                        -----------   -----------   -----------

Sales and repayments of loans and mortgage-backed
  securities
    Sales of mortgage-backed securities                                     (11,948)       (6,460)      (87,571)
    Sale of credit card loans                                                     -             -       (10,805)
    Principal repayments                                                   (129,601)     (215,218)     (219,182)
                                                                        ------------  ------------  ------------
       Total reductions                                                    (141,549)     (221,678)     (317,558)

(Decrease) increase in other items, net                                        (165)           83        (1,999)
                                                                        ------------  -----------   ------------
Net increase (decrease) in loans and mortgage-backed securities         $    28,722   $    44,776   $   (60,720)
                                                                        ===========   ===========   ============

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

In the event a real estate loan payment is past due for 90 days or more, management performs an in-depth review of the condition of the property and circumstances of the borrower. Based upon the results of its review, management will decide whether to try to negotiate a repayment program with the borrower, or initiate foreclosure proceedings. These loans are also placed on non-accrual status.

Delinquent consumer loans are handled in a similar manner, except that initial contact is made when the payment is ten days past due, personal contact is made when the loan becomes more than twenty days past due, and the loan is classified as a delinquent loan when it is past due for 30 days or more. Certain consumer loans secured by real property are placed on non-accrual status when delinquent more than 90 days and as deemed appropriate in the collection process. All other consumer loans are charged off after 90 days.


The following table sets forth the Company's loan delinquencies by type, by amount, and by percentage. Non performing assets are excluded from the table.

                                                Loans Delinquent For
                       --------------------------------------------------------------------                     Total
                                30 - 89 Days                        90 Days and Over                      Delinquent Loans
                       -------------------------------      -------------------------------       --------------------------------
                                              Percent                              Percent                                 Percent
                                                 of                                   of                                     of
                                                Loan                                 Loan                                   Loan
                       Number      Amount     Category      Number       Amount    Category       Number       Amount     Category
                       ------      ------     --------      ------       ------    --------       ------       ------     --------
                                                            (Dollars in Thousands)
One-to-four
  family                   6       $  469       0.39%           --       $   --        --%             6       $  469       0.39%
Commercial real
  estate                   3        1,566       1.98             2          542       0.68             5        2,108       2.66
Multi-family              --           --         --            --           --         --            --           --         --
Construction              --           --         --             1        2,300       4.78             1        2,300       4.78
Commercial                 1           50       0.14             2          298       0.81             3          348       0.95
Commercial leases          5          428       7.23            --           --         --             5          428       7.23
Consumer                  27          256       0.49            --           --         --            27          256       0.49
                      ------       ------       ----        ------       ------       ----        ------       ------       ----
    Total                 42       $2,769       0.55%            5       $3,140       0.63%           47       $5,909       1.18%
                      ======       ======       ====        ======       ======       ====        ======       ======       ====

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

The Special Mention category consists of assets which do not currently expose a financial institution to a sufficient degree of risk to warrant classification, but do possess credit deficiencies or potential weaknesses deserving management's close attention. Assets classified as Substandard or Doubtful require the institution to establish prudent general allowances for possible loan losses. These loans are considered non-performing. If an asset or portion thereof is classified as Loss, the institution must either establish specific allowances for loan and lease losses in the amount of 100% of the portion of the asset classified as Loss, or charge off such amount. If an institution does not agree with an examiner's classification of an asset, it may appeal this determination to the Regional Director of the OCC. Certain loans delinquent less than 90 days are categorized as Special Mention. As a result of management's review of its assets, at December 31, 2000, the Company had categorized $60,000 of its assets as Special Mention, $2,360,000 as Substandard, and none as Doubtful or Loss. The Company's classified assets consist of non-performing loans and certain loans delinquent less than 90 days.

NON-PERFORMING ASSETS

The Company's financial statements are prepared on the accrual basis of accounting, including the recognition of interest income on its loan portfolio, unless a loan is placed on non-accrual status. Loans are placed on non-accrual status when there are serious doubts regarding the collectibility of all principal and interest due under the terms of the loans. Amounts received on non-accrual loans generally are applied first to principal and then to interest after all principal has been collected. It is the policy of the Company not to renegotiate the terms of a loan because of a delinquent status. Rather, a loan is generally transferred to non-accrual status if it is not in the process of collection and is delinquent in payment of either principal or interest beyond 90 days.

Under Statement of Financial Accounting Standards No. 114 and No. 118, the Company defined loans that will be individually evaluated for impairment to included commercial loans and mortgages secured by commercial properties or five-plus family residences that are in non-accrual status or were restructured. All other smaller balance homogeneous loans are evaluated for impairment in total.

The classification of a loan as impaired or non-accrual does not necessarily indicate that the principal is uncollectible, in whole or in part. The Company makes a determination as to collectibility on a case-by-case basis. The Company considers both the adequacy of the collateral and the other resources of the borrower in determining the steps to be taken to collect impaired or non-accrual loans. The final determination as to the steps taken is made based upon the specific facts of each situation. Alternatives that are typically considered to collect impaired or non-accrual loans are foreclosure, collection under guarantees, loan restructuring, or judicial collection actions.

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

At December 31, 2000, the Company had $1,843,000 of impaired loans. All impaired loans had a portion of the allowance for loan losses allocated to them at year-end, which totaled $450,000. The average balance of impaired loans during the year was $798,000. Interest income recognized on impaired loans was not material in 2000. The Company had no impaired loans during and for the year ended December 31, 1999.

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

                                                                          December 31,
                                                ---------------------------------------------------------------
                                                  2000          1999          1998          1997          1996
                                                  ----          ----          ----          ----          ----
                                                                     (Dollars in Thousands)
Non-accruing loans
    One-to-four family                          $  425        $  766        $  996        $   --        $   --
    Commercial real estate loans                 1,843            --            --            --            --
    Multi-family loans                              --            --            --            --            --
    Construction loans                              --            --            --            --            --
    Commercial loans                                29            --            --            --            --
    Commercial leases                               --            --            --            --            --
    Consumer                                        62            --            25            --            95
                                                ------        ------        ------        ------        ------
    Total                                        2,359           766         1,021            --            95

Accruing loans delinquent 90 days or more
    One-to-four family                              --            --            --         1,137           599
    Commercial real estate loans                   542            --            --            --            --
    Multi-family loans                              --            --            --            --            --
    Construction loans                           2,300            --            --            --            --
    Commercial loans                               298            --            --            --            --
    Commercial leases                               --            --            --            --            --
    Consumer                                        --            --            --           167           162
                                                ------        ------        ------        ------        ------
    Total                                        3,140            --            --         1,304           761
                                                ------        ------        ------        ------        ------
       Total non-performing loans               $5,499        $  766        $1,021        $1,304        $  856
                                                ======        ======        ======        ======        ======
          Total non-performing loans
            to net loans                          1.10%         0.17%         0.25%         0.35%         0.25%
                                                ======        ======        ======        ======        ======
          Total non-performing loans
            as percentage of assets               0.94%         0.14%         0.19%         0.22%         0.16%
                                                ======        ======        ======        ======        ======

Management has considered the Company's non-performing assets in establishing its Allowance for Possible Loan and Lease Losses.

As of December 31, 2000, there were no other loans not included on the table or discussed above where known information about the possible credit problems of borrowers caused management to have serious doubts as to the ability of the borrower to comply with present loan repayment terms.

The $2.3 million construction loans, included in the "Accruing loans delinquent 90 days or more" category was paid off on February 1, 2001. Of the $0.5 million commercial real estate loans, included in the "Accruing loans delinquent 90 days or more" category $0.3 million has been renewed and is current.

ALLOWANCE FOR POSSIBLE LOAN AND LEASE LOSSES

The Company recognizes that credit losses will be experienced and the risk of loss will vary with, among other things, general economic conditions; the type of loan being made; the creditworthiness of the borrower over the term of the loan; and in the case of a collateralized loan, the quality of the collateral for such loan. The allowance for possible loan and lease losses represents the Company's estimate of the allowance necessary to provide for probable incurred losses in the portfolio. In making this determination, the Company analyzes the ultimate collectibility of the loans in its portfolio, incorporating feedback provided by internal loan staff, an independent loan review function, and information provided by examinations performed by regulatory agencies. The Company makes an ongoing evaluation as to the adequacy of the allowance of loan losses.

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

The analysis of the allowance for loan losses is comprised of three components: specific credit allocation, general portfolio allocation, and subjective determined allocation. The specific credit allocation includes a detailed review of the credit in accordance with SFAS 114 and 118 and an allocation is made based on this analysis. The general portfolio allocation consists of an assigned reserve percentage based on the credit rating of the loan. The subjective portion is determined based on loan history and the Company's evaluation of various factors including future economic and industry outlooks. In addition the subjective portion of the allowance is influenced by current economic conditions and trends in the portfolio including delinquencies and impairments, as well as changes in the composition of the portfolio.

The allowance for loan losses is based on estimates, and ultimate losses will vary from current estimates. These estimates are reviewed monthly, and as adjustments, either positive or negative, become necessary, a corresponding increase or decrease is made in the provision for loan losses. During 2000, the loan portfolio continued its migration from a lower risk single family residential loan portfolio to a higher risk commercial loan portfolio. There have been substantial increases in the multi-family, construction, commercial real estate and commercial loan portfolios. The methodology used to determine the adequacy of the allowance for possible loan and lease losses is consistent with prior years.

The following table sets forth an analysis of the Company's allowance for possible loan and lease losses:

                                                                     Year Ended December 31,
                                                 --------------------------------------------------------------
                                                   2000         1999          1998         1997            1996
                                                   ----         ----          ----         ----            ----
                                                                     (Dollars in Thousands)
Balance at beginning of year                     $4,833        $4,312        $3,977        $1,424        $1,379

Charge-offs

    One-to-four family                               26           107            38            --            --
    Commercial real estate loans                     --            --            --            --            --
    Multi-family loans                               --            --            --            --            --
    Construction loans                               --            --            --            --            --
    Commercial loans                                  7           399            --            --            --
    Commercial leases                                --            --            --            --            --
    Consumer                                        205           195         1,355         1,615         1,497
                                                 ------        ------        ------        ------        ------

Total charge-offs                                   238           701         1,393         1,615         1,497

Recoveries

     One-to-four family                              --            --            --            --            --
     Commercial real estate loans                    --            --            --            --            --
     Multi-family loans                              --            --            --            --            --
     Construction loans                              --            --            --            --            --
     Commercial loans                                --            --            --            --            --
     Commercial leases                               --            --            --            --            --
     Consumer                                        50            90           161            96           145
                                                 ------        ------        ------        ------        ------
Total Recoveries                                     50            90           161            96           145
                                                 ------        ------        ------        ------        ------

Net charge-offs                                     188           611         1,232         1,519         1,352
                                                 ------        ------        ------        ------        ------

Additions charged to operations                   1,010         1,132         1,567         4,072         1,397
                                                 ------        ------        ------        ------        ------

Balance at end of year                           $5,655        $4,833        $4,312        $3,977        $1,424
                                                 ======        ======        ======        ======        ======
Ratio of net charge-offs during the
  year to average loans outstanding
  during the year                                  0.04%         0.15%         0.37%         0.42%         0.39%
                                                 ======        ======        ======        ======        ======
Ratio of allowance to non-performing loans         1.03x         6.31x         4.22x         3.05x         1.66x
                                                 ======        ======        ======        ======        ======


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

The distribution of the Company's allowance for possible loan and lease losses at the dates indicated is summarized as follows:


                                                                             December 31,
                                            --------------------------------------------------------------------------
                                                   2000                         1999                     1998
                                            ---------------------      ---------------------    ----------------------
                                                          Percent                    Percent                   Percent
                                             Allowance      of         Allowance       of        Allowance       of
                                               for        Loans           for         Loans         for         Loans
                                             Possible    in Each        Possible    in Each       Possible     in Each
                                               Loan      Category         Loan      Category        Loan       Category
                                               and          to            and          to           and           to
                                              Lease       Total          Lease        Total        Lease         Total
                                             Losses       Loans         Losses        Loans        Losses        Loans
                                             ------       -----         ------        -----        ------        -----
                                                                        (Dollars in Thousands)
One-to-four family loans                    $  364         6.44%       $  390        27.91%       $  387        37.94%
Commercial loans and leases                  1,064        18.82           738         8.41           412        10.64
Commercial real estate, construction,
  and multi-family                           3,617        63.96         3,274        52.70         2,953        40.11
Consumer loans                                 610        10.78           431        10.98           560        11.31
                                            ------       ------        ------       ------        ------       ------
   Total                                    $5,655       100.00%       $4,833       100.00%       $4,312       100.00%
                                            ======       ======        ======       ======        ======       ======

                                                            December 31,
                                           --------------------------------------------------
                                                     1997                        1996
                                           -------------------------  -----------------------
                                                          Percent                     Percent
                                            Allowance       of        Allowance         of
                                               for         Loans         for           Loans
                                             Possible     in Each      Possible       in Each
                                               Loan       Category       Loan         Category
                                               and           to          and             to
                                              Lease        Total        Lease           Total
                                             Losses        Loans        Losses          Loans
                                             ------        -----        ------          -----
                                                             (Dollars in Thousands)
One-to-four family loans                    $  100        61.76%       $  250           74.21%
Commercial loans and leases                     76         4.40            --            2.10
Commercial real estate, construction,
  and multi-family                           2,180        18.30           285            6.93
Consumer loans                               1,621        15.54           889           16.76
                                            ------       ------        ------          ------
   Total                                    $3,977       100.00%       $1,424          100.00%
                                            ======       ======        ======          ======

Note: In 1997 and 1996, management made a decision to re-allocate $150,000 and $350,000 to the Allowance on Consumer Loans from the Allowance on One-to-Four Family Loans, as no losses were realized on this portfolio during those years. In 1998, management re-allocated $837,000 from the Allowance on Consumer Loans after the sale of the credit card portfolio in November, 1998. $551,000 of this amount was re-allocated to the Allowance for Losses on Commercial and Commercial Real Estate Loans and $286,000 was re-allocated to the Allowance for Losses on One-to-Four Family Loans. In 1999, management re-allocated $220,000 from the Allowance on Consumer Loans and $203,000 from the Allowance on One-to-Four Family Loans to the Allowance for Losses on Commercial Loans. During 1999, the Company incurred $399,000 of losses on commercial loans. No reallocations were made in 2000.

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

                                                              Year Ended December 31,
                                   ----------------------------------------------------------------------------
                                             2000                       1999                        1998
                                   ---------------------        -------------------         -------------------
                                    Fair           % of         Fair          % of           Fair          % of
                                    Value          Total        Value         Total         Value         Total
                                    -----          -----        -----         -----         -----         -----
                                                               (Dollars in Thousands)
U.S. government agency             $30,459        53.26%       $34,580        44.92%       $30,041        34.13%
Marketable equity securities         1,476         2.58          1,271         1.65            853         0.97
Municipal bonds                      9,302        16.27         15,851        20.59         13,872        15.76
FHLMC mortgage-backed
  and related                        6,767        11.83         15,375        19.97         22,194        25.22
GNMA mortgage-backed
  and related                           --           --             --           --          7,325         8.32
FNMA mortgage-backed
  and related                        2,314         4.05          3,384         4.39          5,353         6.08
                                   -------       ------        -------       ------        -------       ------
    Subtotal                        50,318        87.99         70,461        91.52         79,638        90.48
FRB stock                              469         0.82            469         0.61            469         0.53
FHLB stock                           6,397        11.19          6,060         7.87          7,910         8.99
                                   -------       ------        -------       ------        -------       ------
    Total securities
      and stock                    $57,184       100.00%       $76,990       100.00%       $88,017       100.00%
                                   =======       ======        =======       ======        =======       ======
Average remaining life
  of non-mortgage-backed
  securities                            2.58 years                  3.79 years                  3.55 years

The composition and contractual maturities of the securities portfolio at December 31, 2000, excluding mortgage-backed securities, Federal Reserve Bank of Chicago stock, FHLB of Chicago stock, and marketable equity securities, is indicated in the following table.

                                                                Due In
                             ---------------------------------------------------------------------------
                              Less than        1 to 5          5 to 10         Over 10         Total
                               1 Year          Years            Years           Years        Securities
                               ------          -----            -----           -----        ----------
                                                       (Dollars in Thousands)
U.S. government agency       $       --       $29,212        $       --       $    1,247       $30,459
Municipal bonds                      --         9,302                --               --         9,302
                             ----------       -------        ----------       ----------       -------
    Total securities         $       --       $38,514        $       --       $    1,247       $39,761
                             ==========       =======        ==========       ==========       =======
Weighted average yield               --%         5.97%               --%            7.18%         6.00%
                             ==========       =======        ==========       ==========       =======

SOURCES OF FUNDS

GENERAL

Deposit accounts have traditionally been the principal source of the Company's funds for use in lending and for other general business purposes. In addition to deposits, the Company derives funds from borrowings, loan repayments and cash flows generated from operations. Scheduled loan payments are a relatively stable source of funds, while loan prepayments and deposit flows are greatly influenced by general interest rates and competition.

The Company faces substantial competition in attracting deposits from other savings institutions, commercial banks, securities firms, money market and mutual funds, and credit unions. The ability of the Company to attract and retain deposits depends on its ability to provide an investment opportunity that satisfies the requirements of investors as to rate of return, liquidity, risk and other factors. The Company competes for these deposits by offering a variety of deposit accounts at competitive rates, convenient business hours and a customer oriented staff. In 2000, the Company increased its reliance on purchased money deposits as a source of funds.

The primary source of borrowings has been the FHLB of Chicago. The Company has regularly used this as an alternative source of funding. At December 31, 2000, the Company had outstanding borrowings of $63.5 million from the FHLB of Chicago. The Company has also utilized credit lines with other financial institutions for short term funding needs. Two additional non-deposit sources of funds which the Company used during 2000 are the Treasury Tax and Loan Option Account and the Retail Repurchase Agreement. The Treasury Tax and Loan Option Account enables the U. S. Treasury to keep tax dollars with the Company at a floating interest rate, and the Retail Repurchase Agreement allows customers to lend the Company money which is secured by a security that the Bank owns.

DEPOSITS

The Company attracts both short-term and long-term deposits from the Company's primary market area by offering a wide assortment of accounts and rates. The Company offers checking accounts (both interest bearing and non-interest bearing), High Yield money market accounts, savings accounts, fixed interest rate certificates of deposits with varying maturities and individual retirement accounts.

Deposit account terms vary, according to the minimum balance required, the time period the funds must remain on deposit and the interest rate, among other factors. In setting rates, the Company regularly evaluates: (i) its investment and lending opportunities; (ii) its liquidity position; (iii) the rates offered by competing institutions; and (iv) its internal costs of funds. In order to decrease the volatility of its deposits, the Company imposes penalties on early withdrawal on its certificates of deposit.

The Company believes that non-certificate accounts can provide relatively low cost funds and accordingly, the Company introduces promotions to attract new checking and money market accounts. The CoVest High Yield Account, a high-rate money market account, was introduced in March 2000. It is a tiered account that indexes its rate to the 91-day Treasury Bill auction. Positioned as one of the most competitive money market accounts in Chicagoland, customers can earn an indexed rate on balances as low as $2,500. This account, since rollout, has grown by $32 million in deposits. While most of this growth is from new customer deposits, some has come from savings accounts and short-term certificates of deposit.

The Company also offers services to make its checking accounts more desirable, such as Telephone Banking and debit cards, both of which have been extensively utilized by customers. In 1999, the Company introduced Gold Star Checking, a high-rate checking account requiring a minimum balance of $3,500. It also launched the Diamond Club, which requires a minimum deposit balance of $100,000, a Gold Star checking account and a CoVest High Yield money market account, and provides additional benefits and services to the customer. Focus continues on these products and services, and overall deposits among these customers have grown by $4.2 million since inception.

In November 2000, an Internet Banking and Bill Payment solution was implemented for Retail customers, and an Internet Cash Management Solution was implemented for Commercial customers. Adding to the services already utilized by customers such as debit cards and Telephone Banking, these web-based solutions allow customers to perform banking transactions in a secure, real-time environment anytime, anywhere. The Company's implementation of Internet Banking will help CoVest compete more effectively and profitably with the big banks, leveling the playing field with technology.

The Company also solicits deposits from outside its primary market area. Purchased money deposits became an increasingly important source of funds during 2000, and as of December 31, 2000, amounted to $66.4 million. These deposits replaced borrowings called by the FHLB of Chicago.


The following table sets forth the deposit flows experienced by the Company during the periods indicated:

                                                  Year Ended December 31,
                                     ------------------------------------------------
                                                   (Dollars in Thousands)
                                         2000               1999              1998
                                     -----------        -----------         ---------
Deposit balance at January 1         $   398,055        $   364,535         $ 371,752
Deposits                               1,314,136          1,154,544           756,327
Withdrawals                           (1,282,156)        (1,136,343)         (779,139)
Interest credited                         21,690             15,319            15,595
                                     -----------        -----------         ---------

Deposit balance at December 31       $   451,725        $   398,055         $ 364,535
                                     ===========        ===========         =========

    Net increase/(decrease)          $    53,670        $    33,520         $  (7,217)
                                     ===========        ===========         =========

Percent increase/(decrease)                13.48%              9.20%            (1.94)%
                                     ===========        ===========         =========

The following table sets forth the dollar amount of deposits in the various types of deposit programs offered by the Company for the periods indicated:

                                                                          Year Ended December 31,
                                           ------------------------------------------------------------------------------------
                                                   2000                            1999                           1998
                                           ----------------------         ----------------------         ----------------------
                                                           % of                           % of                           % of
                                            Amount         Total           Amount         Total           Amount         Total
                                           --------        ------         --------        ------         --------        ------
                                                                         (Dollars in Thousands)
Checking accounts                          $ 50,853         11.26%        $ 41,621         10.46%        $ 38,823         10.65%
Money market accounts                       119,767         26.51           88,779         22.30           85,209         23.37
Saving accounts                              42,906          9.50           49,700         12.48           52,990         14.54
                                           --------        ------         --------        ------         --------        ------

     Total non-certificates                 213,526         47.27          180,100         45.24          177,022         48.56

Certificates of deposit
    0.00 - 2.99%                                 10            --               --            --              120          0.03
    3.00 - 3.99%                                 --            --               --            --               --            --
    4.00 - 4.99%                              4,704          1.05           44,903         11.28           47,612         13.06
    5.00 - 5.99%                             50,976         11.28           96,758         24.31          101,385         27.81
    6.00 - 6.99%                            169,793         37.59           69,524         17.47           30,738          8.43
    7.00 - 7.99%                             12,716          2.81            6,676          1.68            7,630          2.09
    8.00 - 8.99%                                 --            --               79          0.02               14          0.01
    9.00 - 9.99%                                 --            --               15            --               14          0.01
                                           --------        ------         --------        ------         --------        ------
     Total certificates                     238,199         52.73          217,955         54.76          187,513         51.44
                                           --------        ------         --------        ------         --------        ------
        Total deposits                     $451,725        100.00%        $398,055        100.00%        $364,535        100.00%
                                           ========        ======         ========        ======         ========        ======


The following table shows rate and maturity information for the Company's certificates of deposit as of December 31, 2000. The table below details the scheduled maturities of certificates of deposit:


                            2001           2002            2003          2004          2005        Thereafter         Total
                            ----           ----            ----          ----          ----        ----------         -----
                                                                    (In Thousands)
0.0  - 2.99%              $     --        $    10        $    --        $   --        $   --        $     --        $     10
3.00 - 3.99%                    --             --             --            --            --              --              --
4.00 - 4.99%                 2,569          1,145            455           393           104              38           4,704
5.00 - 5.99%                45,134          3,092          2,013           229            68             440          50,976
6.00 - 6.99%               133,990         22,204         10,412           450         2,405             332         169,793
7.00 - 7.99%                 8,701          3,700            315            --            --              --          12,716
8.00 - 8.99%                    --             --             --            --            --              --              --
9.00 - 9.99%                    --             --             --            --            --              --              --
                          --------        -------        -------        ------        ------        --------        --------
                          $190,394        $30,151        $13,195        $1,072        $2,577        $    810        $238,199
                          ========        =======        =======        ======        ======        ========        ========

The following table indicates the amount of the Company's certificates of deposit by time remaining until maturity as of December 31, 2000.

                                                                                         Maturity
                                                          ---------------------------------------------------------------------
                                                          3 Months         3 to 6       6 to 12        Over 12
                                                           or Less         Months        Months         Months          Total
                                                           -------        -------        -------        -------        --------
                                                                                    (In Thousands)
Certificates of deposit less than $100,000                 $36,468        $21,577        $54,705        $31,275        $144,025

Certificates of deposit of $100,000 or more(1)              16,440         28,718         32,486         16,530          94,174
                                                           -------        -------        -------        -------        --------

    Total certificates of deposit                          $52,908        $50,295        $87,191        $47,805        $238,199
                                                           =======        =======        =======        =======        ========

(1) Includes "Jumbo" certificates of $8,958,000. "Jumbo" certificates are a deposit product for deposits of over $100,000 which carry a rate and term negotiated between the Bank and the depositor at the time of issuance. Not all certificates of deposit with balances in excess of $100,000 are "Jumbo".

At December 31, 2000 the Company had $66,371,000 of purchased money deposits.


BORROWINGS

The Company's other available sources of funds include advances from the FHLB of Chicago, daily advances under credit lines with other financial institutions and collateralized borrowings. As a member of the FHLB of Chicago, the Company is required to own stock in the FHLB of Chicago and is authorized to apply for advances from the FHLB of Chicago. Each FHLB credit program has its own interest rate, which may be fixed or variable, and a range of maturities. The FHLB of Chicago may prescribe the acceptable uses for these advances, as well as limitations on the size of the advances and repayment provisions. The Company had $60.5 million of FHLB advances outstanding at December 31, 2000, secured by residential mortgage loans and various securities.

The following table sets forth the maximum month-end balance, average balance, and weighted average rates of borrowings for the periods indicated:

                                                                          2000                  1999                  1998
                                                                         -------              --------              --------
                                                                                   (Dollars in Thousands)
Maximum month-end balances
    FHLB advances                                                        $89,000              $120,000              $120,000
    Securities sold under repurchase agreements                           10,432                 5,734                 3,774
    Other                                                                 24,461                26,311                 2,981

Average balances
    FHLB advances                                                         66,344               113,589               154,644
    Securities sold under repurchase agreements                            8,071                 3,750                 3,365
    Other                                                                  4,313                 8,855                 6,993

Weighted average rates at end of year
    FHLB advances                                                           6.27%                 5.50%                 5.56%
    Securities sold under repurchase agreements                             6.03                  4.71                  5.14
    Other                                                                   6.44                  5.44                  5.16

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

Federal and state laws and regulations generally applicable to financial institutions, such as the Company and its subsidiaries, regulate, among other things, the scope of business, investments, reserves against deposits, capital levels relative to operations, the nature and amount of collateral for loans, the establishment of branches, mergers, consolidations and dividends. The system of supervision and regulation applicable to the Company and its subsidiaries establishes a comprehensive framework for their respective operations and is intended primarily for the protection of the FDIC's deposit insurance funds and the depositors, rather than the stockholders, of financial institutions.

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


THE COMPANY

GENERAL

The Company, as the sole stockholder of the Bank, is a bank holding company. As a bank holding company, the Company is registered with, and is subject to regulation by, the Federal Reserve under the Bank Holding Company Act, as amended (the "BHCA"). In accordance with Federal Reserve policy, the Company is expected to act as a source of financial strength to the Bank and to commit resources to support the Bank in circumstances where the Company might not otherwise do so. Under the BHCA, the Company is subject to periodic examination by the Federal Reserve. The Company is also required to file with the Federal Reserve periodic reports of the Company's operations and such additional information regarding the Company and its subsidiaries as the Federal Reserve may require.

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

The BHCA also generally prohibits the Company from acquiring direct or indirect ownership or control of more than 5% of the voting shares of any company which is not a bank and from engaging in any business other than that of banking, managing and controlling banks or furnishing services to banks and their subsidiaries. This general prohibition is subject to a number of exceptions. The principal exception allows bank holding companies that have not received approval to operate as financial holding companies to engage in, and to own shares of companies engaged in, certain businesses found by the Federal Reserve to be "so closely related to banking ... as to be a proper incident thereto." Under current regulations of the Federal Reserve, this authority would permit the Company to engage in a variety of banking-related businesses, including the operation of a thrift, sales and consumer finance, equipment leasing, the operation of a computer service bureau (including software development), and mortgage banking and brokerage. Eligible bank holding companies that elect to operate as financial holding companies may engage in, or own shares in companies engaged in, a wider range of nonbanking activities, including securities and insurance activities and any other activity that the Federal Reserve, in consultation with the Secretary of the Treasury, determines by regulation or order is financial in nature, incidental to any such financial activity or complementary to any such financial activity and does not pose a substantial risk to the safety or soundness of depository institutions or the financial system generally. The BHCA generally does not place territorial restrictions on the domestic activities of non-bank subsidiaries of bank or financial holding companies. As of the date of this filing, the Company has not applied for nor received approval to operate as a financial holding company.

Federal law also prohibits any person or company from acquiring "control" of a bank or a bank holding company without prior notice to the appropriate federal bank regulator. "Control" is defined in certain cases as the acquisition of 10% or more of the outstanding shares of a bank or bank holding company.

CAPITAL REQUIREMENTS

Bank holding companies are required to maintain minimum levels of capital in accordance with Federal Reserve capital adequacy guidelines. If capital falls below minimum guideline levels, a bank holding company, among other things, may be denied approval to acquire or establish additional banks or non-bank businesses.

The Federal Reserve's capital guidelines establish the following minimum regulatory capital requirements for bank holding companies: (i) a risk-based requirement expressed as a percentage of total risk-weighted assets; and (ii) a leverage requirement expressed as a percentage of total assets. The risk-based requirement consists of a minimum ratio of total capital to total risk-weighted assets of 8%, at least one-half of which must be Tier 1 capital. The leverage requirement consists of a minimum ratio of Tier 1 capital to total assets of 3% for the most highly rated companies, with a minimum requirement of 4% for all others. For purposes of these capital standards, Tier 1 capital consists primarily of permanent stockholders' equity less intangible assets (other than certain mortgage servicing rights and purchased credit card relationships). Total capital consists primarily of Tier 1 capital plus certain other debt and equity instruments which do not qualify as Tier 1 capital and a portion of the company's allowance for loan and lease losses.

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

As of December 31, 2000, the Company had regulatory capital in excess of the Federal Reserve's minimum requirements, with a risk-based capital ratio of 12.7% and a leverage ratio of 8.0%.



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

During the year ended December 31, 2000, SAIF assessments ranged from 0% of deposits to 0.27% of deposits. For the semi-annual assessment period beginning January 1, 2001, SAIF assessment rates will continue to range from 0% of deposits to 0.27% of deposits.

The FDIC may terminate the deposit insurance of any insured depository institution if the FDIC determines, after a hearing, that the institution: (i) has engaged or is engaging in unsafe or unsound practices; (ii) is in an unsafe or unsound condition to continue operations; or (iii) has violated any applicable law, regulation, order or any condition imposed in writing by, or written agreement with, the FDIC. The FDIC may also suspend deposit insurance temporarily during the hearing process for a permanent termination of insurance if the institution has no tangible capital. Management of the Bank is not aware of any activity or condition that could result in termination of the deposit insurance of the Bank.

FICO ASSESSMENTS

Since 1987, a portion of the deposit insurance assessments paid by SAIF members has been used to cover interest payments due on the outstanding obligations of the Financing Corporation ("FICO"). FICO was created in 1987 to finance the recapitalization of the Federal Savings and Loan Insurance Corporation, the SAIF's predecessor insurance fund. As a result of federal legislation enacted in 1996, beginning as of January 1, 1997, both SAIF members and members of the FDIC's Bank Insurance Fund ("BIF") became subject to assessments to cover the interest payments on outstanding FICO obligations. These FICO assessments are in addition to amounts assessed by the FDIC for deposit insurance. Between January 1, 2000, and the final maturity of the outstanding FICO obligations in 2019, BIF members and SAIF members will share the cost of the interest on the FICO bonds on a pro rata basis. During the year ended December 31, 2000, the FICO assessment rate for BIF and SAIF members was approximately 0.02% of deposits.

SUPERVISORY ASSESSMENTS

National banks are required to pay supervisory assessments to the OCC to fund the operations of the OCC. The amount of the assessment is calculated using a formula which takes into account the bank's size and its supervisory condition (as determined by the composite rating assigned to the bank as a result of its most recent OCC examination). During the year ended December 31, 2000, the Bank paid supervisory assessments to the OCC totaling $121,196.

CAPITAL REQUIREMENTS

The OCC has established the following minimum capital standards for national banks, such as the Bank: (i) a leverage requirement consisting of a minimum ratio of Tier 1 capital to total assets of 3% for the most highly-rated banks with a minimum requirement of at least 4% for all others; and (ii) a risk-based capital requirement consisting of a minimum ratio of total capital to total risk-weighted assets of 8%, at least one-half of which must be Tier 1 capital. For purposes of these capital standards, Tier 1 capital and total capital consist of substantially the same components as Tier 1 capital and total capital under the Federal Reserve's capital guidelines for bank holding companies (see "--The Company--Capital Requirements").

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

During the year ended December 31, 2000, the Bank was not required by the OCC to increase its capital to an amount in excess of the minimum regulatory requirement. As of December 31, 2000, the Bank exceeded its minimum regulatory capital requirements with a leverage ratio of 7.9% and a risk-based capital ratio of 12.1%.

Federal law provides the federal banking regulators with broad power to take prompt corrective action to resolve the problems of undercapitalized institutions. The extent of the regulators' powers depends on whether the institution in question is "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized" or "critically undercapitalized," in each case as defined by regulation. Depending upon the capital category to which an institution is assigned, the regulators' corrective powers include: (i) requiring the institution to submit a capital restoration plan; (ii) limiting the institution's asset growth and restricting its activities; (iii) requiring the institution to issue additional capital stock (including additional voting stock) or to be acquired; (iv) restricting transactions between the institution and its affiliates; (v) restricting the interest rate the institution may pay on deposits; (vi) ordering a new election of directors of the institution; (vii) requiring that senior executive officers or directors be dismissed; (viii) prohibiting the institution from accepting deposits from correspondent banks; (ix) requiring the institution to divest certain subsidiaries; (x) prohibiting the payment of principal or interest on subordinated debt; and (xi) ultimately, appointing a receiver for the institution. As of December 31, 2000, the Bank was "well capitalized," as defined by OCC regulations.

DIVIDENDS

The National Bank Act imposes limitations on the amount of dividends that may be paid by a national bank, such as the Bank. Generally, a national bank may pay dividends out of its undivided profits in such amounts and at such times as the bank's board of directors deems prudent. Without prior OCC approval, however, a national bank may not pay dividends in any calendar year which, in the aggregate, exceed the bank's year-to-date net income plus the bank's retained net income for the two preceding years.
The payment of dividends by any financial institution or its holding company is affected by the requirement to maintain adequate capital pursuant to applicable capital adequacy guidelines and regulations, and a financial institution generally is prohibited from paying any dividends if, following payment thereof, the institution would be undercapitalized. As described above, the Bank exceeded its minimum capital requirements under applicable guidelines as of December 31, 2000. As of January 1, 2001, approximately $970,000 was available to be paid as dividends to the Company by the Bank. Notwithstanding the availability of funds for dividends, however, the OCC may prohibit the payment of any dividends by the Bank if the OCC determines such payment would constitute an unsafe or unsound practice.

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

Under the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "Riegle-Neal Act"), both state and national banks are allowed to establish interstate branch networks through acquisitions of other banks, subject to certain conditions, including certain limitations on the aggregate amount of deposits that may be held by the surviving bank and all of its insured depository institution affiliates. The establishment of new interstate branches or the acquisition of individual branches of a bank in another state (rather than the acquisition of an out-of-state bank in its entirety) is allowed by the Riegle-Neal Act only if specifically authorized by state law. The legislation allowed individual states to "opt-out" of certain provisions of the Riegle-Neal Act by enacting appropriate legislation prior to June 1, 1997. Illinois permits interstate mergers subject to certain conditions, including a prohibition against interstate mergers involving an Illinois bank that has been in existence and continuous operation for fewer than five years.


FINANCIAL SUBSIDIARIES

Eligible national banks are authorized to engage, through "financial subsidiaries," in certain activities that are permissible for financial holding companies (as described above) and certain activities that the Secretary of the Treasury, in consultation with the Federal Reserve, determines is financial in nature or incidental to any such financial activity. As of the date of this filing, the Bank has not applied for nor received approval to establish any financial subsidiaries.

FEDERAL RESERVE SYSTEM

Federal Reserve regulations, as presently in effect, require depository institutions to maintain non-interest earning reserves against their transaction accounts (primarily NOW and regular checking accounts), as follows: for transaction accounts aggregating $42.8 million or less, the reserve requirement is 3% of total transaction accounts; and for transaction accounts aggregating in excess of $42.8 million, the reserve requirement is $1.284 million plus 10% of the aggregate amount of total transaction accounts in excess of $42.8 million. The first $5.5 million of otherwise reservable balances are exempted from the reserve requirements. These reserve requirements are subject to annual adjustment by the Federal Reserve. The Bank is in compliance with the foregoing requirements.

EXECUTIVE OFFICERS OF THE COMPANY

The executive officers of the Company, each of whom is also an executive officer of the Bank, are identified below. The executive officers of the Company are elected annually by the Company's Board of Directors.


Name                          Position with Company                     Position with Bank
------------------------------------------------------------------------------------------------------------------------
James L. Roberts              President and Chief Executive Officer     President and Chief Executive Officer

Paul A. Larsen                Executive Vice President, Treasurer,      Executive Vice President, Treasurer,
                              Chief Financial Officer, and Corporate    Chief Financial Officer, and Corporate
                              Secretary                                 Secretary

J. Stuart Boldry, Jr.         Executive Vice President                  Executive Vice President, Retail Banking


Joseph H. Tillotson           Executive Vice President                  Executive Vice President

Barbara A. Buscemi            Senior Vice President                     Senior Vice President, Human Resources

Joseph J. Gillings            Senior Vice President                     Senior Vice President, Senior Commercial
                                                                        Banking Officer

Michael A. Sykes              Senior Vice President                     Senior Vice President, Senior Mortgage
                                                                        Lending Officer

James L. Roberts, age 58, was elected as the Company's President and Chief Executive Officer on January 21, 1999. Prior to joining the Bank, Mr. Roberts was President and CEO of Perpetual Midwest Financial, Inc. of Cedar Rapids, Iowa from 1993 through 1998. He has over 30 years of experience in the financial services industry.

Paul A. Larsen, age 51, was named an Executive Vice President, Chief Financial Officer and Treasurer of the Company and the Bank in April, 1999. He joined the Company in March, 1995 as Senior Vice President, Chief Financial Officer and Treasurer. Mr. Larsen has over 30 years of financial management and treasury operations experience within the commercial banking environment.

J. Stuart Boldry, Jr., age 45, was named Executive Vice President of the Company and the Bank in December, 1999. In September, 2000 he was promoted to managing Retail Banking. Prior to joining the Bank, Mr. Boldry had been a Senior Vice President at First Commerce Corporation, a commercial bank in Louisiana from 1995 to 1999. Mr. Boldry has over 20 years of commercial banking experience.

Joseph H. Tillotson, age 56, was named an Executive Vice President of the Company and the Bank in April, 1999. He joined the Bank in March, 1993 as Lending Manager. Mr. Tillotson has over 25 years of lending and operations experience in banking.

Barbara A. Buscemi, age 46, was named Senior Vice President of the Company and the Bank in April, 1999. She joined the Bank in November, 1996 as Manager of the Human Resources Department. Prior to joining the Bank, she was employed by LaSalle Bank, Illinois as Manager of Employment/Employee Relations since 1990. Ms. Buscemi has over 15 years experience in human resource management.

Joseph J. Gillings, age 59, was named Senior Vice President and Senior Commercial Banking Officer of the Company and the Bank in April, 1999. He joined the Bank in October, 1997 as a Vice President in the Commercial Banking Department. Mr. Gillings was a Sales and Marketing Agent for Northwestern Mutual Life Insurance from 1992 until 1997. Prior to joining Northwestern Mutual, Mr. Gillings had over 25 years experience in commercial banking.

Michael A. Sykes, age 37, was named Senior Vice President and Senior Mortgage Lending Officer of the Company and the Bank in April, 1999. He joined the Bank in August, 1997 as a Vice President in the Commercial Real Estate Department. Prior to joining the Bank, Mr. Sykes had been a Vice President in the Commercial Real Estate Division at Banco Popular in 1996 and 1997, and at LaSalle Bank from 1993 until 1996. Mr. Sykes has over 15 years experience in commercial real estate.


ITEM 2. PROPERTIES

The Company owns the building and land for its headquarters, which is located at 749 Lee Street, Des Plaines, Illinois, and which opened in 1954. At December 31, 2000, this property had 19,575 square feet and a net book value of approximately $3.2 million. The Company also owns the land for its employee parking lot located at 761 Graceland Street, Des Plaines, Illinois.

In 1994, the Company acquired the Arlington Heights branch of the former Irving Federal Bank, F.S.B. from the Resolution Trust Corporation. The building contains approximately 14,260 square feet. At December 31, 2000, the net book value of the land and the building was approximately $2.4 million.

In 1995, the Company opened a branch office in Schaumburg, Illinois. The office has approximately 9,800 square feet of space and is situated on a 1.6 acre parcel. At December 31, 2000, the net book value of the land and the building was approximately $2.7 million.

On February 12, 1998, the Company entered into a lease arrangement for 2,100 square feet at 1771 North Richmond Road, McHenry, Illinois. On August 21, 2000, the Mortgage Center Operation was merged with the Company's regular operations and the McHenry Mortgage Center was closed.


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


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the quarter ended December 31, 2000.

                                     PART II


ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

As of March 2, 2001, there were approximately 614 holders of record of CoVest Bancshares, Inc. Common Stock, and an estimated 1,700 holders of its stock in "street name."

The Common Stock of CoVest Bancshares, Inc. is traded on the Nasdaq Stock Market National Market System under the symbol COVB.

The table below shows the reported high and low sales prices and dividends (split adjusted) during the periods indicated. The Common Stock began trading on June 30, 1992.

2000          Dividend      High         Low          1999       Dividend       High          Low
----          --------      ----         ---          ----       --------       ----          ---
1st Qtr.       $.08        $13.31      $  8.50     1st Qtr.        $.08        $15.38       $11.25
2nd Qtr.        .08         11.31         9.06     2nd Qtr.         .08         14.88        11.13
3rd Qtr.        .08         12.00         9.81     3rd Qtr.         .08         15.50        13.25
4th Qtr.        .08         13.00        11.38     4th Qtr.         .08         13.81        10.75

Year end closing price  =  $12.75             Year end closing price  =  $13.31



The Annual Meeting of Stockholders of CoVest Bancshares, Inc. will be held at 9:00 a.m. on Tuesday, April 24, 2001 at the following location:

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

Investor information is available without charge by writing to Paul A. Larsen, Executive Vice President and Treasurer, at the corporate office:

                                            CoVest Bancshares, Inc.
                                            P.O. Box 94242
                                            Palatine, Illinois 60094-4242
                                            (847) 294-6500

This information is also available in the Investor Relations section of our website at www.covestbanc.com, or you can go directly to www.covestbanc.com/aboutus.htm.

The following companies make a market in COVB Common Stock:

     Dain Rauscher, Inc.                 Spear, Leeds & Kellogg Capital Markets
     Herzog, Heine, Geduld, Inc.         Stifel, Nicolaus & Co., Inc.
     Howe, Barnes Investments, Inc.      Trident Securities, Inc.
     Knight Securities, LP               William Blair & Company
     Sandler O'Neill Partners, LP

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

Inquiries regarding stock transfer, registration, lost certificates or changes in name and address should be directed to the stock transfer agent and registrar by writing:

         Computershare Investor Services, LLC
         Relationship Management - CoVest Bancshares, Inc.
         P.O. Box A3504
         Chicago, Illinois  60690-3504
         (312) 360-5106
         www.computershare.com

         Corporate Office:          CoVest Bancshares, Inc.
                                    749 Lee Street
                                    Des Plaines, Illinois 60016
                                    (847) 294-6500

         Corporate Counsel:         Barack Ferrazzano Kirschbaum Perlman
                                    & Nagelberg
                                    333 W. Wacker Drive, Suite 2700
                                    Chicago, Illinois  60606

         Independent Auditor:       Crowe, Chizek and Company LLP
                                    One Mid America Plaza, Suite 700
                                    Oak Brook, Illinois 60522


         CoVest Banc Branch
           Offices:
                                    749 Lee Street
                                    Des Plaines, Illinois 60016
                                    (847) 294-6500

                                    770 W. Dundee Road
                                    Arlington Heights, Illinois 60004
                                    (847) 577-8100

                                    2601 W. Schaumburg Road
                                    Schaumburg, Illinois 60194
                                    (847) 798-2800

         Internet address:          www.covestbanc.com

ITEM 6. SELECTED FINANCIAL DATA

SELECTED CONSOLIDATED FINANCIAL INFORMATION


                                                                                As of December 31,
                                                      2000             1999             1998             1997             1996
                                                    --------         --------         --------         --------         --------
                                                                                  (In Thousands)
Selected financial condition data
    Total assets                                    $585,792         $568,496         $548,697         $582,722         $541,169
    Loans receivable, net                            500,431          462,697          402,329          377,509          338,545
    Total securities                                  57,184           76,990           88,017          164,172          172,876
    Non-interest earning assets                       28,156           18,192           18,674           17,571           16,911
    Deposits                                         451,725          398,055          364,535          371,752          402,090
    Borrowings                                        74,479          114,004          126,755          151,956           78,690
    Non-interest bearing liabilities                  11,554           10,163           10,456           10,720           10,445
    Stockholders' equity                              48,034           46,274           46,951           48,294           49,944

Selected operations data
    Total interest income                           $ 43,827         $ 38,561         $ 40,943         $ 39,364         $ 42,377
     Total interest expense                           26,532           22,225           24,739           23,914           29,241
                                                    --------         --------         --------         --------         --------

    Net interest income                               17,295           16,336           16,204           15,450           13,136

    Provision for possible loan and
       lease losses                                    1,010            1,132            1,567            4,072            1,397
                                                    --------         --------         --------         --------         --------

    Net interest income after provision               16,285           15,204           14,637           11,378           11,739
    Total non interest income                          2,892            4,037            5,579            3,672            4,241
    Special SAIF assessment                               --               --               --               --            3,033
    Total non interest expense                        12,122           13,259           14,245           11,305           10,818
                                                    --------         --------         --------         --------         --------

    Income before income taxes                         7,055            5,982            5,971            3,745            2,129
    Income tax provision                               2,505            2,047            2,100            1,135              540
                                                    --------         --------         --------         --------         --------

    Net income                                      $  4,550         $  3,935         $  3,871         $  2,610         $  1,589
                                                    ========         ========         ========         ========         ========

SELECTED FINANCIAL RATIOS AND OTHER DATA

Year Ended December 31;                                   2000            1999            1998            1997            1996
                                                        --------        --------        --------        --------        --------
Performance ratios:
    Return on assets (ratio of net income to
      average total assets)                                 0.80%           0.72%           0.67%           0.48%           0.26%

    Interest rate spread information
       Average during year                                  2.55%           2.70%           2.53%           2.42%           1.72%
       End of year                                          2.80%           2.60%           2.67%           2.52%           2.41%

    Interest margin                                         3.18%           3.18%           2.96%           2.94%           2.22%

    Ratio of operating expenses to average
      total assets                                          2.14%           2.43%           2.47%           2.08%           2.29%

    Efficiency ratio                                       60.05%          65.08%          65.40%          59.12%          79.71%

    Ratio of net interest income to non-interest
      expenses                                              1.43x           1.23x           1.14x           1.37x           0.95x

    Basic earnings per share                            $   1.14        $   0.96        $   0.92        $   0.61        $   0.34

    Diluted earnings per share                          $   1.12        $   0.93        $   0.87        $   0.58        $   0.32

    Return on stockholders' equity (ratio of
      net income to average total equity)                   9.75%           8.49%           8.15%           5.40%           2.94%

    Dividend payout ratio                                  28.15%          33.70%          35.55%          47.70%          82.22%

Asset quality ratios:
    Non-performing assets to total assets at
      end of year                                           0.94%           0.14%           0.19%           0.22%           0.16%

    Allowance for possible loan and lease losses
      to non-performing loans                               1.03x           6.31x           4.22x           3.05x           1.66x

Capital ratios:
    Stockholders' equity to total assets at
      end of year                                           8.20%           8.14%           8.56%           8.29%           9.23%
    Average stockholders' equity to
      average assets                                        8.23%           8.49%           8.25%           8.88%           8.92%
Ratio of average interest-earning assets to
  average interest-bearing liabilities                      1.13x           1.11x           1.10x           1.12x           1.10x

Other data
    Facilities
       Number of full-service offices                          3               3               3               3               3
       Number of mortgage centers                             --               1               2              --              --
       Number of ATMs                                          3               4               4               3               3

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION


FINANCIAL OVERVIEW

The Company's assets increased 3% to $585.8 million as of December 31, 2000, from $568.5 million at December 31, 1999. At December 31, 2000, loans receivable represented 85.4% of total assets, while securities represented 9.8%, compared to 81.4% and 13.5% as of December 31, 1999. The increase was funded by deposit growth of $53.7 million, offsetting a decrease in borrowings of $39.5 million. These additional funds, along with a $19.8 million decrease in securities were used to fund net loan growth of $37.7 million. Increases were achieved in: commercial loans, $19.2 million; commercial real estate loans, $5.7 million; multi family loans, $36.0 million; construction loans, $2.1 million, and consumer loans, $0.6 million. Mortgage loans and commercial leases declined $9.2 million and $16.1 million, respectively.

For the year ended December 31, 2000, the Company earned $4,550,000, an increase of $615,000 from December 31, 1999.

STOCK REPURCHASE PROGRAM AND DIVIDENDS

The Company paid regular quarterly dividends during 2000 of $.08 per share. The Company has also announced an $.08 per share dividend payable March 30, 2001, to shareholders of record on March 15, 2001.

The Company completed its 18th, 19th and 20th stock repurchase plans for 100,000 shares each on July 3, 2000, September 1, 2000 and January 30, 2001 respectively. On January 30, 2001, the Company announced its 21st stock repurchase plan, enabling the Company to repurchase up to 100,000 shares in the open market or through privately negotiated transactions. The Company has repurchased 24,821 shares to date under this latest stock repurchase plan.

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

The Company's basic mission is to continue to serve its local communities by offering profitable financial services. In seeking to accomplish this mission, management is committed to: (i) maintaining tangible capital in excess of regulatory requirements; (ii) maintaining high asset quality; (iii) maximizing interest rate spread; and (iv) managing exposure to interest rate risk.

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

BUSINESS STRATEGY

Management of the Company has accomplished much of the restructuring necessary to fully transform the balance sheet to that of a full service commercial bank. In 1996, the Company sold over $93 million of securitized 15 and 30 year fixed rate mortgage-backed securities and replaced most of those fixed rate assets with shorter term floating rate instruments. In December, 1996, the Company securitized $61 million in fixed rate long-term mortgages and seven to ten year balloon mortgages with the FHLMC. These securities were classified as available-for-sale mortgage backed securities. Some of these were sold in 1997 to reduce interest rate risk and provide additional funding for commercial related loans. In 1997, the Company securitized $17.8 million of residential fixed rate mortgages that were not scheduled to reprice in the next five years. Additional securitized loans were sold in 1999 and 2000 to provide liquidity and fund commercial, multi-family, construction, and commercial real estate loan originations. In 1998, the Company opened mortgage centers in McHenry and Aurora, Illinois. These offices were subsequently consolidated in McHenry. In 2000, the McHenry Mortgage Center was closed and its operations were moved to the Arlington Heights location. The Bank continues to originate and sell mortgage loans. The loans are sold on a service released basis to mortgage buyers for which the Company receives a fee and has no additional rights.

These changes allow the Company to concentrate on filling the void left by the consolidation of competing financial institutions in its marketplace and to serve, "on a timely basis", those commercial lending prospects who may need a commercial loan, a commercial real estate loan, a construction loan or a multi-family loan. The Company's ability to serve this market helped to expand the commercial related portfolio by $46.9 million during 2000. Most of this increase came in multi-family loans, which increased by $36.0 million, followed by increases of $19.2 million in commercial loans, $5.7 million in commercial real estate loans and $2.1 million in construction lending. Leases outstanding decreased by $16.1 million.

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

Total deposits increased 13.5% to $451.7 million from $398.1 million at December 31, 1999. In March, 2000, the Bank introduced a High Yield Money Market Account. This account has a market sensitive rate of interest that is indexed to the 91-day Treasury Bill weekly auction rate. All balances over $2,500 are tiered to this market interest rate. The Company is focused on growing the High Yield Account balances and attracting new commercial deposit accounts. At December 31, 2000, the account had a $119.8 million balance, a 35% increase from 1999 year end. Savings accounts decreased to $42.9 million, a 13.7% decrease from 1999. Certificates of deposit increased to $238.2 million, a 9.3% increase from 1999. Additional deposit growth has been centered in non-interest bearing deposits that grew by approximately 38.1% or $7.5 million. Interest bearing checking accounts remained relatively constant from year to year.

In 1999, the Company began soliciting deposits from outside its primary market area. Purchased money deposits became an increasingly important source of funds during 2000, and as of December 31, 2000, amounted to $66.3 million an increase of 50% or $22.1 million from year-end 1999. These deposits replaced borrowings called by the Federal Home Loan Bank and had a lower cost than borrowings for a similar time period offered by the Federal Home Loan Bank.

The Company continues to build its volume of non-interest bearing checking accounts along with complementary deposit products and services such as direct deposit and debit cards. The checking account is a core account of the community bank. From the Company's perspective, it also helps improve non-interest income and will help to improve the Company's net interest margin. The Company offers promotions to attract new checking accounts and provides additional services, such as Internet Banking and Telephone Banking, to make these accounts more desirable in the marketplace.

Certificates of deposit have increased from $218.0 million at December 31, 1999 to $238.2 million on December 31, 2000. This increase was primarily due to the Company's increased reliance on purchased money deposits. In setting rates, the Company regularly evaluates: (i) its investment and lending opportunities; (ii) its liquidity position; (iii) the rates being offered by competing institutions; and (iv) its internal cost of funds. In order to decrease the volatility of its deposits, the Company imposes penalties on early withdrawal of its certificates of deposit.

At December 31, 2000, total non-performing assets amounted to $5.5 million, or 1.10% of net loans receivable compared to $0.8 million, or 0.17% of net loans receivable at December 31, 1999. The $2.3 million construction loan, in the "Accruing loans delinquent 90 days or more" category was paid off in February 1, 2001. Of the $0.5 million commercial real estate loans in the "Accruing loans delinquent 90 days or more" category $0.3 million has been renewed and is current.

At December 31, 2000, the allowance for possible loan and lease losses amounted to $5.6 million, or 1.03x non-performing loans as compared to $4.8 million, or 6.31x coverage at December 31, 1999.

Stockholders' equity in CoVest Bancshares, Inc. totaled $48.0 million at December 31, 2000. The number of common shares outstanding was 3,909,641 and the book value per common share outstanding was $12.29 as of December 31, 2000. The Company announced its 21st stock repurchase plan on January 30, 2001. At March 2, 2001, 75,179 shares remained to be repurchased under the 20th stock repurchase program.

COMPARISON OF OPERATING RESULTS FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999

GENERAL

The Company earned $4,550,000 for the year ended December 31, 2000, versus $3,935,000 for the year ended December 31, 1999. This represented $1.14 (basic) and $1.12 (diluted) earnings per share versus $0.96 (basic) and $0.93 (diluted) earnings per share for the twelve months of 1999, an increase of 19% and 20% respectively from 1999.

Cash earnings for 2000, consisting of net earnings of $4,550,000 and the after tax affect of goodwill of $126,000, were $4,676,000, or $1.17 (basic) and $1.15 (diluted) earnings per share, compared to $4,061,000 or $0.99 (basic) and $0.95 (diluted) earnings per share in 1999.

Returns on average equity and average assets for the year ended December 31, 2000, were 9.75% and 0.80% compared to 8.49% and 0.72% in 1999. Cash earnings for 2000 represented returns on average equity and average tangible assets of 10.82% and 0.82%, compared to 8.77% and 0.74% for 1999.

INTEREST INCOME

Interest income for 2000 increased by $5,266,000 million, an increase of 14% from 1999. The 2000 increase was primarily due to an increase of $25.5 million in average earning assets as compared to 1999. The overall yield on earning assets increased 59 basis points, from 7.42% in 1999 to 8.01% in 2000. Management anticipates an increase in loan prepayments as a result of the general decrease in interest rate levels, which will have an impact on the overall yield.

INTEREST EXPENSE

Interest expense for the same periods increased from $22.2 million in 1999 to $26.5 million in 2000. This $4.3 million increase resulted from an increase of $15.2 million in funding liabilities and a 74 basis point increase in cost of funds. Management anticipates its cost of funds to decrease in the first half of 2001, and slightly increase in the later half of 2001.

NET INTEREST INCOME

Net interest income increased by $959,000 or 5.9% in 2000 versus 1999, as a result of average earning assets being greater by $25.5 million than 1999. In 2000, average loans receivable were $477 million versus $419 million in 1999, an increase of 14%. Higher yielding multi-family loans continued to increase while commercial/municipal leases and mortgage loans outstanding decreased. Lower yielding investments, including securities and overnight deposits, averaged $72 million in 2000 versus $105 million in 1999, a decrease of 31%.

The Company's net interest rate spread and margin averaged 2.55% during 2000, a 15 basis point decrease from that of 1999. These were due to an increase in the cost of funds. The average net interest margin remained at 3.18% despite the increase in the cost of funds. This was the result of the increase in non-interest bearing deposits by $5.9 million or 38% in 2000.

The Company's net income is impacted by changing interest rates. Changes in interest rates impact the demand for new loans, the credit profile of existing loans, the rates received on loans and securities and rates paid on deposits and borrowings. The relationship between the rates received on loans and securities, and the rates paid on deposits and borrowings, known as interest rate spread, could be expected to initially increase during times of falling interest rates when the 91-day T-bill, from which our High Yield Money Market account reprices off of, declines faster than the prime rate. Conversely, the interest spread could decline during times of increasing interest rates.

The Federal Reserve's rate reduction caused a decrease in the Company's prime rate from 9.50% to 8.50% which will likely result in a decrease in the Company's interest received on loans and securities and rates paid on deposits and borrowings. With any further decline in interest rates, our ability to proportionately decrease the rates on deposit sources, particularly certificate of deposit accounts, may not be possible due to competitive pressures. This may result in the decrease of our interest rate spread. Although we believe our current level of interest sensitivity is reasonable, significant fluctuations in interest rates may have an adverse effect on our business, financial condition and results of operations.

PROVISION FOR POSSIBLE LOAN AND LEASE LOSSES

The amount of the provision for loan losses is based on quarterly evaluations of the loan portfolio, with particular attention directed toward non-performing and other potential problem loans. During these evaluations, consideration is also given to such factors as management's evaluation of specific loans, the level and composition of impaired and other non performing loans, historical loss experience, results of examinations by regulatory agencies, independent loan review, the market value of collateral, the estimate of discounted cash flows, the strength and availability of guaranties, concentrations of credits, and other factors.

The 2000 provision for loan losses totaled $1,010,000 compared with $1,132,000, in 1999. Though there has been an increase in non-performing loans, net losses decreased by $400,000 in 2000.

NON-INTEREST INCOME

Non-interest income declined $1,145,000, or 28% versus 1999. The decrease was primarily due to net Mortgage Center income declining $1,021,000 as volume dropped as a result of increases in mortgage interest rates. In addition, as a result of the decline in balance, the Mortgage Center was also closed in August of 2000. The Company recognized a loss of $69,000 due to the writeoff of building leasehold improvements at the McHenry Mortgage Center. In addition to the decline in Mortgage Center income, investment fees also declined by $54,000 and the Company recognized a loss of $96,000 on the sale of securities. These decreases were partially offset by an increase in various loan fees of $121,000. The Company finally recognized a $102,000 gain on sale of other real estate owned in the fourth quarter of 2000 versus $94,000 in 1999.

NON-INTEREST EXPENSE

Operating expenses decreased 9% or $1.1 million. Total compensation and benefits expense and commissions and incentives decreased $469,000. Compensation, commission and incentives for the Mortgage Center decreased $710,000 versus 1999. In 2000 the Company deferred $311,000 less in compensation expenses associated with loan origination, as required by FASB 91, than in the same period in 1999. Loan related expense also declined $327,000. This coincides with the lower loan growth of $38 million in 2000 compared to $60.9 million in 1999. General and administrative expenses declined $58,000 versus 1999. Efficiency ratio for 2000 was 60.05% compared to 65.08% in 1999. The Company's goal is to maintain an efficiency ratio in the 60% range.


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

INTEREST EXPENSE

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



                                                               Year Ended December 31,
                                                               -----------------------

                                               2000                             1999                          1998
                                               ----                             ----                          ----

                                                                  (Dollars in Thousands)

                                  Average    Interest               Average    Interest            Average    Interest
                                   Annual     Earned/     Yield/    Annual      Earned/   Yield/    Annual     Earned/    Yield/
                                  Balance      Paid       Rate      Balance      Paid      Rate     Balance      Paid      Rate
                                  --------    -------     -----     --------    -------    -----    --------    -------    -----
Interest-earning assets
    Commercial loans (A) (B)      $ 27,729    $ 2,276      8.21%    $ 12,445    $   853     6.85%   $  7,055    $   642     9.11%
    Multi-family loans (B)         141,246     11,348      8.03       89,329      7,034     7.87      27,059      2,120     7.73
    Commercial real estate
      loans (A)(B)                  72,012      5,947      8.26       67,067      5,627     8.39      62,174      5,182     8.22
    Construction loans (B)          44,545      4,883     10.96       42,722      3,860     9.03      23,463      2,208     9.28
    Commercial/municipal
      leases                        13,180        827      6.27       29,701      1,869     6.29      31,877      2,093     6.56
    Mortgage (A) (B)               126,604      9,505      7.51      132,217      9,554     7.23     193,552     14,335     7.41
    Consumer loans (A)              52,073      4,728      9.08       45,864      3,921     8.55      61,314      5,418     8.84
    Mortgage-backed securities      50,556      3,075      6.08       23,204      1,591     6.86      90,136      5,725     6.35
    Securities                      15,363      1,061      6.91       68,625      3,995     5.82      46,676      2,866     6.14
    Other investments                6,254        377      6.03       12,871        603     4.68      10,423        538     5.09
                                  --------    -------     -----     --------    -------    -----    --------    -------    -----
    Total interest-earning         549,562     44,027      8.01%     524,045     38,907     7.42%    553,729     41,127     7.43%
    assets

Non-interest earning assets         17,552         --        --       21,481         --       --      22,291         --       --
                                  --------    -------     -----     --------    -------    -----    --------    -------    -----

    TOTAL ASSETS                  $567,114         --        --     $545,526         --       --    $576,020         --       --
                                  ========    =======      ====     ========    =======     ====    ========    =======     ====

Interest-bearing liabilities
    NOW accounts                  $ 22,890        255      1.11%    $ 22,261        236     1.06%   $ 21,907        266     1.21%
    Savings accounts                46,806      1,172      2.50       51,740      1,291     2.50      55,525      1,389     2.50
    Money Market accounts          103,367      5,998      5.80       84,642      3,869     4.57      74,576      3,494     4.69
    Certificates                   234,259     14,265      6.09      186,063      9,923     5.33     187,810     10,446     5.56
    FHLB advances                   66,344      4,083      6.15      113,589      6,248     5.50     154,644      8,595     5.56
    Other borrowed money            12,384        759      6.13       12,605        658     5.22      10,358        549     5.30
                                  --------    -------     -----     --------    -------    -----    --------    -------    -----
    Total interest-bearing         486,050     26,532      5.46%     470,900     22,225     4.72%    504,820     24,739     4.90%
    liabilities

Other Liabilities                   34,390                            28,301                          23,682
                                  --------                          --------                        --------
    TOTAL LIABILITIES              520,440                           499,201                         528,502

Stockholders' equity                46,674                            46,325                          47,518
                                  --------                          --------                        --------

    TOTAL LIABILITIES AND
    STOCKHOLDERS' EQUITY          $567,114                          $545,526                        $576,020
                                  ========                          ========                        ========
Net interest income                           $17,495                           $16,682                         $16,388
                                              =======                           =======                         =======

Net interest spread                                        2.55%                            2.70%                           2.53%
                                                           ====                             ====                            ====

Net earning assets                $ 63,512                          $ 53,145                        $ 48,909
                                  ========                          ========                        ========

Net yield on average interest-
earning assets                                   3.18%                                      3.18%                           2.96%
                                              =======                                       ====                            ====

Average interest-earning
assets to
average interest-bearing
liabilities                                      1.13X                                      1.11X                           1.10X
                                              =======                                       ====                            ====


(A) Includes cash basis loans.
(B) Includes deferred fees/costs.

The following table sets forth the weighted average yields on the Company's interest-earning assets, the weighted average interest rates on interest-bearing liabilities, and the interest rate spread between the weighted average yields and rates at the dates indicated:


                                                                                        At December 31,
                                                                                2000         1999          1998
                                                                                ----         ----          ----
Weighted average yield on
    Commercial loans                                                             9.02%        7.70%        8.67%
    Commercial real estate loans                                                 8.57         8.23         8.01
    Multi-family loans                                                           8.42         8.16         7.76
    Construction loans                                                          10.28         9.20         8.75
    Commercial leases                                                            6.40         6.25         6.44
    Mortgage                                                                     7.64         7.26         7.33
    Consumer loans                                                               9.40         8.81         8.16
    Mortgage-backed securities                                                   6.84         6.97         6.44
    Securities                                                                   7.05         6.24         6.07
    Other investments                                                            5.90         5.34         5.09
Combined weighted average yield on interest-earning assets                       8.46         7.76         7.33

Weighted average rates paid on
    Savings accounts                                                             2.50         2.50         2.50
    NOW accounts                                                                 1.12         1.11         1.06
    Money market accounts                                                        5.85         5.20         4.33
    Certificates                                                                 6.40         5.77         5.39
    FHLB advances                                                                6.27         5.95         5.34
    Other borrowed money                                                         6.17         5.69         4.64
Combined weighted average rate paid on interest-bearing liabilities              5.66         5.16         4.66

Net interest rate spread                                                         2.80         2.60         2.67

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

                                                   2000 vs. 1999                                     1999 vs. 1998
                                            Increase (Decrease) Due To:                       Increase (Decrease) Due To:
                                     -----------------------------------------          ----------------------------------------
                                                                        Total                                           Total
                                                                      Increase                                         Increase
                                     Volume             Rate         (Decrease)          Volume          Rate         (Decrease)
                                     -------          -------          -------          -------          -----          -------
                                                                   (In Thousands)
Interest-earning assets
    Loans receivable                 $ 5,201          $ 1,594          $ 6,795          $   896          $(176)         $   720
    Mortgage-backed securities          (537)               8             (529)          (4,251)           117           (4,134)
    Securities and other
      investments                     (1,367)             221           (1,146)           1,478           (284)           1,194
                                     -------          -------          -------          -------          -----          -------
       Total interest-earning
         assets                        3,297            1,823            5,120           (1,877)          (343)          (2,220)
                                     -------          -------          -------          -------          -----          -------

Interest-bearing liabilities
    NOW accounts                          (7)             (12)             (19)              (4)            34               30
    Savings accounts                     120               --              120               98             --               98
    Money markets                       (856)          (1,273)          (2,129)            (472)            97             (375)
    Certificates                         600           (4,944)          (4,343)              74            449              523
    FHLB advances                      2,635             (470)           2,165            2,282             65            2,347
    Other borrowed money                  49             (149)            (100)            (125)            16             (109)
                                     -------          -------          -------          -------          -----          -------
    Total interest-bearing
      liabilities                      2,541           (6,849)          (4,307)           1,853            661            2,514
                                     -------          -------          -------          -------          -----          -------

    Net change in interest
      income                         $ 5,838          $(5,025)         $   813          $   (24)         $ 318          $   294
                                     =======          =======          =======          =======          =====          =======


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

The Company's cash flows are a result of three principal activities: operating activities, investing activities and financing activities. Net cash received in operating activities, primarily interest on loans and investments, less interest paid on deposits and borrowed funds, and the net change in mortgage loans held for sale, was $6.9 million for the year ended December 31, 2000. Net cash used in investing activities was $17.8 million for the year ended December 31, 2000. Securities sales generated $18.7 million while principal payments on mortgage-backed and related securities amounted to $2.9 million. Purchases of securities were $0.1 million, and loan originations, net of principal payments, were $38.9 million for the year. Net cash provided by financial activities amounted to $10.9 million for the year ended December 31, 2000, due to a $53.7 million increase in deposits offset by a $39.5 million decrease in borrowings.

The Company uses its liquidity to meet its ongoing commitments to fund maturing certificates of deposit and deposit withdrawals, repay borrowings, fund existing and continuing loan commitments, and pay operating expenses. At December 31, 2000, the Company had approved and accepted commitments to originate loans totaling $7.7 million, and its customers had approved but unused lines of credit totaling $113.7 million. Additionally, the Company had $10.4 million in letters of credit and credit enhancements outstanding. The Company considers its liquidity and capital resources to be adequate to meet its foreseeable short and long-term needs. The Company expects to be able to fund or refinance, on a timely basis, its material commitments and long-term liabilities.

CAPITAL RESOURCES

At December 31, 2000, the Bank had total risk based capital of $49.4 million. This was approximately $8.7 million above the 10% ratio required to be "well capitalized." Tier 1 risk based capital was $44.3 million. This was approximately $19.9 million or 4.9% above the required ratio of 6%. The Tier 1 capital leverage ratio was 7.9%. This was approximately $16.4 million or 2.9% above the required ratio of 5%.


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

Interest rate risk results when the maturity or repricing intervals and interest rate indices of the interest-earning assets, interest-bearing liabilities, and off-balance sheet financial instruments are different, creating a risk that changes in the level of market interest rates will result in disproportionate changes in the value of, and the net earnings generated from, the Company's interest-earning assets, interest-bearing liabilities, and off-balance sheet financial instruments. The Company's exposure to interest rate risk is managed primarily through the Company's strategy of selecting the types and terms of interest-earning assets and interest-bearing liabilities which generate favorable earnings, while limiting the potential negative effects of changes in market interest rates. Since the Company's primary source of interest-bearing liabilities is customer deposits, the Company's ability to manage the types and terms of such deposits may be somewhat limited by customer preferences in the market areas in which the Company operates. Purchased money deposits obtained from various sources, are used to augment borrowings when these rates are more favorable. Borrowings, which include FHLB Advances, short-term borrowings, and long-term borrowings, are generally structured with specific terms which in management's judgment, when aggregated with the terms for outstanding deposits and matched with interest-earning assets, mitigate the Company's exposure to interest rate risk. The rates, terms and interest rate indices of the Company's interest-earning assets result primarily from the Company's strategy of investing in loans and securities (a substantial portion of which have adjustable-rate terms) which permit the Company to limit its exposure to interest rate risk, together with credit risk, while at the same time achieving a positive interest rate spread from the difference between the income earned on interest-earning assets and the cost of interest-bearing liabilities.

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

Commercial real estate and multi-family borrowers may also prepay loans for various reasons, but prepayment penalties are assessed in accordance with terms of the loan agreement.

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

The following table presents the Company's current exposure to hypothetical changes in interest rates as of December 31,

                                        2000                                          1999
                                        ----                                          ----
Changes in             Percent Change in      Percent Change in        Percent Change        Percent Change in
Interest Rates         Net Interest           MV of Portfolio          in Net Interest       MV of Portfolio
(basis points)         Income                 Equity                   Income                Equity
--------------         ------                 ------                   ------                ------
       +200              -6%                     -9%                    -12%                   -17%
       +100              -3                      -5                      -6                     -9
          0               0                       0                       0                      0
       -100              +3                      +5                      +6                     +9
       -200              +6                     +10                     +13                    +21


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


-------------------------------------------------------------------------------

                         REPORT OF INDEPENDENT AUDITORS


Board of Directors and Stockholders
CoVest Bancshares, Inc.
Des Plaines, Illinois


We have audited the accompanying consolidated statements of financial condition of CoVest Bancshares, Inc. as of December 31, 2000 and 1999, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CoVest Bancshares, Inc. as of December 31, 2000 and 1999, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2000, in conformity with generally accepted accounting principles.


                                              Crowe, Chizek and Company LLP

Oak Brook, Illinois
January 26, 2001


--------------------------------------------------------------------------------

                             COVEST BANCSHARES, INC.
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                           DECEMBER 31, 2000 AND 1999
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

-------------------------------------------------------------------------------

                                                                                          2000          1999
                                                                                          ----          ----
ASSETS
Cash and cash equivalents
    Cash on hand and in banks                                                        $     10,501   $     9,027
    Interest-bearing deposits in other financial institutions                                  21         1,590
                                                                                      -----------   -----------
                                                                                           10,522        10,617
Securities
    Securities available-for-sale                                                          41,237        51,702
    Mortgage-backed and related securities available-for-sale                               9,081        18,759
    Federal Home Loan Bank stock and Federal Reserve Bank stock                             6,866         6,529
                                                                                      -----------   -----------
                                                                                           57,184        76,990
Loans and leases receivable, net
    Loans receivable                                                                      506,086       467,530
    Less allowance for possible loan and lease losses                                       5,655         4,833
                                                                                      -----------   -----------
                                                                                          500,431       462,697
Accrued interest receivable                                                                 4,014         3,437
Premises and equipment                                                                      9,976        10,669
Other assets                                                                                3,665         4,086
                                                                                      -----------   -----------

                                                                                      $   585,792   $   568,496
                                                                                      ===========   ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
    Deposits
       Non-interest-bearing                                                           $    27,197   $    19,691
       Interest-bearing checking                                                           23,656        21,930
       Money market accounts                                                              119,767        88,779
       Savings accounts                                                                    42,906        49,700
       Purchased money deposits                                                            66,371        44,173
       Certificates of deposit                                                            171,828       173,782
                                                                                      -----------   -----------
                                                                                          451,725       398,055

    Short-term borrowings                                                                  45,479        85,004
    Long-term borrowings from Federal Home Loan Bank                                       29,000        29,000
    Advances from borrowers for taxes and insurance                                         5,166         4,640
    Accrued expenses and other liabilities                                                  6,388         5,523
                                                                                      -----------   -----------
                                                                                          537,758       522,222
Stockholders' equity
    Preferred stock                                                                             -             -
    Common stock                                                                               44            44
    Additional paid-in capital                                                             17,501        17,919
    Retained earnings                                                                      36,783        33,514
    Treasury stock                                                                         (6,244)       (4,312)
    Unearned stock awards                                                                       -           (14)
    Accumulated other comprehensive loss                                                      (50)         (877)
                                                                                      -----------   -----------
                                                                                           48,034        46,274
                                                                                      -----------   -----------
                                                                                      $   585,792   $   568,496
                                                                                      ===========   ===========


--------------------------------------------------------------------------------
          See accompanying notes to consolidated financial statements.

                             COVEST BANCSHARES, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                  YEARS ENDED DECEMBER 31, 2000, 1999, AND 1998
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

-------------------------------------------------------------------------------

                                                                              2000         1999         1998
                                                                              ----         ----         ----
Interest income
    Loans and leases receivable                                            $   39,508   $   32,718   $   31,998
    Mortgage-backed and related securities                                      1,061        1,591        5,725
    Securities
       Taxable                                                                  2,368        2,977        1,724
       Exempt from federal income taxes                                           377          672          358
    Other interest and dividend income                                            513          603        1,138
                                                                           ----------   ----------   ----------
                                                                               43,827       38,561       40,943

Interest expense
    Deposits                                                                   21,690       15,319       15,595
    Advances from Federal Home Loan Bank                                        4,083        6,248        8,595
    Other borrowed funds                                                          759          658          549
                                                                           ----------   ----------   ----------
                                                                               26,532       22,225       24,739
                                                                           ----------   ----------   ----------


NET INTEREST INCOME                                                            17,295       16,336       16,204

Provision for possible loan and lease losses                                    1,010        1,132        1,567
                                                                           ----------   ----------   ----------


NET INTEREST INCOME AFTER PROVISION FOR POSSIBLE
  LOAN AND LEASE LOSSES                                                        16,285       15,204       14,637

Noninterest income
    Loan charges and servicing fees                                             1,036          998        1,544
    Mortgage center fees                                                          434        1,455        1,712
    Deposit related charges and fees                                            1,037        1,021          968
    Gain (loss) on sales of securities                                            (96)         (10)         225
    Gain on sales of credit card loans                                              -            -          672
    Other                                                                         481          573          458
                                                                           ----------   ----------   ----------
                                                                                2,892        4,037        5,579

Noninterest expense
    Compensation and benefits                                                   6,074        6,187        7,286
    Commissions and incentives                                                    592          948          699
    Occupancy and equipment                                                     2,028        2,082        2,047
    Federal deposit insurance premium                                              83          211          222
    Data processing                                                               872          960        1,047
    Advertising                                                                   583          561          384
    Other                                                                       1,890        2,310        2,560
                                                                           ----------   ----------   ----------
                                                                               12,122       13,259       14,245
                                                                           ----------   ----------   ----------


INCOME BEFORE INCOME TAXES                                                      7,055        5,982        5,971

Income tax provision                                                            2,505        2,047        2,100
                                                                           ----------   ----------   ----------


NET INCOME                                                                 $    4,550   $    3,935   $    3,871
                                                                           ==========   ==========   ==========

Earnings per common share
    Basic                                                                  $     1.14   $      .96   $      .92
                                                                           ==========   ==========   ==========

    Diluted                                                                $     1.12   $      .93   $      .87
                                                                           ==========   ==========   ==========


--------------------------------------------------------------------------------
          See accompanying notes to consolidated financial statements.

                            COVEST BANCSHARES, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                  YEARS ENDED DECEMBER 31, 2000, 1999, AND 1998
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

-------------------------------------------------------------------------------

                                                                                                         Accumulated
                                                                                                            Other         Total
                                                Additional                          Unearned                Compre-       Stock-
                                      Common     Paid-In    Retained    Treasury     Stock       ESOP       hensive      holders'
                                       Stock     Capital    Earnings      Stock      Awards      Loan     Income (Loss)   Equity
                                       -----     -------    --------      -----      ------      ----     -------------   ------
Balance at
  January 1, 1998                   $     44   $ 19,365    $ 28,410    $   --      $    (73)   $   (511)    $  1,059    $ 48,294

Cash dividend ($.32 per share)          --         --        (1,376)       --          --          --           --
                                                                                                                          (1,376)
Issuance of stock in connection
  with exercise of stock options        --         (914)       --         2,062        --          --           --         1,148
Purchase of stock                       --         --          --        (5,079)       --          --           --        (5,079)
Payment on ESOP loan                    --         --          --          --          --           350         --           350
Tax benefits related to
  employee stock plans                  --          516        --          --          --          --           --           516
Comprehensive income
   Net income                           --         --         3,871        --          --          --           --         3,871
   Net decrease in fair value of
     securities classified as
     available-for-sale,
     net of income taxes
     and reclassification
     adjustments                        --         --          --          --          --          --           (773)       (773)
                                                                                                                        --------
     Total comprehensive
       income                                                                                                              3,098
                                    --------   --------    --------    --------    --------    --------     --------    --------

Balance at
  December 31, 1998                       44     18,967      30,905      (3,017)        (73)       (161)         286      46,951

Cash dividend ($.32 per share)          --         --        (1,326)       --          --          --           --        (1,326)
Issuance of stock in connection
  with exercise of stock options        --       (1,335)       --         3,007        --          --           --         1,672
Purchase of stock                       --         --          --        (4,302)       --          --           --        (4,302)
Payment on ESOP loan                    --         --          --          --          --           161         --           161
Tax benefits related to
  employee stock plans                  --          287        --          --          --          --           --           287
Stock awards earned                     --         --          --          --            59        --           --            59
Comprehensive income
   Net income                           --         --         3,935        --          --          --           --         3,935
   Net decrease in fair value of
     securities classified as
     available-for-sale,
     net of income taxes
     and reclassification
     adjustments                        --         --          --          --          --          --         (1,163)     (1,163)
                                                                                                                        --------
     Total comprehensive
       income                                                                                                              2,772
                                    --------   --------    --------    --------    --------    --------     --------    --------

Balance at
  December 31, 1999                       44     17,919      33,514      (4,312)        (14)       --           (877)     46,274

-------------------------------------------------------------------------------
                                  (Continued)

                             COVEST BANCSHARES, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                  YEARS ENDED DECEMBER 31, 2000, 1999, AND 1998
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

-------------------------------------------------------------------------------

                                                                                                         Accumulated
                                                                                                            Other         Total
                                              Additional                          Unearned                  Compre-       Stock-
                                     Common     Paid-In    Retained    Treasury     Stock        ESOP       hensive       holders'
                                      Stock     Capital    Earnings      Stock      Awards       Loan     Income (Loss)   Equity
                                      -----     -------    --------      -----      ------       ----     -------------   ------
Balance at
  December 31, 1999                 $     44   $ 17,919    $ 33,514    $ (4,312)   $    (14)   $     --     $   (877)   $ 46,274

Cash dividend ($.32 per share)          --         --        (1,281)       --          --            --         --        (1,281)
Issuance of stock in connection
  with exercise of stock options        --         (581)       --         1,033        --            --         --           452
Purchase of stock                       --         --          --        (2,965)       --            --         --        (2,965)
Tax benefits related to
  employee stock plans                  --          163        --          --          --            --         --           163
Stock awards earned                     --         --          --          --            14          --         --            14
Comprehensive income
   Net income                           --         --         4,550        --          --            --         --         4,550
   Net increase in fair value of
     securities classified as
     available-for-sale,
     net of income taxes
     and reclassification
     adjustments                        --         --          --          --          --            --          827         827
                                                                                                                        --------
     Total comprehensive
       income                                                                                                              5,377
                                    --------   --------    --------    --------    --------    ----------   --------    --------

Balance at
  December 31, 2000                 $     44   $ 17,501    $ 36,783    $ (6,244)   $   --      $     --     $    (50)   $ 48,034
                                    ========   ========    ========    ========    ========    ==========   ========    ========

-------------------------------------------------------------------------------

          See accompanying notes to consolidated financial statements.

                             COVEST BANCSHARES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  YEARS ENDED DECEMBER 31, 2000, 1999, AND 1998
                                 (IN THOUSANDS)

-------------------------------------------------------------------------------

                                                                       2000           1999             1998
                                                                       ----           ----             ----

CASH FLOWS FROM OPERATING ACTIVITIES
     Net income                                                   $     4,550     $      3,935    $      3,871
     Adjustments to reconcile net income to net
       cash provided by operating activities
         Depreciation                                                     988            1,031             993
         Amortization of intangible assets                                205              205             206
         Deferred income taxes                                            360               18             557
         Net change in real estate loans originated for sale             (277)           4,188          (4,294)
         Deferred loan origination costs, net                            (153)            (669)             (6)
         Provision for possible loan and lease losses                   1,010            1,132           1,567
         Federal Home Loan Bank Stock Dividend                           (337)               -               -
         Net (gain) loss on sales of securities                            96               10            (225)
         Gain on sale of credit card loans                                  -                -            (672)
         Stock award earned                                                14               59               -
         Change in
              Other assets                                                119                1            (911)
              Accrued interest receivable                                (577)            (157)            207
              Accrued expenses and other liabilities                      865             (561)           (316)
                                                                  -----------     ------------    ------------
                  Net cash provided by operating
                    activities                                          6,863            9,192             977

CASH FLOWS FROM INVESTING ACTIVITIES
     Net loan principal originations                                  (38,936)         (65,019)        (32,892)
     Proceeds from sale of credit card loans                                -                -          11,477
     Purchase of securities available-for-sale                           (120)         (42,721)        (94,416)
     Proceeds from sales of securities available-
       for-sale                                                        18,625           29,549         119,434
     Proceeds from maturities of securities
       available-for-sale                                                   -           11,295          13,970
     Proceeds from repayment of securities
       available-for-sale                                               2,891            9,145          36,707
     (Purchase) sale of Federal Home Loan Bank
       stock and Federal Reserve Bank stock                                 -            1,850            (800)
     Purchase of office properties and equipment, net                    (295)            (328)         (1,598)
                                                                  -----------     ------------    ------------
         Net cash provided by (used in)
           investing activities                                       (17,835)         (56,229)         51,882

-------------------------------------------------------------------------------

                                  (Continued)

                             COVEST BANCSHARES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  YEARS ENDED DECEMBER 31, 2000, 1999, AND 1998
                                 (IN THOUSANDS)

-------------------------------------------------------------------------------

                                                                       2000            1999            1998
                                                                       ----            ----            ----
CASH FLOWS FROM FINANCING ACTIVITIES
     Net increase (decrease) in deposits                          $    53,670     $     33,520    $     (7,217)
     Net increase in mortgage escrow funds                                526            1,003             723
     Short-term borrowings, net                                       (39,525)          78,249         (70,201)
     Proceeds from long-term borrowings                                10,000            9,000          45,000
     Repayments of long-term borrowings                               (10,000)        (100,000)              -
     Proceeds from exercise of stock options,
       net of treasury shares issued                                      452            1,672           1,148
     Payment received on loan to ESOP                                       -              161             350
     Purchase of treasury stock                                        (2,965)          (4,302)         (5,079)
     Cash dividends paid                                               (1,281)          (1,326)         (1,376)
                                                                  -----------     ------------    ------------
         Net cash provided by (used in)
           financing activities                                        10,877           17,977         (36,652)
                                                                  -----------     ------------    ------------

Net increase (decrease) in cash and cash
  equivalents                                                             (95)         (29,060)         16,207


Cash and cash equivalents at beginning of year                         10,617           39,677          23,470
                                                                  -----------     ------------    ------------


CASH AND CASH EQUIVALENTS AT END OF YEAR                          $    10,522     $     10,617    $     39,677
                                                                  ===========     ============    ============

Supplemental disclosures of cash flow information
     Cash paid for
         Interest                                                 $    25,819     $     22,053    $     24,959
         Income taxes                                                   1,930            2,340           1,760

-------------------------------------------------------------------------------

          See accompanying notes to consolidated financial statements.

                            COVEST BANCSHARES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       December 31, 2000, 1999, and 1998
              (Table amounts in thousands, except per share data)

-------------------------------------------------------------------------------

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS: CoVest Bancshares, Inc. ("the Company") is a bank holding company organized under the laws of the state of Delaware. The Company provides a full line of financial services to corporate and individual customers in northern Illinois from its three locations. These services include demand, time, and savings deposits; lending; mortgage banking; and insurance products.

BASIS OF PRESENTATION: The accompanying consolidated financial statements include the accounts of the Company; CoVest Banc ("the Bank"); and the Bank's wholly owned subsidiary, CoVest Investments, Inc. All significant intercompany transactions and balances are eliminated in consolidation.

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

SECURITIES: Securities are classified as available-for-sale since the Company may decide to sell those securities in response to changes in market interest rates, liquidity needs, changes in yields or alternative investments, and for other reasons. These securities are carried at fair value with unrealized gains and losses, net of income taxes, reported in other comprehensive income. Federal Home Loan Bank and Federal Reserve Bank stock are carried at cost. Realized gains and losses on disposition are based on the net proceeds and the adjusted carrying amounts of the securities sold, using the specific identification method. Interest income, adjusted for amortization of premium and accretion of discount, is included in earnings.

LOANS AND LOAN INCOME: Loans are reported net of the allowance for possible loan and lease losses and unamortized capitalized loan origination costs. Interest on loans is included in interest income over the term of the loan based upon the principal balance outstanding. Loan fees and direct loan origination costs are deferred and amortized over the term of the loan as a yield adjustment.

The Company originates fixed-rate and variable-rate residential mortgage loans for sale into the secondary market. Servicing rights are not retained on most loans originated and sold by the Company. The loans held for sale are carried at the lower of aggregate cost or market value. The servicing release premiums, application fees, and documentation preparation fees are classified as mortgage center fees in the "consolidated statements of income." When a loan is sold or securitized and servicing retained, a separate asset is recognized for the mortgage servicing rights. This asset is amortized over the life of the underlying loans.

-------------------------------------------------------------------------------

                                  (Continued)

                            COVEST BANCSHARES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       December 31, 2000, 1999, and 1998
              (Table amounts in thousands, except per share data)

-------------------------------------------------------------------------------

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

ALLOWANCE FOR POSSIBLE LOAN AND LEASE LOSSES: The allowance for possible loan and lease losses is a valuation allowance for probably incurred credit losses, increased by the provision for possible loan and lease losses and decreased by charge-offs less recoveries. Management estimates the allowance balance required using past loan loss experience, the nature and volume of the portfolio, information about specific borrower situations and estimated collateral values, economic conditions, and other factors. Allocations of the allowance may be made for specific loans, but the entire allowance is available for any loan that, in management's judgment, should be charged-off. Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed.

A loan is impaired when full payment under the loan terms is not expected. Impairment is evaluated in total for smaller-balance loans of similar nature such as residential mortgage, consumer, and credit card loans and on an individual loan basis for other loans. If a loan is impaired, a portion of the allowance is allocated so that the loan is reported, net, at the present value of estimated future cash flows using the loan's existing rate or at the fair value of collateral if repayment is expected solely from the collateral.

PREMISES AND EQUIPMENT: Bank premises and equipment are stated at cost, less accumulated depreciation and amortization. Provisions for depreciation and amortization, included in operating expenses, are computed on the straight-line method over the estimated useful lives of the assets. The cost of maintenance and repairs is charged to income as incurred while significant repairs are capitalized.

INTANGIBLE ASSETS: Goodwill and core deposit intangibles of $3,040,000 are being amortized over 10 to 15 years, using the straight-line method. The unamortized premium balances of $1,544,000 and $1,749,000 are included in other assets in the December 31, 2000 and 1999 consolidated statements of financial condition.

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

DIVIDEND RESTRICTION: Banking regulations require the maintenance of certain capital levels and may limit the amount of dividends that may be paid by the Bank to the Company or by the Company to stockholders.

-------------------------------------------------------------------------------

                                  (Continued)

                            COVEST BANCSHARES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       December 31, 2000, 1999, and 1998
              (Table amounts in thousands, except per share data)

-------------------------------------------------------------------------------

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

STATEMENT OF CASH FLOWS: For the purpose of this statement, cash and cash equivalents is defined to include cash on hand, demand balances, and interest-bearing deposits with financial institutions with original maturities of three months or less. The Company reports net cash flows for customer loan and deposit transactions, mortgage escrow funds, and short-term borrowings.

NEW ACCOUNTING PRONOUNCEMENTS: Beginning January 1, 2001, a new accounting standard will require all derivatives to be recorded at fair value. Unless designated as hedges, changes in fair value will be recorded in the consolidated statements of income. Fair value changes involving hedges will generally be recorded by offsetting gains and losses on the hedge and on the hedged item, even if the fair value of the hedge item is not otherwise recorded. Adoption of this standard on January 1, 2001 did not have a material effect.

LOSS CONTINGENCIES: Loss contingencies, including claims and legal actions arising in the ordinary course of business, are recorded as liabilities when the likelihood of loss is probable and an amount or range of loss can be reasonably estimated. Management does not believe there now are such matters that will have a material effect on the financial statements.

EQUITY: Common stock has a $.01 par, and 7,500,000 shares are authorized. There were 4,403,803 common shares issued at December 31, 2000 and 1999, including 494,162 and 299,796 shares held in Treasury, respectively. Treasury stock is carried at cost. Preferred stock has a $.01 par, and 100,000 shares are authorized. There were no preferred shares issued at December 31, 2000 and 1999.

RECLASSIFICATIONS: Certain items in the financial statements as of and for the years ended December 31, 1999 and 1998 have been reclassified, with no effect on net income, to conform with the current year presentation.


NOTE 2 - EARNINGS PER SHARE

                                                                     ----------Year Ended December 31,--------
                                                                               -----------------------
                                                                        2000            1999            1998
                                                                        ----            ----            ----
     Earnings per share
         Net income                                                  $     4,550    $     3,935    $     3,871
                                                                     ===========    ===========    ===========
         Weighted average common shares
           outstanding                                                     4,008          4,119          4,192
                                                                     ===========    ===========    ===========

              Basic earnings per share                               $      1.14    $       .96    $       .92
                                                                     ===========    ===========    ===========

-------------------------------------------------------------------------------

                                  (Continued)

                            COVEST BANCSHARES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       December 31, 2000, 1999, and 1998
              (Table amounts in thousands, except per share data)

-------------------------------------------------------------------------------

NOTE 2 - EARNINGS PER SHARE (Continued)


     Earnings per share assuming dilution
         Net income                                                  $     4,550    $     3,935    $     3,871
                                                                     ===========    ===========    ===========
         Weighted average common shares
           outstanding                                                     4,008          4,119          4,192
         Add dilutive effect of assumed exercises of
           stock options and Bank incentive plan                              56            129            277
                                                                     -----------    -----------    -----------


         Weighted average common and dilutive
           potential common shares outstanding                             4,064          4,248          4,469
                                                                     ===========    ===========    ===========

              Diluted earnings per share                             $      1.12    $       .93    $       .87
                                                                     ===========    ===========    ===========

At December 31, 2000, options to purchase 624,404 shares of common stock at an average price of $13.78 were outstanding but were not included in the calculation of diluted earnings per share because the option exercise price was greater than the average market price of the common stock and was, therefore, anti-dilutive.


NOTE 3 - SECURITIES

The amortized cost and fair value of securities available-for-sale are as follows:

                                                          -------------------December 31, 2000-----------------
                                                                             -----------------
                                                                            Gross           Gross
                                                            Amortized    Unrealized      Unrealized      Fair
                                                              Cost          Gains          Losses        Value
                                                              ----          -----          ------        -----
Securities
    U.S. government agencies                              $    30,805   $        17   $      (363)  $    30,459
    Marketable equity securities                                1,159           495          (178)        1,476
    States and political subdivisions                           9,441             -          (139)        9,302
                                                          -----------   -----------   -----------   -----------
                                                               41,405           512          (680)       41,237

Mortgage-backed securities
    Federal Home Loan Mortgage Corporation                      6,675            92             -         6,767
    Federal National Mortgage Association                       2,320             -            (6)        2,314
                                                          -----------   -----------   -----------   -----------
                                                                8,995            92            (6)        9,081
Federal Home Loan Bank stock                                    6,397             -             -         6,397
Federal Reserve Bank stock                                        469             -             -           469
                                                          -----------   -----------   -----------   -----------

                                                          $    57,266   $       604   $      (686)  $    57,184
                                                          ===========   ===========   ===========   ===========

-------------------------------------------------------------------------------

                                  (Continued)

                            COVEST BANCSHARES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       December 31, 2000, 1999, and 1998
              (Table amounts in thousands, except per share data)

-------------------------------------------------------------------------------

NOTE 3 - SECURITIES (Continued)

                                                          -------------------December 31, 1999-----------------
                                                                             -----------------
                                                                            Gross           Gross
                                                            Amortized    Unrealized      Unrealized      Fair
                                                              Cost          Gains          Losses        Value
                                                              ----          -----          ------        -----
Securities
    U.S. government agencies                              $    35,807   $         -   $    (1,227)  $    34,580
    Marketable equity securities                                1,039           457          (225)        1,271
    States and political subdivisions                          16,217             -          (366)       15,851
                                                          -----------   -----------   -----------   -----------
                                                               53,063           457        (1,818)       51,702

Mortgage-backed securities
    Federal Home Loan Mortgage Corporation                     15,418            53           (96)       15,375
    Federal National Mortgage Association                       3,411             -           (27)        3,384
                                                          -----------   -----------   -----------   -----------
                                                               18,829            53          (123)       18,759
Federal Home Loan Bank stock                                    6,060             -             -         6,060
Federal Reserve Bank stock                                        469             -             -           469
                                                          -----------   -----------   -----------   -----------

                                                          $    78,421   $       510   $    (1,941)  $    76,990
                                                          ===========   ===========   ===========   ===========

Proceeds from sales of securities available-for-sale in 2000, 1999, and 1998 and gross realized gains and losses are as follows:

                                                                        2000           1999             1998
                                                                        ----           ----             ----
     Proceeds from sales                                           $    18,625     $     29,549    $   119,434
     Gross realized gains                                                    8               12            882
     Gross realized losses                                                (104)             (22)          (657)

At December 31, 2000 and 1999, securities with an approximate carrying value of $40,548,000 and $57,321,000 were pledged to secure deposits, Federal Home Loan Bank advances, and other borrowings.

--------------------------------------------------------------------------------

                                  (Continued)

                            COVEST BANCSHARES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       December 31, 2000, 1999, and 1998
              (Table amounts in thousands, except per share data)

-------------------------------------------------------------------------------

NOTE 3 - SECURITIES (Continued)

The amortized cost and fair value of securities available-for-sale at December 31, 2000, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to prepay with or without prepayment penalties.


                                                                                    Amortized           Fair
                                                                                      Cost              Value
                                                                                      ----              -----
Securities available-for-sale
     Due after one year through five years                                        $     33,060    $     32,718
     Due after five years through ten years                                              5,919           5,796
     Due after ten years                                                                 1,267           1,247
     Mortgage-backed securities                                                          8,995           9,081
     Federal Home Loan Bank stock                                                        6,397           6,397
     Federal Reserve Bank stock                                                            469             469
     Marketable equity securities                                                        1,159           1,476
                                                                                  ------------    ------------

                                                                                  $     57,266    $     57,184
                                                                                  ============    ============


NOTE 4 - LOANS RECEIVABLE

Loans receivable at December 31 are summarized as follows:

                                                                                     2000             1999
                                                                                     ----             ----
     Commercial loans and leases
         Commercial loans                                                         $     36,397    $     17,207
         Construction                                                                   48,324          46,177
         Commercial real estate                                                         79,298          73,596
         Multi-family loans                                                            162,102         126,109
         Commercial leases                                                               5,928          22,029
                                                                                  ------------    ------------
                                                                                       332,049         285,118
     Net deferred loan origination costs                                                 1,217             907
                                                                                  ------------    ------------
         Total commercial loans and leases                                             333,266         286,025
                                                                                  ------------    ------------
     Mortgage loans
         Secured by one-to-four-family residences                                      120,693         130,129
         Loans held for sale                                                               383             106
                                                                                  ------------    ------------
                                                                                       121,076         130,235
     Net deferred loan origination (fees) costs                                           (126)             31
                                                                                  ------------    ------------
         Total mortgage loans                                                          120,950         130,266
                                                                                  ------------    ------------

     Consumer loans
         Automobile                                                                     15,550          21,387
         Home equity and improvement                                                    33,567          27,786
         Other                                                                           2,753           2,066
                                                                                  ------------    ------------
                                                                                        51,870          51,239
                                                                                  ------------    ------------

                                                                                  $    506,086    $    467,530
                                                                                  ============    ============

-------------------------------------------------------------------------------

                                  (Continued)

                            COVEST BANCSHARES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       December 31, 2000, 1999, and 1998
              (Table amounts in thousands, except per share data)

-------------------------------------------------------------------------------

NOTE 4 - LOANS RECEIVABLE (Continued)

Loans serviced for the Federal Home Loan Mortgage Corporation (FHLMC) approximated $73,326,000, $88,372,000, and $118,800,000 at December 31, 2000,
1999, and 1998.

The Bank had lending transactions with directors and executive officers of the Company and the Bank and their associates, which totaled approximately $295,000 and $272,000 at December 31, 2000 and 1999.

At December 31, 2000, the Bank had $1,843,000 of impaired loans. All impaired loans had a portion of the allowance for loan losses allocated to them at year end, which totaled $450,000. The average balance of impaired loans during the year was $798,000. Interest income recognized on impaired loans was not material in 2000. The Bank had no impaired loans during and for the years ended December 31, 1999 and 1998.


Activity in the allowance for possible loan and lease losses is summarized as follows for the years ended December 31:

                                                                         2000           1999            1998
                                                                         ----           ----            ----
     Balance at beginning of year                                    $     4,833    $     4,312    $     3,977
     Provision                                                             1,010          1,132          1,567

     Recoveries                                                               50             90            161
     Loans charged-off                                                      (238)          (701)        (1,393)
                                                                     -----------    -----------    -----------
         Net charge-offs                                                    (188)          (611)        (1,232)
                                                                     -----------    -----------    -----------


     Balance at end of year                                          $     5,655    $     4,833    $     4,312
                                                                     ===========    ===========    ===========


NOTE 5 - PREMISES AND EQUIPMENT

Premises and equipment at December 31 are summarized as follows:

                                                                                        2000           1999
                                                                                        ----           ----
     Cost
         Land                                                                       $     1,656    $     1,656
         Buildings                                                                        9,968         10,029
         Furniture, fixtures, and equipment                                               4,812          5,039
                                                                                    -----------    -----------
                                                                                         16,436         16,724

     Less accumulated depreciation and amortization                                       6,460          6,055
                                                                                    -----------    -----------


                                                                                    $     9,976    $    10,669
                                                                                    ===========    ===========

-------------------------------------------------------------------------------

                                  (Continued)

                            COVEST BANCSHARES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       December 31, 2000, 1999, and 1998
              (Table amounts in thousands, except per share data)

-------------------------------------------------------------------------------

NOTE 6 - DEPOSITS

Certificates of deposit accounts of $100,000 and over totaled $94,174,000 and $62,985,000 at December 31, 2000 and 1999. At December 31, 2000, stated
maturities of all certificates of deposit were:


                           2001                                            $     190,394
                           2002                                                   30,151
                           2003                                                   13,195
                           2004                                                    1,072
                           2005 and thereafter                                     3,387
                                                                            ------------

                                                                           $     238,199


NOTE 7 - BORROWINGS

Borrowings at December 31 are summarized as follows:

                                           ------------2 0 0 0------------      ------------1 9 9 9-----------
                                                       -------                              -------
                                            Weighted                             Weighted
                                             Average                              Average
                                              Rate             Amount              Rate                Amount
                                              ----             ------              ----                ------
Short-term borrowings
     Advances from the Federal Home
       Loan Bank due in less than
       one year                                6.44%        $     34,520           6.05%           $    75,000
     Securities sold under
       repurchase agreements                   5.88                9,549           5.43                  4,504
     Other borrowings                          5.00                1,410           4.52                  5,500
                                                            ------------                           -----------

                                                            $     45,479                           $    85,004
                                                            ============                           ===========

Long-term borrowings
     Advances from Federal Home
       Loan Bank due
         2002                                  6.73%        $     12,000           6.22%           $     9,000
         2003                                  6.55                7,000              -                      -
         2008                                  4.95               10,000           4.98                 20,000
                                                            ------------                           -----------

                                                            $     29,000                           $    29,000
                                                            ============                           ===========

-------------------------------------------------------------------------------

                                  (Continued)

                            COVEST BANCSHARES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       December 31, 2000, 1999, and 1998
              (Table amounts in thousands, except per share data)

-------------------------------------------------------------------------------

NOTE 7 - BORROWINGS (Continued)

The Bank maintains a collateral pledge agreement covering secured advances whereby the Bank has specifically pledged $115,927,000 of first mortgages on improved residential property, free of all other pledges, liens, and encumbrances (not more than 90 days delinquent). Various securities are also pledged as collateral.

As of December 31, 2000 and 1999, advances having a call option by the Federal Home Loan Bank were $10 million and $20 million. The advance due in 2008 is callable quarterly beginning on April 15, 2001.

Securities sold under repurchase agreements either carry a fixed rate for the term of the agreement and generally mature within 90 to 180 days from the transaction date or reprice weekly. Physical control is maintained over the collateral pledged in the agreements.

Other borrowings consisted of a Treasury tax and loan option that allows the Company to accept U.S. Treasury deposits of excess funds along with deposits of customer taxes. This borrowing has an interest rate that adjusts weekly. Various securities are pledged as collateral.


NOTE 8 - INCOME TAXES

The income tax provision for the years ended December 31 is summarized as follows:

                                                                         2000          1999            1998
                                                                         ----          ----            ----
     Current
         Federal                                                     $     2,444    $     1,765    $     2,268
         State                                                               421            300            389
     Deferred                                                               (360)           (18)          (557)
                                                                     -----------    -----------    -----------

                                                                     $     2,505    $     2,047    $     2,100
                                                                     ===========    ===========    ===========

Total income tax expense differed from the amounts computed by applying the U.S. federal income tax rate of 34% to income before income taxes as a result of the following:

                                                                         2000           1999           1998
                                                                         ----           ----           ----
     Expected income tax expense at federal
       tax rate                                                      $     2,406    $     2,034    $     2,030
     State income tax, net of federal tax benefit                            236            162            198
     Tax exempt interest income on securities
       and loans                                                             (95)          (176)           (96)
     Increase in cash surrender value of director
       life insurance                                                        (25)           (25)            (1)
     Other                                                                   (17)            52            (31)
                                                                     -----------    -----------    -----------


                                                                     $     2,505    $     2,047    $     2,100
                                                                     ===========    ===========    ===========

-------------------------------------------------------------------------------

                                  (Continued)

                            COVEST BANCSHARES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       December 31, 2000, 1999, and 1998
              (Table amounts in thousands, except per share data)

-------------------------------------------------------------------------------

NOTE 8 - INCOME TAXES (Continued)

The net deferred tax assets and liabilities, included in other assets in the accompanying consolidated statements of financial condition, consisted of the following at December 31:

                                                                                        2000          1999
                                                                                        ----          ----
     Gross deferred tax assets
         Bad debt deduction                                                         $     1,589    $     1,069
         Deferred compensation and employee benefits                                        859            829
         Unrealized loss on securities available-for-sale                                    32            554
         Other                                                                               95             68
                                                                                    -----------    -----------
                                                                                          2,575          2,520

     Gross deferred tax liabilities
         Depreciation                                                                      (540)          (532)
         FHLB stock dividends                                                              (353)          (176)
         Deferred loan fees                                                                (832)          (791)
         Mortgage servicing rights                                                          (48)           (57)
                                                                                    -----------    -----------
                                                                                         (1,773)        (1,556)
                                                                                    -----------    -----------

     Net deferred tax asset                                                         $       802    $       964
                                                                                    ===========    ===========


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

-------------------------------------------------------------------------------

                                  (Continued)

                            COVEST BANCSHARES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       December 31, 2000, 1999, and 1998
              (Table amounts in thousands, except per share data)

-------------------------------------------------------------------------------

NOTE 9 - COMMITMENTS, CONTINGENT LIABILITIES, AND CONCENTRATIONS
  (Continued)

At December 31, 2000 and 1999, these financial instruments are summarized as follows:

                                                                                    ----------Amount----------
                                                                                              ------
                                                                                        2000            1999
                                                                                        ----            ----
     Off-balance-sheet financial instruments whose contract
       amounts represent credit risk
         Commitments to extend credit - variable rate                               $     7,748    $     2,967
         Letters of credit                                                                3,836          3,303
         Unused lines of credit                                                         113,745         85,466
         Credit enhancements                                                              6,563          6,753

The fixed-rate commitments have rates ranging from 7.00% to 9.25% at December 31, 2000. Since certain commitments to make loans and fund lines of credit and loans in process expire without being used, the above amounts do not necessarily represent future cash commitments. No losses are anticipated as a result of these transactions.

The Company's principal loan customers are located in northern Illinois and most loans are secured by specific collateral including residential and commercial real estate.

The Company entered into a credit enhancement agreement with a local municipality to guarantee the repayment of an amount not exceeding $7.2 million of municipal revenue bonds, which are secured by a first mortgage on real estate. In the event of default on the bonds, the Company's maximum liability is the amount of the credit guaranty.


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

-------------------------------------------------------------------------------

                                  (Continued)

                            COVEST BANCSHARES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       December 31, 2000, 1999, and 1998
              (Table amounts in thousands, except per share data)

-------------------------------------------------------------------------------

NOTE 10 - CAPITAL REQUIREMENTS (Continued)

At December 31, 2000 and 1999, the Bank's and Company's regulators categorized the Bank and Company as well capitalized. There are no conditions or events since that notification that management believes have changed the institution's category. Actual capital levels (in millions) and minimum required levels were:

                                                                                                 To Be Well
                                                                                              Capitalized Under
                                                                     For Capital              Prompt Corrective
                                           Actual                 Adequacy Purpose            Action Provisions
                                           ------                 ----------------            -----------------
2000                                  Amount      Ratio         Amount        Ratio         Amount          Ratio
----                                  ------      -----         ------        -----         ------          -----
   Total capital
     (to risk-weighted assets)
     Company                        $   51.6       12.7%       $   32.6          8.0%      $    40.8         10.0%
     Bank                               49.4       12.1            32.5          8.0            40.7         10.0
   Tier 1 capital
     (to risk-weighted assets)
     Company                            46.5       11.4            16.3          4.0            24.5          6.0
     Bank                               44.3       10.9            16.3          4.0            24.4          6.0
   Tier 1 capital
     (to average assets)
     Company                            46.5        8.0            23.4          4.0            29.2          5.0
     Bank                               44.3        7.9            22.3          4.0            27.9          5.0

1999
   Total capital
     (to risk-weighted assets)
     Company                        $   52.0       13.3%       $   31.3          8.0%      $    39.1         10.0%
     Bank                               49.9       12.8            31.2          8.0            39.0         10.0
   Tier 1 capital
     (to risk-weighted assets)
     Company                            47.2       12.1            15.6          4.0            23.4          6.0
     Bank                               45.1       11.6            15.6          4.0            23.3          6.0
   Tier 1 capital
     (to average assets)
     Company                            47.2        8.6            21.8          4.0            27.3          5.0
     Bank                               45.1        8.3            21.7          4.0            27.2          5.0

The Office of the Comptroller of Currency regulations limit capital distributions by national banks. Generally, capital distributions are limited to the current year-to-date undistributed net income and the prior two years' undistributed net income, as long as the institution remains well capitalized after the proposed distribution. At January 1, 2001, approximately $970,000 is available to pay dividends from the Bank to the Company.

-------------------------------------------------------------------------------

                                  (Continued)

                            COVEST BANCSHARES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       December 31, 2000, 1999, and 1998
              (Table amounts in thousands, except per share data)

-------------------------------------------------------------------------------

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

The estimated fair value for cash and cash equivalents; interest-bearing deposits with financial institutions; Federal Home Loan Bank and Federal Reserve Bank stock; accrued interest receivable; NOW, money market, and savings deposits; short-term borrowings; and accrued interest payable are considered to approximate their carrying values. The estimated fair value for securities available-for-sale is based on quoted market values for the individual securities or for equivalent securities. The estimated fair value for loans is based on estimates of the rate the Company would charge for similar loans at December 31, 2000 and 1999, applied for the time period until estimated repayment. The estimated fair value of certificates of deposit is based on estimates of the rate the Company would pay on such deposits at December 31, 2000 and 1999, applied for the time period until maturity. The estimated fair value of Federal Home Loan Bank advances and other borrowings is based on the estimate of the rate the Company would pay for such borrowings at December 31, 2000 and 1999 for a time period until maturity. Loan commitments are not included in the table below as their estimated fair value is immaterial.

                                                      At December 31, 2000             At December 31, 1999
                                                      --------------------             --------------------
                                                                    Estimated                         Estimated
                                                     Carrying         Fair            Carrying          Fair
                                                       Value          Value             Value           Value
                                                       -----          -----             -----           -----
Financial instrument assets
     Cash on hand and in banks                    $     10,501    $     10,501    $      9,027    $      9,027
     Interest-bearing deposits in other
       financial institutions                               21              21           1,590           1,590
     Securities available-for-sale                      57,184          57,184          76,990          76,990
     Loans receivable, net                             500,431         499,820         462,697         460,033
     Accrued interest receivable                         4,014           4,014           3,437           3,437

Financial instrument liabilities
     NOW, money market, and
       passbook savings                                213,526         213,526         180,100         180,100
     Certificates of deposits                          238,199         238,610         217,955         218,068
     Short-term borrowings                              45,479          45,479          85,004          85,004
     Long-term borrowings from
       Federal Home Loan Bank                           29,000          28,136          29,000          25,516
     Advances from borrowers for
       taxes and insurance                               5,166           5,166           4,640           4,640
     Accrued interest payable                            1,622           1,622             909             909

-------------------------------------------------------------------------------

                                  (Continued)

                             COVEST BANCSHARES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2000, 1999, AND 1998
               (TABLE AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)


NOTE 11 - FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

Other assets and liabilities of the Company that are not defined as financial instruments, such as property and equipment, are not included in the above disclosures. Also not included are nonfinancial instruments typically not recognized in financial statements such as loan servicing rights, customer goodwill, and similar items.

While the above estimates are based on management's judgment of the most appropriate factors, there is no assurance that were the Company to have disposed of these items on December 31, 2000 and 1999, the fair values would have been achieved, because the market value may differ depending on the circumstances. The estimated fair values at December 31, 2000 and 1999 should not necessarily be considered to apply at subsequent dates.


NOTE 12 - EMPLOYEE BENEFIT PLANS

Defined Contribution Plan
The Company has a defined contribution plan covering all of its eligible employees. Employees are eligible to participate in the plan after attainment of age 21. Eligible employees enter the plan the beginning of the month following employment. The Company matches an amount equal to the employee's contribution, up to a maximum of 2.5% of annual compensation. The expense recorded in 2000, 1999, and 1998 was $96,000, $87,000, and $85,000.

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

During 2000, options for 67,628 shares were granted at exercise prices of $10.44 to $13.29 per share and are fully vested after varying lengths of time (immediate to 4 years). During 1999, options for 302,750 shares were granted at exercise prices of $12.06 to $14.13 per share and are fully vested after varying lengths of time (immediate to 6 years). During 1998, options for 99,000 shares were granted at $12.72 to $18.30 per share and are fully vested after six years.

Statement of Financial Accounting Standards No. 123 requires pro forma disclosures for companies that do not adopt its fair value accounting method for stock-based employee compensation. Accordingly, the following pro forma information presents net income and earnings per share had the fair-value method been used to measure compensation cost for stock option plans. Compensation cost actually recognized for stock options was $0 for 2000, 1999, and 1998.

                                  (Continued)

                            COVEST BANCSHARES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       December 31, 2000, 1999, and 1998
              (Table amounts in thousands, except per share data)



NOTE 12 - EMPLOYEE BENEFIT PLANS (Continued)

Stock Option Plan (Continued)


                                                                            2000          1999           1998
                                                                       --------------  -------------- --------------

     Net income as reported                                          $   4,550      $     3,935    $     3,871
     Pro forma net income                                                4,155            3,672          3,620

     Basic earnings per share as reported                            $    1.14      $       .96    $       .92
     Pro forma basic earnings per share                                   1.04              .89            .86

     Diluted earnings per share as reported                          $    1.12      $       .93    $       .87
     Pro forma diluted earnings per share                                 1.02              .88            .81

The activity in the stock option plans for 2000, 1999, and 1998 is summarized as follows:

                                                                                                     Weighted
                                                                                     Number           Average
                                                                                       of            Exercise
                                                                                     Options           Price
                                                                                  --------------    --------------

     Outstanding at January 1, 1998                                                  1,264,118     $     9.91

     Granted                                                                            99,000          16.25
     Exercised                                                                        (158,017)         (6.42)
     Forfeited                                                                        (192,931)         (9.82)
                                                                                  --------------    --------------
     Outstanding at December 31, 1998                                                1,012,170          11.09

     Granted                                                                           302,750          13.50
     Exercised                                                                        (128,750)         (9.68)
     Forfeited                                                                        (207,000)         (9.82)

                                                                                  --------------    --------------

     Outstanding at December 31, 1999                                                  979,170          11.78

     Granted                                                                            67,628          11.87
     Exercised                                                                         (74,517)         (6.07)
     Forfeited                                                                        (127,707)        (12.73)
                                                                                  --------------    --------------

     Outstanding at December 31, 2000                                                  844,574     $    12.15
                                                                                  ==============   ==============

                                  (Continued)

                            COVEST BANCSHARES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       December 31, 2000, 1999, and 1998
              (Table amounts in thousands, except per share data)



NOTE 12 - EMPLOYEE BENEFIT PLANS (Continued)

Stock Option Plan (Continued) Options exercisable at year end are as follows:

                                                                                                     Weighted
                                                                                       Number         Average
                                                                                         of           Exercise
                                                                                       Options         Price
                                                                                  --------------    --------------

     December 31, 1998                                                                 268,170       $   7.79
     December 31, 1999                                                                 418,670           9.59
     December 31, 2000                                                                 440,638          11.10

For options granted during the year, the weighted average fair values at grant date are as follows:

                                                                                       Weighted
                                                                                        Average
                                                                        Number of      Exercise         Fair
                                                                         Options         Price          Value
                                                                     --------------  --------------  --------------
     1998                                                                 99,000     $  16.25        $   2.76
     1999                                                                302,750        13.50            2.80
     2000                                                                 67,628        11.87            3.19

The fair value of options granted during 2000, 1999, and 1998 is estimated using the following weighted average information:


                                                                           2000            1999          1998
                                                                      --------------  --------------  --------------
     Risk free interest rate                                               6.3%            5.5%          4.5%
     Expected life                                                        5 years         5 years       5 years
     Expected volatility of stock price                                     27%             18%           17%
     Expected dividend                                                     2.9%            2.3%          2.5%

At year-end 2000, options outstanding were as follows:

                                                         Outstanding                         Exercisable
                                                        --------------                     --------------
                                                               Weighted Average                       Weighted
               Range of                                            Remaining                           Average
               Exercise                                           Contractual                         Exercise
                Prices                            Number             Life             Number            Price
            --------------                    --------------     --------------   --------------   --------------

         $   4.44  -   6.66                         65,920         18 months            65,920      $    4.44
             6.67  -  10.00                        149,250           5 years           103,250           8.81
            10.01  -  15.00                        503,404           8 years           217,468          12.78
            15.01  -  18.50                        126,000           7 years            54,000          16.86
                                              --------------      --------------   --------------  --------------

         Outstanding at year end                   844,574           7 years           440,638      $   11.10
                                              ==============      =============     =============  ==============

                                  (Continued)

                            COVEST BANCSHARES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       December 31, 2000, 1999, and 1998
              (Table amounts in thousands, except per share data)



NOTE 12 - EMPLOYEE BENEFIT PLANS (Continued)

Bank Incentive Plan
The Bank has established a Bank Incentive Plan ("BIP") in order to provide persons in key management positions with an ownership interest in the Company. All of the BIP shares have been awarded to key personnel. The stock granted under the BIP is restricted as to certain rights at the date of issue. These restrictions are removed over a period of years. The market value of the shares, determined at the date of grant, are charged to expense over the vesting period.

Employee Stock Ownership Plan
The Company's Board of Directors adopted an Employee Stock Ownership Plan ("ESOP") for the benefit of all employees of the Bank. On June 30, 1992, in conjunction with the Bank's mutual to stock conversion, the ESOP acquired 579,600 shares of Company stock at $4.44 per share for a total of $2,576,000. To fund the acquisition of Company stock, the ESOP borrowed $2,576,000 from the Company. The loan was paid in full during 1999. The Company makes annual contributions to the ESOP and recognizes compensation expense equal to the amount of cash contributed to the ESOP. ESOP contributions were $0, $112,000, and $236,000 for 2000, 1999, and 1998.

Other Benefit Plan
The Company provides certain postretirement health care benefits for employees, as well as a Directors' deferred compensation plan. Employees may become eligible based on the number of years of service and if they reach normal retirement age while working for the Company. In accordance with Statement of Financial Accounting Standards No. 106, "Employers Accounting for Postretirement Benefits Other Than Pensions," the Company has elected to amortize the accumulated postretirement benefit obligation ("APBO") over 20 years. At December 31, 2000, 1999, and 1998, the APBO for all of the plans was $1,062,000, $957,000, and $867,000, and the postretirement benefit cost for each of the years ended December 31, 2000, 1999, and 1998 was $253,000, $123,000, and
$116,000. The annual rate of increase in the per capita cost of covered health care is assumed to be 11.5% for three years and 5.5% thereafter. The other related disclosures are not considered significant to the consolidated financial statements.

                                  (Continued)

                            COVEST BANCSHARES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       December 31, 2000, 1999, and 1998
              (Table amounts in thousands, except per share data)



NOTE 12 - EMPLOYEE BENEFIT PLANS (Continued)

Other Benefit Plan (Continued)
The Company and most of its outside directors have entered into various deferred compensation agreements. These agreements provide for guaranteed payments for a specified period (ranging from 60 to 180 months) after a specified age is attained (ranging from age 60 to age 81). The liability for each covered director is being accrued over the vesting period. Expense of $78,000, $150,000, and $150,000 has been included in compensation and benefits in the accompanying consolidated statements of income for the years ended December 31, 2000, 1999, and 1998. The Company is the beneficiary of life insurance policies on the directors with an aggregate face value of approximately $2,618,000 at December 31, 2000 and 1999. In addition, the policies had aggregate cash surrender values of approximately $701,000 and $625,000 at December 31, 2000 and 1999.


NOTE 13 - PARENT COMPANY ONLY FINANCIAL STATEMENTS

Presented below are the condensed balance sheets, condensed statements of income, and condensed statements of cash flows for CoVest Bancshares, Inc.

                            CONDENSED BALANCE SHEETS
                           December 31, 2000 and 1999

                                                                                        2000             1999
                                                                                   --------------  --------------
ASSETS
Cash in banks                                                                       $        47    $       282
Securities                                                                                1,333          1,271
Investment in Bank                                                                       45,690         44,044
Other assets                                                                                975            885
                                                                                   --------------  --------------
                                                                                    $    48,045    $    46,482
                                                                                   ==============  ==============


LIABILITIES AND STOCKHOLDERS' EQUITY
Other liabilities                                                                   $        11    $       208
Stockholders' equity
     Common stock                                                                            44             44
     Additional paid in capital                                                          17,501         17,919
     Retained earnings                                                                   36,783         33,514
     Treasury stock, at cost                                                             (6,244)        (4,312)
     Unearned stock awards                                                                    -            (14)
     ESOP loan                                                                                -              -
     Accumulated other comprehensive income (loss)                                          (50)          (877)
                                                                                   --------------  --------------
                                                                                         48,034         46,274


                                                                                    $    48,045    $    46,482
                                                                                   =============  ===============

                                  (Continued)

                            COVEST BANCSHARES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       December 31, 2000, 1999, and 1998
              (Table amounts in thousands, except per share data)



NOTE 13 - PARENT COMPANY ONLY FINANCIAL STATEMENTS (Continued)

                         CONDENSED STATEMENTS OF INCOME
                  Years ended December 31, 2000, 1999, and 1998

                                                                         2000             1999               1998
                                                                   --------------     --------------      --------------
Operating income
     Interest on investments                                         $        19    $             9         $         7
     Dividends received from subsidiary                                    3,958              3,936               4,000
     Net gains on sale of investments                                          -                 10                  55
     Other                                                                     -                  5                  31
                                                                   --------------     --------------      --------------
                                                                           3,977              3,960               4,093

Operating expenses                                                           211                219                 223
                                                                   --------------     --------------      --------------


INCOME BEFORE EQUITY IN UNDISTRIBUTED EARNINGS
  OF SUBSIDIARY                                                            3,766              3,741               3,870

Equity in undistributed earnings of subsidiary                               784                194                   1
                                                                   --------------     --------------       --------------


NET INCOME                                                           $     4,550    $         3,935          $    3,871
                                                                   ==============     ==============       ==============

                                  (Continued)

                            COVEST BANCSHARES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       December 31, 2000, 1999, and 1998
              (Table amounts in thousands, except per share data)



NOTE 13 - PARENT COMPANY ONLY FINANCIAL STATEMENTS (Continued)


                       CONDENSED STATEMENTS OF CASH FLOWS
                 Years ended December 31, 2000, 1999, and 1998

                                                                       2000           1999            1998
                                                                 --------------   --------------  --------------
OPERATING ACTIVITIES
     Net income                                                     $ 4,550          $ 3,935          $ 3,871
     Adjustments to reconcile net income to
       net cash provided by operating activities
         Excess in undistributed
           earnings of subsidiary                                      (784)            (194)              (1)
         Net gains on sales of securities                              --                (10)             (55)
         Change in
              Other assets                                              110              678              379
              Other liabilities                                        (197)            (505)            (347)
                                                                    -------          -------          -------
                  Net cash provided by operating activities           3,679            3,904            3,847

INVESTING ACTIVITIES
     Purchase of securities                                            (120)             (75)            (779)
     Proceeds from sales of securities                                 --                 40              167
                                                                    -------          -------          -------
         Net cash used in investing activities                         (120)             (35)            (612)

FINANCING ACTIVITIES
     Proceeds from exercise of stock options,
       net of treasury shares issued                                    452            1,672            1,148
     Payment received on loan to ESOP                                  --                161              350
     Purchase of treasury stock                                      (2,965)          (4,302)          (5,079)
     Cash dividend paid, net of dividend
       reinvestments                                                 (1,281)          (1,326)          (1,376)
                                                                    -------          -------          -------
         Net cash used in financing activities                       (3,794)          (3,795)          (4,957)
                                                                    -------          -------          -------

Net increase (decrease) in cash and cash equivalents                   (235)              74           (1,722)

Cash and cash equivalents at beginning of year                          282              208            1,930
                                                                    -------          -------          -------

CASH AND CASH EQUIVALENTS AT END OF YEAR                            $    47          $   282          $   208
                                                                    =======          =======          =======

                                  (Continued)

                             COVEST BANCSHARES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2000, 1999, AND 1998
               (TABLE AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 14 - OTHER COMPREHENSIVE INCOME (LOSS)

Changes in other comprehensive income (loss) components and related taxes are as follows:

                                                                                Years Ended December 31,
                                                                                ------------------------

                                                                            2000           1999             1998
                                                                      --------------   --------------   --------------

     Change in unrealized gains (losses)
       on securities available-for-sale                                 $    1,253    $   (1,909)         $   (1,035)
     Less reclassification adjustment for gains
       (losses) recognized in income                                           (96)          (10)                225
                                                                        ----------    ----------          ----------
         Net unrealized gains (losses)                                       1,349        (1,899)             (1,260)
     Tax expense (benefit)                                                     522          (736)               (487)
                                                                        ----------    ----------          ----------

     Other comprehensive income (loss)                                  $      827    $   (1,163)         $     (773)
                                                                        ==========    ==========          ==========



NOTE 15 - COMMON STOCK AND TREASURY STOCK

An analysis of changes in the number of shares of common stock and treasury stock outstanding follows:

                                                               2000             1999             1998
                                                          --------------   --------------   --------------
Common Stock

         Balance at January 1                                 4,403,803        4,403,803         4,365,761
         Shares issued for stock options                              -                -            38,042
                                                          -------------    -------------     -------------

              Balance at December 31                          4,403,803        4,403,803         4,403,803
                                                          =============    =============     =============

Treasury Stock

         Balance at January 1                                   299,796          193,188                 -
         Stock options exercised                                (74,517)        (191,180)         (119,978)
         Treasury stock purchases                               268,883          297,788           313,166
                                                          -------------    -------------     -------------

              Balance at December 31                            494,162          299,796           193,188
                                                          =============    =============     =============

                                  (Continued)

                            COVEST BANCSHARES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       December 31, 2000, 1999, and 1998
              (Table amounts in thousands, except per share data)

NOTE 16 - SEGMENT INFORMATION

In February 1998, the Company opened a mortgage center to originate and sell mortgage loans with servicing released into the secondary market. The mortgage center operations and the banking operations are considered to be reportable segments during 1999 and 1998. During 2000, the mortgage center was closed and is no longer a reportable segment. There was no material gain or loss on the closing of the mortgage center. Loans, investments, and deposits provide the revenues in the banking operation, and servicing release fees and loan sales provide the revenues in mortgage banking. All operations are domestic.

The accounting policies used are the same as those described in the summary of significant accounting policies except that income taxes are not allocated to the mortgage banking operations. Information reported internally for performance assessment as of December 31, 1999 and 1998 follows.

                                                                                     Mortgage        Consolidated
                                                                    Banking           Banking            Total
                                                                 --------------     --------------   --------------

1999
     Net interest income                                       $     16,153       $      183      $     16,336
     Other revenue                                                    2,582            1,455             4,037
     Other expense                                                   11,289            1,970            13,259
     Segment profit (loss), before income taxes                       6,314             (332)            5,982
     Noncash items:
         Depreciation                                                   998               33             1,031
         Provision for loan loss                                      1,132                -             1,132
     Segment assets                                                 568,190              306           568,496

1998
     Net interest income                                       $     15,826       $      378      $     16,204
     Other revenue                                                    3,867            1,712             5,579
     Other expense                                                   12,685            1,560            14,245
     Segment profit (loss), before income taxes                       5,441              530             5,971
     Noncash items:
         Depreciation                                                   977               16               993
         Provision for loan loss                                      1,567                -             1,567
     Segment Assets                                                 543,793            4,904           548,697

                                  (Continued)

                             COVEST BANCSHARES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2000, 1999, and 1998
               (Table amounts in thousands, except per share data)


NOTE 17 - QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)


                                                                          Three Months Ended
                                                     -----------------------------------------------------------
         2000                                          March 31        June 30     September 30      December 31
         ----                                          --------        -------     ------------      -----------
Interest income                                      $    10,438     $    10,760    $    11,013    $    11,616
Interest expense                                           6,286           6,427          6,634          7,185
                                                     -----------     -----------    -----------    -----------

NET INTEREST INCOME                                        4,152           4,333          4,379          4,431

Provision for possible loan and lease losses                 260             250            250            250
Noninterest income                                           673             757            651            811
Noninterest expense                                        2,868           3,100          2,983          3,171
                                                     -----------     -----------    -----------    -----------

INCOME BEFORE INCOME TAXES                                 1,697           1,740          1,797          1,821

Income tax provision                                         600             615            640            650
                                                     -----------     -----------    -----------    -----------

NET INCOME                                           $     1,097     $     1,125    $     1,157    $     1,171
                                                     ===========     ===========    ===========    ===========

EARNINGS PER COMMON SHARE
     Basic                                           $       .27     $       .28    $       .29    $       .30
     Diluted                                                 .26             .27            .29            .29

                                                                          Three Months Ended
                                                     -----------------------------------------------------------
         1999                                          March 31        June 30     September 30      December 31
         ----                                          --------        -------     ------------      -----------
Interest income                                      $     9,250     $     9,343    $     9,595    $    10,373
Interest expense                                           5,334           5,353          5,433          6,105
                                                     -----------     -----------    -----------    -----------

NET INTEREST INCOME                                        3,916           3,990          4,162          4,268

Provision for possible loan and lease losses                  99             288            454            291
Noninterest income                                         1,046           1,210            949            832
Noninterest expense                                        3,673           3,344          3,032          3,210
                                                     -----------     -----------    -----------    -----------

INCOME BEFORE INCOME TAXES                                 1,190           1,568          1,625          1,599

Income tax provision                                         404             529            557            557
                                                     -----------     -----------    -----------    -----------

NET INCOME                                           $       786     $     1,039    $     1,068    $     1,042
                                                     ===========     ===========    ===========    ===========

EARNINGS PER COMMON SHARE
     Basic                                           $       .19     $       .25    $       .26    $       .26
     Diluted                                                 .18             .24            .25            .26

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.


                                    PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information concerning directors of the Company is incorporated herein by reference from the Company's definitive Proxy Statement for the 2001 Annual Meeting of Stockholders. Information concerning the executive officers of the Company is discussed in Item 1 of this Report, "Business--Executive Officers of the Company."

Section 16(a) of the Securities Exchange Act of 1934 requires that the Company's executive officers and directors and persons who own more than 10% of the Company Common Stock file reports of ownership and changes in ownership with the Securities and Exchange Commission and with the exchange on which the Company's shares of Company Common Stock are traded. Such persons are also required to furnish the Company with copies of all Section 16(a) forms they file. Based solely on the Company's review of the copies of such forms furnished to the Company and, if appropriate, representations made to the Company by any such reporting person the Company is not aware that any of its directors and executive officers or 10% stockholders failed to comply with the filing requirements of Section 16(a) during 2000.


ITEM 11.    EXECUTIVE COMPENSATION

Information concerning executive compensation is incorporated herein by reference from the Company's definitive Proxy Statement for the 2001 Annual Meeting of Stockholders, except for information contained under the heading "Compensation Committee Report on Executive Compensation" and "Performance Graph."


ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
            MANAGEMENT

Information concerning security ownership of certain beneficial owners and management is incorporated herein by reference from the Company's definitive Proxy Statement for the 2001 Annual Meeting of Stockholders.


ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information concerning certain relationships and transactions is incorporated herein by reference from the Company's definitive Proxy Statement for the 2001 Annual Meeting of Stockholders.

                                     PART IV

ITEM 14.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
             FORM 8-K


A report on Form 8-K was filed on October 24, 2000 to report under Item 5, Other Events, that the Company issued a press release pertaining to third quarter 2000 results.

A report on Form 8-K was filed on November 16, 2000 to report under Item 5, Other Events, that the Company issued a press release pertaining to the Bank launching a comprehensive retail and commercial internet banking solution.

A report on Form 8-K was filed on November 28, 2000 to report under Item 5, Other Events, that the Company announced a regular quarterly dividend.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


COVEST BANCSHARES, INC.


     By:  /s/ James L. Roberts            By:  /s/ Paul A. Larsen
     ------------------------------       -------------------------------------
     James L. Roberts,                    Paul A. Larsen,
     President and                        Executive Vice President,
     Chief Executive Officer              Treasurer and Chief Financial Officer
     Date: March 2, 2001                  Date: March 2, 2001

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

     By:  /s/ Frank A. Svoboda, Jr.         By:  /s/ James L. Roberts
     ------------------------------         ------------------------------------
     Frank A. Svoboda, Jr.,                 James L. Roberts, President,
     Chairman of the Board                  Chief Executive Officer and Director
     Date: March 2, 2001                    Date: March 2, 2001


     By:  /s/ George T. Drost               By:  /s/ David M. Miller
     ------------------------------         ------------------------------------
     George T. Drost, Director              David M. Miller, Director
     Date: March 2, 2001                    Date: March 2, 2001


     By:  /s/ Gerald T. Niedert             By:  /s/ David B. Speer
     ------------------------------         ------------------------------------
     Gerald T. Niedert, Director            David B. Speer, Director
     Date: March 2, 2001                    Date: March 2, 2001

                                  Exhibit Index
                                       To
                           Annual Report of Form 10-K

EXHIBIT NO.    DESCRIPTION                     INCORPORATED HEREIN BY REFERENCE   FILED HEREWITH
3.1            Certificate of                  Exhibit 3.1 to the Registration
               Incorporation of CoVest         Statement on Form S-1 filed with
               Bancshares, Inc.                the Commission by CoVest
                                               Bancshares on April 1, 1992, as
                                               amended (SEC File No. 33-46909)

3.2            Amendment to Certificate of     Exhibit 3.2 to the 1997 10-K
               Incorporation of CoVest         filed with the Commission by
               Bancshares, Inc.                CoVest Bancshares on March 24,
                                               1998 (Commission File No.
                                               000-20160)

3.3            Bylaws of CoVest Bancshares,    Exhibit 3.2 to the Registration
               Inc.                            Statement of Form S-1 filed with
                                               the Commission by CoVest
                                               Bancshares on April 1, 1992, as
                                               amended (SEC File No. 33-46909)

4.1            Specimen Stock Certificate of   Exhibit 4.1 to the 1997 10-K
               CoVest Bancshares, Inc.         filed with the Commission by
                                               CoVest Bancshares on March 24,
                                               1998 (Commission File No.
                                               000-20160)

10.1           Stock Option and Incentive      Exhibit 10.1 to the Registration
               Plan                            Statement of Form S-1 filed with
                                               the Commission by CoVest
                                               Bancshares on April 1, 1992, as
                                               amended (SEC File No. 33-46909)

10.2           Form of Change of               Exhibit 10.3 to the 1997 10-K
               Control Agreement for           filed with the Commission by
               Paul A. Larsen                  CoVest Bancshares on March 24,
               Joseph H. Tillotson             1998 (Commission File No.
               Vernon J. Wiggenhauser          000-20160)

10.3           Bank Incentive Plan and         Exhibit 10.4 to the Registration
               Trusts                          Statement of Form S-1 filed with
                                               the Commission by CoVest
                                               Bancshares on April 1, 1992, as
                                               amended (SEC File No. 33-46909)

10.4           Employee Stock Ownership Plan   Exhibit 10.5 to the Registration
                                               Statement of Form S-1 filed with
                                               the Commission by CoVest
                                               Bancshares on April 1, 1992, as
                                               amended (SEC File No. 33-46909)

10.5           Profit Sharing/401(k) Plan      Exhibit 10.1 and 10.2 to the
               and Trust Agreement             March 31, 1995 10-Q, file with
                                               the Commission by CoVest
                                               Bancshares on May 11, 1995
                                               (Commission File No. 0-20160)

10.6           Amendment 1995-1 to CoVest      Exhibit 10.1 to the June 30,
               Bancshares, Inc. 1992 Stock     1995 10-Q, filed with the
               Option and Incentive Plan       Commission by CoVest Bancshares
                                               on August 8, 1995 (Commission
                                               File No. 0-20160)

10.7           Amendment 1997-1 to CoVest      Exhibit 10.9 to the 1997 10-K
               Bancshares, Inc. 1992 Stock     filed with the Commission by
               Option and Incentive Plan       CoVest Bancshares on March 24,
                                               1998 (Commission File No.
                                               000-20160)

10.8           1996 Stock Option and           Exhibit 10.10 to the 1997 10-K
               Incentive Plan                  filed with the Commission by
                                               CoVest Bancshares on March 24,
                                               1998 (Commission File No.
                                               000-20160)

10.9           Amendment 1997-1 to 1996        Exhibit 10.11 to the 1997 10-K
               Stock Option and Incentive      filed with the Commission by
               Plan                            CoVest Bancshares on March 24,
                                               1998 (Commission File No.
                                               000-20160)

10.10          Employment Agreement between    Exhibit 10.11 to the 1998 10-K
               CoVest Bancshares, Inc. and     filed with the Commission by
               James L. Roberts, dated         CoVest Bancshares on March 22,
               January 20, 1999                1999 (Commission File No.
                                               000-20160)

10.11          Non-Qualified Stock Option      Exhibit 10.12 to the 1998 10-K
               Agreement between CoVest        filed with the Commission by
               Bancshares, Inc. and James L.   CoVest Bancshares on March 22,
               Roberts, dated January 20,      1999 (Commission File No.
               1999                            000-20160)

10.12          Agreement Regarding Post        Exhibit 10.13 to the 1998 10-K
               Employment Restrictive          filed with the Commission by
               Covenants between CoVest        CoVest Bancshares on March 22,
               Bancshares, Inc., CoVest        1999 (Commission File No.
               Banc, National Association,     000-20160)
               and James L. Roberts, dated
               January 20, 1999

10.13          Employment Agreement between    Exhibit 10.13 to the 1999 10-K
               CoVest Bancshares, Inc. and     filed with the Commission by
               Paul A. Larsen, dated April     CoVest Bancshares on March 21,
               27, 1999                        2000 (Commission File No.
                                               000-20160)

10.14          Agreement Regarding Post        Exhibit 10.13 to the 1999 10-K
               Employment Restrictive          filed with the Commission by
               Covenants between CoVest        CoVest Bancshares on March 21,
               Bancshares, Inc., CoVest        2000 (Commission File No.
               Banc, National Association,     000-20160)
               and Paul A. Larsen, dated
               April 27, 1999

10.15          Employment Agreement between    Exhibit 10.13 to the 1999 10-K
               CoVest Bancshares, Inc. and     filed with the Commission by
               Joseph H. Tillotson, dated      CoVest Bancshares on March 21,
               April 27, 1999                  2000 (Commission File No.
                                               000-20160)

10.16          Agreement Regarding Post        Exhibit 10.13 to the 1999 10-K
               Employment Restrictive          filed with the Commission by
               Covenants between CoVest        CoVest Bancshares on March 21,
               Bancshares, Inc., CoVest        2000 (Commission File No.
               Banc, National Association,     000-20160)
               and Joseph H. Tillotson,
               dated April 27, 1999

10.17          Employment Agreement between    Exhibit 10.13 to the 1999 10-K
               CoVest Bancshares, Inc. and     filed with the Commission by
               J. Stuart Boldry, Jr., dated    CoVest Bancshares on March 21,
               December 31, 1999               2000 (Commission File No.
                                               000-20160)

10.18          Agreement Regarding Post        Exhibit 10.13 to the 1999 10-K
               Employment Restrictive          filed with the Commission by
               Covenants between CoVest        CoVest Bancshares on March 21,
               Bancshares, Inc., CoVest        2000 (Commission File No.
               Banc, National Association,     000-20160)
               and J. Stuart Boldry, Jr.,
               dated December 31, 1999

21.1           Subsidiaries of the Registrant  Exhibit 21.1 to the 1997 10-K
                                               filed with the Commission by
                                               CoVest Bancshares on March 24,
                                               1998 (Commission File No.
                                               000-20160)

23.1           Consent of Crowe Chizek                                                     X

99.1           Proxy Statement and Proxy       Schedule 14A filed with the
               (except such portions           Commission on March 19, 2001
               incorporated by reference
               into this Form 10-K, such
               materials shall not be deemed
               to be "filed" with the
               Commission)
