Form 10-Q
period 2001-03-31
COVEST BANCSHARES INC
filed 2001-04-24
CIK 885694

UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, D.C.  20549
                  -----------------------------

                            FORM 10-Q

        Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934


For the Quarterly Period Ended          Commission File Number
           March 31, 2001                      0-20160

                  -----------------------------

                    COVEST BANCSHARES, INC.
     (Exact name of registrant as specified in its charter)


          Delaware                           36-3820609
(State or other jurisdiction       (I.R.S. Employer Identification
     of incorporation or                      Number)
        organization)

749 Lee Street, Des Plaines, Illinois               60016
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

                    Yes  --X--            No  -----

As of April 24, 2001, the Registrant had issued and outstanding 4,403,803 shares of the Registrant's Common Stock. In addition, it had also repurchased 553,562 shares which were being held as treasury stock.















                         COVEST BANCSHARES, INC.


                            Table of Contents


PART I.   FINANCIAL INFORMATION (UNAUDITED)                   PAGE NO.


          Item 1.   	Financial Statements                         3


          Item 2.   	Management's Discussion and
                    	Analysis of Financial Condition and
                    	Results of Operations                       12



PART II.  OTHER INFORMATION


          Item 1.      Legal Proceedings                            19


          Item 2.       Changes in Securities                       19


          Item 3.       Defaults upon Senior Securities             19


          Item 4    	Submission of Matters to a Vote of
                        Security Holders                            19


          Item 5.       Other Information                           19


          Item 6.       Exhibits and Reports                        19


          Form 10-Q     Signatures                                  20















PART 1.   FINANCIAL INFORMATION
Item 1.   Consolidated Financial Statements
          (unaudited)


COVEST BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Unaudited)
(Dollars in thousands, except
 per share data)
                                           MAR 31, 2001    DEC 31, 2000
ASSETS                                     ------------    ------------
------------

CASH ON HAND AND IN BANKS                      $  7,715        $ 10,501

INTEREST BEARING DEPOSITS                        44,225              21
                                               --------        --------
   Cash and Cash Equivalents                     51,940          10,522

SECURITIES:
   Securities Available-for-Sale                 38,534          41,237
   Mortgage-Backed and Related
      Securities Available-for-Sale               7,055           9,081
   Federal Home Loan Bank and
      Federal Reserve Bank Stock                  7,126           6,866
                                               --------        --------
TOTAL SECURITIES                                 52,715          57,184

LOANS RECEIVABLE:
   Commercial Loans                              39,153          36,630
   Multi-Family Loans                           183,989         163,292
   Commercial Real Estate Loans                  79,000          79,281
   Construction Loans                            51,021          48,127
   Commercial/Municipal Leases                    4,066           5,936
   Mortgage Loans                                60,010         120,567
   Consumer Loans                                50,312          51,870
   Mortgage Loans Held for Sale                   1,085             383
                                               --------        --------
      TOTAL LOANS RECEIVABLE                    468,636         506,086
   Allowance for Possible Loan Losses          (  5,545)       (  5,655)
                                               --------        --------
LOANS RECEIVABLE, NET                           463,091         500,431

ACCRUED INTEREST RECEIVABLE                       3,310           4,014
PREMISES AND EQUIPMENT                            9,849           9,976
OTHER REAL ESTATE OWNED                             336               -
GOODWILL                                          1,492           1,544
MORTGAGE SERVICING RIGHTS                           313             124
OTHER ASSETS                                      2,077           1,997
                                               --------        --------
TOTAL ASSETS                                   $585,123        $585,792
                                               ========        ========


See accompanying notes to consolidated financial statement


COVEST BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (Continued)
(Unaudited)

(Dollars in thousands, except per share data)


                                           MAR 31, 2001    DEC 31, 2000
LIABILITIES AND STOCKHOLDERS' EQUITY       ------------    ------------
------------------------------------

LIABILITIES:
   Deposits:
      Non-Interest Bearing                     $ 27,733        $ 27,197
      Interest Bearing Checking                  22,801          23,656
      Savings Accounts                           42,610          42,906
      Money Market Accounts                     121,484         119,767
      Certificates of Deposit                   168,943         162,870
      Jumbo CDs                                   9,694           8,958
      Purchased CDs                              67,593          66,371
                                               --------        --------
                                                460,858         451,725
   Short-Term Borrowings and Securities
      Sold U/A to Repurchase                     40,194          45,479
   Long-Term Advances from Federal
      Home Loan Bank                             24,000          29,000
   Advances from Borrowers for Taxes and
      Insurance                                   3,530           5,166
   Accrued Expenses and Other Liabilities         7,632           6,388
                                               --------        --------
TOTAL LIABILITIES                               536,214         537,758

STOCKHOLDERS' EQUITY:
   Common Stock, par value $.01 per share;
      7,500,000 authorized shares; 4,403,803
      shares issued at 3/31/01 and 12/31/00
      respectively                                   44              44
   Additional Paid-in Capital                    17,501          17,501
   Retained Earnings                             37,910          36,783
   Treasury Stock, 553,562 shares and
      494,162 shares, held at cost 3/31/01
      and 12/31/00 respectively                  (6,981)         (6,244)
   Accumulated Other Comprehensive Income/(Loss)    435             (50)
                                               --------        --------
TOTAL STOCKHOLDERS' EQUITY                       48,909          48,034
                                               --------        --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY     $585,123        $585,792
                                               ========        ========


See accompanying notes to consolidated financial statement





COVEST BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
                                                         THREE MONTHS ENDED
(Dollars in thousands, except per share data)           MAR 31,       MAR 31,
                                                          2001          2000
NTEREST INCOME                                         -------       -------
   Loans and Leases Receivable                         $10,496       $ 9,247
   Interest Bearing Deposits at Banks                       63           117
   Mortgage-Backed and Related Securities                  130           318
   Taxable Securities                                      412           538
   Tax Exempt Securities                                    92           101
   Other Interest and Dividend Income                      125           117
                                                       -------       -------
   Total Interest Income                                11,318        10,438
INTEREST EXPENSE
   Deposits                                              5,584         4,826
   Advances from Federal Home Loan Bank                    871         1,341
   Other Borrowed Funds                                    181           119
                                                       -------       -------
   Total Interest Expense                                6,636         6,286
                                                       -------       -------
NET INTEREST INCOME                                      4,682         4,152
   Provision for Possible Loan Losses                      250           260
                                                       -------       -------
NET INTEREST INCOME AFTER PROVISION FOR
   POSSIBLE LOAN LOSSES                                  4,432         3,892
NON-INTEREST INCOME
   Loan Related Fees                                       406           410
   Deposit Related Charges and Fees                        258           225
   Gain/(Loss) on Sale of Securities/Loans                 376           (88)
   Insurance and Annuity Commissions                        15            60
   Other                                                    63            66
                                                       -------       -------
   Total Non-Interest Income                             1,118           673
NON-INTEREST EXPENSE
   Compensation and Benefits                             1,892         1,591
   Occupancy and Equipment                                 489           494
   Federal Deposit Insurance Premium                        23            19
   Data Processing                                         218           218
   Advertising                                             146            91
   Other Real Estate Owned                                  (3)            -
   Amortization of Goodwill                                 51            51
   Amortization of Mortgage Servicing Rights                 7             5
   Other                                                   469           399
                                                       -------       -------
   Total Non-Interest Expense                            3,292         2,868
                                                       -------       -------
INCOME BEFORE INCOME TAXES                               2,258         1,697
   Income Tax Provision                                   (823)         (600)
                                                       -------       -------
NET INCOME                                             $ 1,435       $ 1,097
                                                       =======       =======
Basic Earnings per Share                                 $0.37         $0.27
Diluted Earnings per Share                               $0.37         $0.26

See accompanying notes to consolidated financial statements
COVEST BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in thousands)                                 THREE MONTHS ENDED
                                                      MAR 31,       MAR 31,
                                                       2001          2000
OPERATING ACTIVITIES                                 ---------     ---------
   Net Income                                          $ 1,435       $ 1,097
   Adjustments to Reconcile Net Income to
     Net Cash from Operating Activities
     Depreciation and Amortization of
        Premises and Equipment                             209           244
     Provision for Possible Loan Losses                    250           260
     Net (Gain)/Loss on Sale of
        Securities/Loans                                  (376)           88
     Federal Home Loan Bank Stock Dividend                (129)            -
   Stock Award Earned                                        -            14
   Change In:
     Prepaid Expenses and Other Assets                    (217)           92
     Accrued Interest Receivable                           704           274
     Accrued Expenses and Other Liabilities                920          (105)
                                                     ---------     ---------
NET CASH FROM OPERATING ACTIVITIES                       2,796         1,964

CASH FLOWS FROM INVESTING ACTIVITIES
   Loan Originations, Net of Principal
     Payments                                          (17,386)       (3,211)
   Proceeds from Sale of Loans                          54,547             -
   Principal Payments on Mortgage-Backed
     and Related Securities                                764           744
   Purchases of Securities                             (15,180)            -
   Proceeds from Sales and Maturities
     of Securities                                      19,792         6,672
   Purchase of Office Properties and
     Equipment                                             (82)          (36)
                                                     ---------     ---------
NET CASH FROM INVESTING ACTIVITIES                      42,455         4,169

CASH FLOWS FROM FINANCING ACTIVITIES
   Net Increase in Deposits                              9,133        11,975
   Borrowings                                            8,225         5,623
   Repayment of Borrowings                            (18,510)      (15,000)
   Net Decrease in Mortgage Escrow Funds                (1,636)       (1,338)
   Purchase of Common Stock Net of Proceeds
     from Exercise of Stock Options                       (737)         (384)
   Dividend Paid                                          (308)         (326)
                                                     ---------     ---------
NET CASH FROM FINANCING ACTIVITIES                      (3,833)          550
                                                     ---------     ---------
NET INCREASE IN CASH AND CASH EQUIVALENTS               41,418         6,683

CASH AND CASH EQUIVALENTS, BEGINNING                    10,522        10,617
                                                     ---------     ---------
CASH AND CASH EQUIVALENTS, ENDING                      $51,940       $17,300
                                                     =========     =========

See accompanying notes to consolidated financial statements

COVEST BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(Unaudited)
(Dollars in thousands)
Three months ended March 31, 2001 and 2000
                                                                                          ACCUMULATED
                                         ADDITIONAL                             UNEARNED      OTHER
                                COMMON    PAID-IN    RETAINED  TREASURY  ESOP    STOCK    COMPREHENSIVE
                                 STOCK    CAPITAL    EARNINGS    STOCK   LOAN    AWARD     INCOME/LOSS    TOTAL
----------------------------------------------------------------------------------------------------------------
Balance at December 31, 1999       $44    $17,919     $33,514  ($4,312)     -     ($14)        ($877)   $46,274

Net Income                                              1,097                                             1,097

Change in Unrealized Loss on
  Securities Available-for-Sale,
  Net of Taxes                                                                                  (405)      (405)
                                                                                                         ------
           Comprehensive Income                                                                             692

Cash Dividends ($.08 per share)                          (326)                                             (326)

Purchase of Treasury Stock                                        (451)                                    (451)

Stock Award Earned                                                                  14                       14

Treasury Stock Reissued in
  Conjunction with Stock Option
  Exercises                                 (133)                  200                                       67

Tax Benefits related to Employee
  Stock Option Plans                          38                                                             38
----------------------------------------------------------------------------------------------------------------
Balance at March 31, 2000          $44   $17,824      $34,285  ($4,563)     -        -       ($1,282)   $46,308
================================================================================================================

Balance at December 31, 2000       $44   $17,501      $36,783  ($6,244)     -        -          ($50)   $48,034

Net Income                                              1,435                                             1,435

Change in Unrealized Loss on
  Securities Available-for-Sale,
  Net of Taxes
                                                                                                 485        485
                                                                                                        -------
           Comprehensive Income                                                                           1,920

Cash Dividends ($.08 per share)                          (308)                                             (308)

Purchase of Treasury Stock                                       (737)                                     (737)

Treasury Stock Reissued in
  Conjunction with Stock Option
  Exercises                                                                                                   -

Tax Benefits related to Employee
  Stock Option Plans                                                                                          -

----------------------------------------------------------------------------------------------------------------
Balance at March 31, 2001          $44   $17,501      $37,910 ($6,981)      -        -           435    $48,909


See accompanying notes to consolidated financial statements

                                           COVEST BANCSHARES INC.
                                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                (Unaudited)

AVERAGE BALANCE SHEET
(Unaudited)
(Dollars in thousands)
The following table sets forth certain information related to the Company's average balance sheet.
It reflects the average yield on assets and average cost of liabilities for the periods indicated, on a fully tax equivalent basis, as derived by dividing income or expense by the average daily balance of assets or liabilities, respectively, for the periods indicated.

                                                                 THREE MONTHS ENDED
                                      -------------------------------------------------------------------
                                                  MAR 31, 2001                    MAR 31, 2000
                                      --------------------------------- ---------------------------------
                                          AVERAGE             AVERAGE      AVERAGE             AVERAGE
                                          BALANCE  INTEREST  YIELD/COST    BALANCE  INTEREST  YIELD/COST
INTEREST EARNING ASSETS:                  -------  --------  ----------    -------  --------  ----------
  Commercial Loans (A)(B)               $  37,742   $   768      8.14%    $ 18,205   $   334    7.34%
  Multi-Family Loans (B)                  174,260     3,451      7.92      123,956     2,446    7.89
  Commercial Real Estate Loans (A)(B)      78,967     1,622      8.22       74,252     1,487    8.01
  Construction Loans (A)(B)                48,676     1,232     10.12       45,201     1,166   10.32
  Commercial/Muni Leases (A)(B)             4,808        71      5.91       19,747       308    6.24
  Mortgage Loans (A) (B)                  114,020     2,189      7.68      130,011     2,393    7.36
  Consumer Loans (A)                       51,503     1,163      9.03       51,263     1,113    8.68
  Securities                               44,671       677      6.06       53,785       808    6.01
  Mortgage-Backed and
    Related Securities                      7,608       130      6.83       18,317       318    6.94
  Other Investments                         4,971        63      5.07        8,466       117    5.53
                                         --------   -------     ------    --------   -------   ------
Total Interest-Earning Assets            $567,226   $11,366      8.02%    $543,203   $10,490    7.72%
Non-Interest Earning Assets                17,873                           17,621
                                         --------                         --------
TOTAL ASSETS                             $585,099                         $560,824
                                         ========                         ========
INTEREST-BEARING LIABILITIES:
Interest-Bearing Checking                $ 22,859   $    64      1.12%    $ 22,417   $    61    1.09%
Savings                                    42,371       261      2.46       49,529       308    2.49
Money Market                              122,045     1,460      4.79       89,484     1,206    5.39
Certificates of Deposits                  165,839     2,543      6.13      165,872     2,321    5.60
Jumbo CDs                                   9,245       145      6.27        8,390       118    5.63
Purchased CDs                              67,323     1,111      6.60       50,311       812    6.46
FHLB Advances                              55,778       871      6.25       89,824     1,341    5.97
Other Borrowed Funds                       13,510       181      5.36        8,759       119    5.43
                                         --------   -------     ------    --------   -------   ------
Total Interest-Bearing Liabilities       $498,970   $ 6,636      5.32%    $484,586   $ 6,286    5.19%

Non-Interest Bearing Deposits              24,456                           19,798
Other Liabilities                          13,403                           10,272
                                         --------                         --------
TOTAL LIABILITIES                        $536,829                         $514,656

Stockholders' Equity                       48,270                           46,168
                                         --------                         --------
TOTAL LIABILITIES AND
   STOCKHOLDERS' EQUITY                  $585,099                         $560,824
                                         ========                         ========
MET INTEREST INCOME                                 $ 4,730                          $ 4,204
                                                    =======                          =======
NET INTEREST RATE SPREAD (C)                                     2.70%                         2.53%
                                                                 =====                         =====
NET INTEREST MARGIN (D)                                          3.34%                         3.10%
                                                                 =====                         =====
(A) Includes cash basis loans.
(B) Includes deferred fees/costs.
(C) Interest Rate Spread is calculated by subtracting the average cost of interest-bearing liabilities from the average rate on interest-earning assets.
(D) Net Interest Margin is calculated by dividing net interest income by average interest-earning assets.



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

The results of operations and other data for the period ended March 31, 2001 are not necessarily indicative of results that may be expected for the entire year ending December 31, 2001.

In the opinion of management, the unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial information of CoVest Bancshares, Inc. (the "Company"), including its wholly owned subsidiary, CoVest Banc
(the "Bank").

Certain amounts in prior consolidated financial statements have been reclassified to conform to the March 31, 2001 presentation.


(2) Nature of Operations

The Company is a bank holding company organized under the laws of the state of Delaware. It provides a full line of financial services to customers within nine counties in northeast Illinois from its three branch locations.


A reconciliation of the numerators and denominators for earnings per common share dilution computations for the three month periods ended March 31, 2001 and 2000 are presented below: (dollars and shares in thousands)

                                              Three Months Ended March 31,
                                                  2001           2000
                                                 -----          -----
Earnings per share:
  Net Income                                    $1,435         $1,097
  Weighted average common shares
    Outstanding                                  3,871          4,092
                                                 -----          -----
  Basic earnings per share                       $0.37          $0.27
                                                 =====          =====
Earnings per share assuming dilution:
  Net Income                                    $1,435         $1,097
                                                ======         ======
  Weighted average common shares
    Outstanding                                  3,871          4,092

  Add: dilutive effect of assumed
         exercises of stock options                 55             57
                                                 -----          -----
  Weighted average common and dilutive
    potential common shares outstanding          3,926          4,149
                                                 =====          =====
  Diluted earnings per share                     $0.37          $0.26
                                                 =====          =====

At March 31, 2001, options to purchase 418,493 shares were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the common stock and were therefore, antidilutive.


(3) Stock Repurchase Program

The Company completed its 20th stock repurchase program on January 30, 2001. A total of 100,000 shares were repurchased at an average price of $12.12.

The Company announced its 21st stock repurchase program on January 30, 2001, enabling the Company to repurchase 100,000 shares of its outstanding stock. As of April 24, 2001, 24,821 shares had been repurchased at an average price of $12.69.


(4) Cash Dividend

The regular quarterly dividend for the first quarter of 2001 was paid at $.08 per share. The same quarterly dividend was paid for the first quarter of 2000.


(5) Regulatory Capital Requirements

Pursuant to the Financial Institutions Reform, Recovery and Enforcement Act of 1989 ("FIRREA"), as implemented by regulations promulgated by the Office of the Comptroller of the Currency (the "OCC"), national banks must meet three separate minimum capital requirements. The following table summarizes, as of March 31, 2001, the Company's and Bank's capital requirements under FIRREA and their actual capital ratios. As of March 31, 2001, the Company and the Bank exceeded all current minimum regulatory capital requirements.

                                                                To Be Well
                                                              Capitalized Under
                                             For Capital      Prompt Corrective
                              Actual      Adequacy Purpose    Action Provisions
MARCH 31, 2001             Amount Ratio    Amount   Ratio      Amount    Ratio
==============             ------ ------   ------   -----      ------    -----
                                       (Dollars in Thousands)
Total Capital
(to Risk Weighted Assets)
   Company                 $51.7  13.0%    $31.8     8.0%       $39.8    10.0%
   Bank                     49.3  12.4      31.7     8.0         39.7    10.0
Tier I Capital
(to Risk Weighted Assets)
   Company                 $46.7  11.7%    $15.9     4.0%       $23.9     6.0%
   Bank                     44.2  11.2      15.9     4.0         23.8     6.0
Tier I Capital
(to Average Assets)
   Company                 $46.7  8.0%     $23.4     4.0%       $29.3     5.0%
   Bank                     44.2  7.6       23.3     4.0         29.1     5.0


Risk Weighted Assets (Company)  $397,701
Average Assets (Company)        $585,099
Risk Weighted Assets (Bank)     $396,556
Average Assets (Bank)           $582,914

                                                                 To Be Well
                                                              Capitalized Under
                                             For Capital      Prompt Corrective
                              Actual      Adequacy Purpose    Action Provisions
MARCH 31, 2000             Amount Ratio    Amount   Ratio      Amount    Ratio
==============             ------ ------   ------   -----      ------    -----
                                       (Dollars in Thousands)

Total Capital
(to Risk Weighted Assets)
   Company                 $51.9  13.3%    $31.2    8.0%        $39.0    10.0%
   Bank                     48.5  12.5      31.0    8.0          38.8    10.0
Tier I Capital
(to Risk Weighted Assets)
   Company                 $47.0  12.0%    $15.6    4.0%        $23.4     6.0%
   Bank                     43.6  11.2      15.5    4.0          23.3     6.0
Tier I Capital
(to Average Assets)
   Company                 $47.0  8.4%     $22.4    4.0%        $28.0     5.0%
   Bank                     43.6  7.8       22.4    4.0          28.0     5.0


Risk Weighted Assets (Company)  $390,256
Average Assets (Company)        $560,824
Risk Weighted Assets (Bank)     $388,051
Average Assets (Bank)           $560,344


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


FINANCIAL CONDITION
-------------------
The Company's assets remained stable to $585 million as of March 31, 2001, as compared to $586 million at December 31, 2000. Net loans receivable decreased $37.3 million to $463.1 million as of March 31, 2001 versus $500.4 million outstanding, as of December 31, 2000. Single family mortgage loans in the amount of $54 million were sold in March 2001. The sale of the loans plus regular payoffs caused the decrease in the mortgage loan portfolio by $61 million. The decrease was offset by an increase in multi-family loans by $20.7 million and commercial loans by $2.6 million. The timing and rates earned on the redeployment of the remaining funds from the sale of mortgage loans may have an impact on the results in the second and third quarters of 2001. Total securities have decreased by $4.5 million as a result of sales, maturities and security paydowns. These funds were used to fund loan growth and repay FHLB advances. Deposits increased 2% to $460.9 million as of March 31, 2001 compared to $451.7 million as of December 31, 2000. In March 2000, the Bank introduced a High Yield Account. The Company is focused on growing High Yield Account balances and attracting new commercial deposit accounts. At March 31, 2001, the account had a $121.5 million balance, a $1.7 million increase from year-end 2000. The Company believes that the slow growth in the High Yield Money Market Account in 2001 was due to the rapid decline in the 91 day Treasury Bill rate to which the account is indexed. Deposit growth was centered in certificates of deposit that grew by $6.0 million.

Stockholders' equity totaled $48.9 million at March 31, 2001. The number of common shares outstanding was 3,850,241 and the book value per common share outstanding was $12.70. The Company announced its 21st stock repurchase program on January 30, 2001, enabling the Company to repurchase 100,000 shares of its outstanding stock. As of April 24, 2001, 24,821 shares had been repurchased at an average price of $12.69.

At March 31, 2001, the Allowance for Possible Loan Losses was $5.5 million as compared to $5.7 million at December 31, 2000. The Company recognized net charge-offs of $360,000 during the first quarter of 2001 versus $2,000 during the first quarter of 2000.

At March 31, 2001, total non-performing assets amounted to $3,975,000, or 0.68% of total assets compared to $5,499,000, or 0.94% of total assets at December 31, 2000. As of March 31, 2001, the Company had $1,600,000 of impaired loans. The property is in the process of foreclosure and the Company has recorded a write down of $225,000.


The following table sets forth the amounts and categories of non-performing loans and assets.

                                    MAR 31, 2001         DEC 31, 2000
                                    ------------         ------------
                                          (Dollars in Thousands)
Non-performing Loans:
  Commercial Loans                      $  327               $  327
  Multi-family Loans                         -                    -
  Commercial Real Estate Loans           2,137                2,385
  Construction Loans                       780                2,300
  Commercial/Municipal Leases                -                    -
  Mortgage Loans                           375                  425
  Consumer                                  20                   62
                                        ------               ------
   Total non-performing loans            3,639                5,499

Other real estate owned                    336                    -
Other repossessed assets                     -                    -
                                        ------               ------
   Total non-performing assets          $3,975               $5,499
                                        ======               ======
Total non-performing loans as
  a percentage of net loans               0.79%                1.10%
                                          ====                 ====
Total non-performing assets as
  a percentage of total assets            0.68%                0.94%
                                          ====                 ====

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

The Company's cash flows are a result of three principal activities: operating activities,investing activities and financing activities. Net cash provided by operating activities was $2.8 million for the three months ended March 31, 2001. Net cash provided by investing activities was $42.5 million for the three months ended March 31, 2001. Net cash used in financing activities amounted to $3.8 million for the three months ended March 31, 2001.

The Company uses its liquidity to meet its ongoing commitments to fund maturing certificates of deposit and deposit withdrawals, repay borrowings, fund existing and continuing loan commitments, and pay operating expenses. At March 31, 2001, the Company had commitments to originate loans and undisbursed loan balances totaling $57 million, and its customers had approved but unused lines of credit totaling $34 million. The Company considers its liquidity and capital resources to be adequate to meet its foreseeable short and long-term needs. The Company expects to be able to fund or refinance, on a timely basis, its material commitments and long-term liabilities.


SELECTED RATIOS
---------------

                                           MAR 31, 2001      MAR 31, 2000
                                           ------------      ------------
Annualized Return on Avg. Equity               11.89%            9.51%
Annualized Return on Avg. Equity (Core)         9.91             9.51
Annualized Return on Avg. Assets                0.98             0.78
Annualized Return on Avg. Assets (Core)         0.81             0.78

Book Value per Share                          $12.70           $11.36
Closing Market Price per Share                 14.75             9.25

Earnings per Primary Share:
   Basic                                       $0.37            $0.27
   Diluted                                      0.37             0.26

Net Interest Margin                             3.34%            3.10%

Ratio of Operating Expense to
   Average Total Assets, Annualized             2.25%            2.05%

Ratio of Net Interest Income to
   Non-Interest Expense                         1.42x            1.45x



RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000
------------------------------------------------------------------------
Core net income (net income, adjusted for the after tax effect of the gain on sale of loans)was $1,196,000 for the first quarter of 2001, up 9% over $1,097,000 for the same period last year. Basic earnings per share on core earnings were $0.31, a 15% increase compared to $0.27 per share for the first quarter of 2000. Diluted earnings per share on core earnings were $0.30, a 15% increase compared to $0.26 per share for first quarter 2000. Excluded from first quarter 2001 core net income is a $407,000 pretax gain on sale of single family first mortgages. Net income with the gain was $1,435,000, up 31% over $1,097,000 for the same periodlast year. Basic earnings and diluted earnings per share with the gain were $0.37 and $0.37 respectively.

Return on average equity and return on average assets during the first quarter, exclusive of the gain on sale of loans, were 9.91% and 0.81% respectively during 2001 compared to 9.51% and 0.78% in 2000. Return on average equity and return on average assets with the gain on sale of single family first mortgages, were 11.89% and 0.98% respectively.

The Company's efficiency ratio improved to 56.75% compared to 59.44% in the first quarter of 2000. The Company's 2001 goal is to maintain an efficiency ratio in the 60% range.

Cash earnings (net income, exclusive of the gain on sale of loans, adjusted for the after tax impact of amortization of goodwill) for the first quarter of 2001 were approximately $1,228,000, or $0.32 (basic) and $0.31 (diluted) earnings per share, compared to $1,123,000 or $0.27 (basic) and $0.26 (diluted) earnings per share for the same period in 2000. Cash earnings
(net income including gain on sale of mortgage loans, adjusted for the after tax impact of amortization of goodwill) for the first quarter of 2001 were approximately $1,467,000, or $0.38 (basic) and $0.37 (diluted) earnings per share.

Net interest income increased by $530,000, or 13%, for the first quarter of 2001 compared to the first quarter of 2000. A $24.0 million increase in average earning assets for the first quarter of 2001 versus the first quarter of 2000 accounted for this increase. The net interest rate spread averaged 2.70% for the first quarter of 2001, a 17 basis point increase from 2.53% during the first quarter of 2000. The yield on average earning assets increased by 30 basis points while the cost of interest-bearing liabilities increased by 13 basis points. The Company's net interest margin averaged 3.34% for the first quarter of 2001, a 24 basis point increase from 3.10% in the first quarter of 2000. An increase of 24% or $4.7 million in average non-interest bearing deposits outstanding helped increase the net interest margin. The Federal Reserve's rate reductions caused a decrease in the Company's prime rate which resulted in a decrease in interest received on loans and rates paid on deposits. The fast decline in the 91 day Treasury Bill rate, on which the High Yield Money Market account is indexed, and a slower decline in prime rate enhanced the Company's net interest margin. During March 2001, the Company sold over $54 million of single family first mortgages. The proceeds from the sale were used to pay off maturing FHLB term advances and Purchased CDs, and fund higher yielding loans. The added liquidity also enabled the Company to moderately drop deposit yields.

The provision for possible loan losses was $250,000 for the first quarter of 2001 versus $260,000 for the like period in 2000.

On a quarterly basis, management of the Company meets to review the adequacy of the Allowance for Possible Loan Losses. Each loan officer grades his or her individual commercial credits and the Company's outsourced loan review function validates the officers' grades. In the event that loan review results in a downgrade of the loan, it is included in the allowance analysis at the lower grade. The grading system is in compliance with the regulatory classifications and the allowance is allocated to the loans based on the regulatory grading, except in instances where there are known differences
(i.e. collateral value is nominal, etc.) Once the specific portion of the allowance is calculated, management then calculates a historical portion for each loan category based on loan loss history, current economic conditions and trends in the portfolio, including delinquencies and impairments, as well as that the allowance for estimated losses on loans at March 31, 2001 was at a level adequate to absorb probable incurred losses on existing loans, there can be no assurance that such losses will not exceed the estimated amounts.




LOAN LOSS ALLOWANCE ANALYSIS. The following table sets forth an analysis of the Company's allowance for possible loan losses for the periods indicated.
                                           Three Months Ended
                                          March 31,    March 31,
                                             2001        2000
                                         ----------  ----------
                                         (Dollars in Thousands)
Balance at Beginning of Period             $5,655      $4,833
Charge-offs:
  Commercial Loans                              -           -
  Multi-family Loans                            -           -
  Commercial Real Estate Loans                271           -
  Construction Loans                            -           -
  Commercial/Municipal Leases                   -           -
  Mortgage Loans                                -           -
  Consumer                                    103          10
                                           ------      ------
  Charge-offs Total                           374          10
Recoveries:
  Commercial Loans                              -           -
  Multi-family Loans                            -           -
  Commercial Real Estate Loans                  -           -
  Construction Loans                            -           -
  Commercial/Municipal Leases                   -           -
  Mortgage Loans                                -           -
  Consumer                                     14           8
                                           ------      ------
  Recoveries Total                             14           8
                                           ------      ------
  Net Charge-offs                             360           2

Additions Charged to Operations               250         260
                                           ------      ------
Balance at End of Period                   $5,545      $5,091
                                           ======      ======
Ratio of Net Charge-offs During
  the Period to Average Loans
  Outstanding During the Period              0.07%       0.00%

Ratio of Allowance for Possible
  Loan Losses to Non-performing Loans        1.52x       8.78x


Net interest income after provision for possible loan losses increased by $540,000, or 14% to $4,432,000 for the three month period ended March 31, 2001, as compared to $3,892,000 for the three month period ended March 31, 2000.

Non-interest income, excluding gain on sale of loans, increased $38,000, or 6%, to $712,000 from the comparable quarter last year. Loan related fees decreased $4,000. Deposit related charges and fees increased by $33,000 during the first quarter of 2001 as compared to the first quarter of 2000. Loss on sale of securities decreased $57,000 to $31,000 for the first quarter of 2001, as compared to an $88,000 loss during the first quarter last year.

In March 2001, the Company sold single family first mortgage loans for a gain of $407,000. The loans to single product users were sold on a "servicing released" basis, which means that the collection of principal and interest will be handled by a different servicer going forward. The remainder of the loans sold will continue to be serviced by the Company. Associated with the gain is $196,000 of capitalized "Mortgage Servicing Rights" (MSR's) on service retained mortgages. These MSR's will be amortized based upon the remaining life of the loans. Including the gain on sale of single family first mortgage loans, non-interest income increased $445,000, or 66%, to $1,118,000 from the comparable quarter last year.

Non-interest expense increased $424,000, or 15% for the first quarter of 2001 from the comparable quarter in 2000. Total compensation and benefit costs increased $301,000 for the quarter ended March 31, 2001 versus March 31, 2000. Advertising expense increased by $55,000 due to the High Yield Money Market campaign. Other expenses increased by $70,000 due to increased legal expense related to non-performing loans and additional contribution expenses. The Company's goal is to maintain an efficiency ratio in the 60% range.


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


The following table presents the Company's exposure to hypothetical changes in interest rates at the dates indicated.

                              March 31, 2001

         Change in                                  Percent Change in
      Interest Rates        Percent Change in         MV of Portfolio
       (basis points)      Net Interest Income            Equity
      -----------------   ----------------------   -------------------
            +200                    -4%                     -6%

            +100                    -2                      -3

               0                     0                       0

            -100                    +2                      +3

            -200                    +4                      +6



                            March 31, 2000

         Change in                                  Percent Change in
      Interest Rates        Percent Change in         MV of Portfolio
       (basis points)      Net Interest Income            Equity
      -----------------   ----------------------   -------------------

            +200                    -6%                     -12%

            +100                    -3                       -6

               0                     0                        0

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


ITEM 2.  CHANGES IN SECURITIES
         None


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
         None


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         None


ITEM 5.  OTHER INFORMATION
         None


ITEM 6.  EXHIBITS AND REPORTS
	   (a) Reports on Form 8-K

         A report on Form 8-K was filed on January 21, 2001 to report under
         Item 5 the Company's earnings for the fourth quarter of 2000.

         A report on Form 8-K was filed on January 30, 2001 to report under
         Item 5 the completion of the Company's 20th stock repurchase program and announcement of the Company's 21st stock repurchase program.

         A report on Form 8-K was filed on February 27, 2001 to report under
         Item 5 the declaration of a regular quarterly dividend.
















                             SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



COVEST BANCSHARES, INC.



DATED: APRIL 24, 2001






BY:     /s/ JAMES L. ROBERTS
        JAMES L. ROBERTS
        PRESIDENT AND
        CHIEF EXECUTIVE OFFICER






BY:     /s/ PAUL A. LARSEN
        PAUL A. LARSEN
        EXECUTIVE VICE PRESIDENT,
        TREASURER AND
        CHIEF FINANCIAL OFFICER