Form 10-Q
period 2001-06-30
COVEST BANCSHARES INC
filed 2001-07-24
CIK 885694

UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, D.C.  20549
                  -----------------------------

                            FORM 10-Q

        Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934


For the Quarterly Period Ended          Commission File Number
           June 30, 2001                      0-20160

                  -----------------------------

                    COVEST BANCSHARES, INC.
     (Exact name of registrant as specified in its charter)


          Delaware                           36-3820609
(State or other jurisdiction       (I.R.S. Employer Identification
     of incorporation or                      Number)
        organization)

749 Lee Street, Des Plaines, Illinois               60016
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

                    Yes  --X--            No  -----

As of July 24, 2001, the Registrant had issued and outstanding 4,403,803 shares of the Registrant's Common Stock. In addition, it had also repurchased 582,107 shares which were being held as treasury stock.

                         COVEST BANCSHARES, INC.


                            Table of Contents


PART I.   FINANCIAL INFORMATION (UNAUDITED)                   PAGE NO.


          Item 1.   	Financial Statements                         3


          Item 2.   	Management's Discussion and
                    	Analysis of Financial Condition and
                    	Results of Operations                       14



PART II.  OTHER INFORMATION


          Item 1.       Legal Proceedings                           24


          Item 2.   	Changes in Securities                       24


          Item 3.   	Defaults upon Senior Securities             24


          Item 4    	Submission of Matters to a Vote of
                        Security Holders                            24


          Item 5.   	Other Information                           24


          Item 6.   	Exhibits and Reports                        25


          Form 10-Q     Signatures                                  26





























PART 1.   FINANCIAL INFORMATION
Item 1.   Consolidated Financial Statements
          (Unaudited)

COVEST BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Unaudited)
(Dollars in thousands, except
 per share data)
                                     JUNE 30, 2001    DEC 31, 2000
ASSETS                               -------------    ------------
------------
CASH ON HAND AND IN BANKS               $ 10,199         $ 10,501

INTEREST BEARING DEPOSITS                  3,391               21
                                        --------         --------
   Cash and Cash Equivalents              13,590           10,522


SECURITIES:

   Securities Available-for-Sale          54,270           41,237
   Mortgage-Backed and Related
      Securities Available-for-Sale        4,987            9,081
   Federal Home Loan Bank and
      Federal Reserve Bank Stock           7,287            6,866
                                        --------         --------
TOTAL SECURITIES                          66,544           57,184


LOANS RECEIVABLE:

   Commercial Loans                       37,848           36,630
   Multi-Family Loans                    193,271          163,292
   Commercial Real Estate Loans           87,291           79,281
   Construction Loans                     51,988           48,127
   Commercial/Municipal Leases             3,098            5,936
   Mortgage Loans                         61,495          120,567
   Consumer Loans                         48,347           51,870
   Mortgage Loans Held for Sale            1,041              383
                                        --------         --------
      TOTAL LOANS RECEIVABLE             484,379          506,086
   Allowance for Possible Loan Losses   (  5,752)        (  5,655)
                                        --------         --------
LOANS RECEIVABLE, NET                    478,627          500,431


ACCRUED INTEREST RECEIVABLE                3,304            4,014
PREMISES AND EQUIPMENT                     9,716            9,976
OTHER REAL ESTATE OWNED                      336                0
GOODWILL                                   1,441            1,544
MORTGAGE SERVICING RIGHTS                    285              124
OTHER ASSETS                               2,188            1,997
                                        --------         --------
TOTAL ASSETS                            $576,031         $585,792
                                        ========         ========

COVEST BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (Continued)
(Unaudited)

(Dollars in thousands, except per share data)


                                              JUNE 30, 2001    DEC 31, 2000
                                              -------------    ------------
LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

LIABILITIES:
   Deposits:
      Non-Interest Bearing                       $ 30,093         $ 27,197
      Interest Bearing Checking                    24,202           23,656
      Savings Accounts                             43,664           42,906
      Money Market Accounts                       119,359          119,767
      Certificates of Deposit                     178,407          162,870
      Jumbo CDs                                     7,892            8,958
      Purchased CDs                                52,348           66,371
                                                 --------         --------
                                                  455,965          451,725
   Short-Term Borrowings and Securities
      Sold U/A to Repurchase                       33,429           45,479
   Long-Term Advances from Federal
      Home Loan Bank                               24,000           29,000
   Advances from Borrowers for Taxes and
      Insurance                                     5,206            5,166
   Accrued Expenses and Other Liabilities           8,071            6,388
                                                 --------         --------
TOTAL LIABILITIES                                 526,671          537,758

STOCKHOLDERS' EQUITY:

   Common Stock, par value $.01 per share;
      7,500,000 authorized shares; 4,403,803
      shares issued at 6/30/01 and 12/31/00
      respectively                                     44               44
   Additional Paid-in Capital                      17,217           17,501
   Retained Earnings                               38,916           36,783
   Treasury Stock, 582,107 shares and
      494,162 shares, held at cost 6/30/01
      and 12/31/00 respectively                    (7,337)          (6,244)
   Accumulated Other Comprehensive Income/(Loss)      520              (50)
                                                 --------         --------
TOTAL STOCKHOLDERS' EQUITY                         49,360           48,034
                                                 --------         --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY       $576,031         $585,792
                                                 ========         ========







COVEST BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF INCOME AND
COMPREHENSIVE INCOME
(Unaudited)
                                         THREE MONTHS ENDED   SIX MONTHS ENDED
(Dollars in thousands, except per
 share data)                              JUNE 30,  JUNE 30,  JUNE 30,  JUNE 30,
                                            2001      2000      2001      2000
INTEREST INCOME                           -------   -------   -------   -------
   Loans and Leases Receivable            $ 9,685   $ 9,574   $20,181   $18,821
   Interest Bearing Deposits at Banks         282       161       345       278
   Mortgage-Backed and Related Securities      95       289       225       607
   Taxable Securities                         478       524       890     1,062
   Tax Exempt Securities                       92        92       184       193
   Other Interest and Dividend Income         121       120       246       237
                                          -------   -------   -------   -------
   Total Interest Income                   10,753    10,760    22,071    21,198

INTEREST EXPENSE
   Deposits                                 5,113     4,996    10,697     9,822
   Advances from Federal Home Loan Bank       703     1,195     1,574     2,536
   Other Borrowed Funds                       124       236       305       355
                                          -------   -------   -------   -------
   Total Interest Expense                   5,940     6,427    12,576    12,713
                                          -------   -------   -------   -------
NET INTEREST INCOME                         4,813     4,333     9,495     8,485

   Provision for Possible Loan Losses         250       250       500       510
                                          -------   -------   -------   -------
NET INTEREST INCOME AFTER PROVISION FOR
   POSSIBLE LOAN LOSSES                     4,563     4,083     8,995     7,975


NON-INTEREST INCOME
   Loan Related Fees                          765       391     1,171       801
   Deposit Related Charges and Fees           294       264       552       489
   Gain/(Loss) on Sale of Securities/Loans     (1)       (8)      375       (96)
   Insurance and Annuity Commissions           31        31        46        91
   Other                                       58        79       121       145
                                          -------   -------   -------   -------
   Total Non-Interest Income                1,147       757     2,265     1,430

NON-INTEREST EXPENSE
   Compensation and Benefits                1,935     1,776     3,827     3,367
   Occupancy and Equipment                    470       518       959     1,012
   Federal Deposit Insurance Premium           21        21        44        40
   Data Processing                            280       219       498       437
   Advertising                                255       111       401       202
   Other Real Estate Owned                     83        (6)       80        (6)
   Amortization of Goodwill                    51        51       102       102
   Amortization of Mortgage Servicing Rights   28         6        35        11
   Other                                      536       404     1,005       803
                                          -------   -------   -------   -------
   Total Non-Interest Expense               3,659     3,100     6,951     5,968
                                          -------   -------   -------   -------
INCOME BEFORE INCOME TAXES                  2,051     1,740     4,309     3,437

Income Tax Provision                         (739)     (615)   (1,562)   (1,215)
                                          -------   -------   -------   -------
NET INCOME                                $ 1,312   $ 1,125   $ 2,747   $ 2,222
                                          =======   =======   =======   =======
Basic Earnings per Share                    $0.34     $0.28     $0.71     $0.54
Diluted Earnings per Share                  $0.33     $0.27     $0.70     $0.54
Comprehensive Income                      $ 1,397   $ 1,160   $ 3,317   $ 1,852


See accompanying notes to unaudited consolidated financial statements



COVEST BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in thousands)                            SIX MONTHS ENDED
                                                 JUNE 30,     JUNE 30,
                                                   2001         2000
OPERATING ACTVITIES                              --------    ---------
   Net Income                                    $ 2,747      $ 2,222
   Adjustment to Reconcile Net Income to
    Net Cash from Operating Activities
   Depreciation and Amortization of
        Premises and Equipment                       421          513
   Provision for Possible Loan Losses                500          510
   Net (Gain)/Loss on Sale of
        Securities/Loans                            (375)          96
   Federal Home Loan Bank Stock Dividend            (421)           -
   Stock Award Earned                                  -           14
   Change In:
     Prepaid Expenses and Other Assets              (249)         489
     Accrued Interest Receivable                     710           67
     Accrued Expenses and Other Liabilities        1,360          857
                                               ---------    ---------
NET CASH FROM OPERATING ACTIVITIES                 4,693        4,768

CASH FLOWS FROM INVESTING ACTIVITIES
   Loan Originations, Net of Principal
     Payments                                    (33,203)         106
   Proceeds from Sale of Loans                    54,547            -
   Principal Payments on Mortgage-Backed
     and Related Securities                        1,174        1,694
   Purchases of Securities                       (40,444)        (120)
   Proceeds from Sales and Maturities
     of Securities                                31,223       13,040
   Purchase of Federal Home Loan Bank
     and Federal Reserve Bank Stock                    -         (106)
   Purchase of Office Properties and
     Equipment                                      (161)         136
                                               ---------    ---------
NET CASH FROM INVESTING ACTIVITIES                13,136       14,750

CASH FLOWS FROM FINANCING ACTIVITIES
   Net Increase in Deposits                        4,240       26,143
   Borrowings                                      1,470            -
   Repayment of Borrowings                       (18,520)     (42,439)
   Net Increase in Mortgage Escrow
     Funds                                            40          224
   Purchase of Common Stock Net of Proceeds
     from Exercise of Stock Options               (1,377)      (1,015)
   Dividend Paid                                    (614)        (652)
                                               ---------    ---------
NET CASH FROM FINANCING ACTIVITIES               (14,761)     (17,739)
                                               ---------    ---------
NET INCREASE IN CASH AND CASH EQUIVALENTS          3,068        1,779

CASH AND CASH EQUIVALENTS, BEGINNING              10,522       10,617
                                               ---------    ---------
CASH AND CASH EQUIVALENTS, ENDING                $13,590      $12,396
                                               =========    =========

See accompanying notes to unaudited consolidated financial statements



COVEST BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(Unaudited)
(Dollars in thousands)
Six months ended June 30, 2001 and 2000
                                                                                          ACCUMULATED
                                         ADDITIONAL                             UNEARNED      OTHER
                                COMMON    PAID-IN    RETAINED  TREASURY  ESOP    STOCK    COMPREHENSIVE
                                 STOCK    CAPITAL    EARNINGS    STOCK   LOAN    AWARD     INCOME/LOSS    TOTAL
----------------------------------------------------------------------------------------------------------------
Balance at December 31, 1999       $44    $17,919     $33,514  ($4,312)     -     ($14)        ($877)   $46,274

Net Income                                              2,222                                             2,222

Change in Unrealized Loss on
  Securities Available-for-Sale,
  Net of Taxes                                                                                  (370)      (370)
                                                                                                         ------
           Comprehensive Income                                                                           1,852

Cash Dividends ($.16 per share)                          (652)                                             (652)

Purchase of Treasury Stock                                      (1,082)                                  (1,082)

Stock Award Earned                                                                  14                       14

Treasury Stock Reissued in
  Conjunction with Stock Option
  Exercises                                 (133)                  200                                       67

Tax Benefits related to Employee
  Stock Option Plans                          38                                                             38
----------------------------------------------------------------------------------------------------------------
Balance at June 30, 2000           $44   $17,824      $35,084  ($5,194)     -        -       ($1,247)   $46,511
================================================================================================================

Balance at December 31, 2000       $44   $17,501      $36,783  ($6,244)     -        -          ($50)   $48,034

Net Income                                              2,747                                             2,747

Change in Unrealized Loss on
  Securities Available-for-Sale,
  Net of Taxes
                                                                                                 570        570
                                                                                                        -------
           Comprehensive Income                                                                           3,317

Cash Dividends ($.16 per share)                          (614)                                             (614)

Purchase of Treasury Stock                                      (1,205)                                  (1,205)

Treasury Stock Reissued in
  Conjunction with Stock Option
  Exercises                                 (443)                  112                                               (331)

Tax Benefits related to Employee
  Stock Option Plans                         159                                                            159

----------------------------------------------------------------------------------------------------------------
Balance at June 30, 2001           $44   $17,217      $38,916  ($7,337)      -        -         $520    $49,360


See accompanying notes to consolidated financial statements

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

                                                             THREE MONTHS ENDED
                                    -------------------------------------------------------------------
                                              JUNE 30, 2001                  JUNE 30, 2000
                                    --------------------------------- ---------------------------------
                                       AVERAGE             AVERAGE     AVERAGE             AVERAGE
                                       BALANCE  INTEREST  YIELD/COST   BALANCE  INTEREST  YIELD/COST
                                      --------  --------  ----------   -------  --------  ----------
INTEREST EARNING ASSETS:
  Commercial Loans (A)(B)             $ 37,564   $   707      7.53%   $ 23,170   $   466      8.04%
  Multi-Family Loans (A)(B)            185,345     3,614      7.80     136,157     2,681      7.88
  Commercial Real Estate Loans (A)(B)   84,036     1,729      8.23      71,696     1,498      8.36
  Construction Loans (A)(B)             51,603     1,285      9.96      41,144     1,131     11.00
  Commercial/Muni Leases (B)             3,594        55      6.12      14,760       234      6.34
  Mortgage Loans (A) (B)                63,677     1,248      7.84     127,848     2,394      7.49
  Consumer Loans (A)                    49,276     1,047      8.50      52,207     1,170      8.96
  Securities                            51,003       739      5.80      52,072       784      6.02
  Mortgage-Backed and
    Related Securities                   5,366        95      7.08      16,684       289      6.93
  Other Investments                     26,814       282      4.21      10,550       161      6.10
                                      --------    ------      ----    --------    ------     -----
Total Interest-Earning Assets         $558,278   $10,801      7.74%   $546,288   $10,808      7.91%
Non-Interest Earning Assets             18,736                          17,728
                                      --------                        --------
  TOTAL ASSETS                        $577,014                        $564,016
                                      ========                        ========


INTEREST-BEARING LIABILITIES:
  Interest-Bearing Checking           $ 23,952   $    81      1.35%   $ 22,711   $    63      1.11%
  Savings                               43,137       269      2.49      48,409       301      2.49
  Money Market                         119,506     1,091      3.65      98,651     1,407      5.71
  Certificates of Deposits             171,830     2,573      5.99     161,674     2,307      5.71
  Jumbo CDs                              9,619       141      5.86       9,637       142      5.89
  Purchased CDs                         60,746       958      6.31      48,330       776      6.42
  FHLB Advances                         45,000       703      6.25      78,231     1,195      6.11
  Other Borrowed Funds                  12,095       124      4.10      15,754       236      5.99
                                      --------   -------     ------   --------   --------     -----
Total Interest-Bearing Liabilities    $485,885   $ 5,940      4.89%   $483,397   $ 6,427      5.32%

Non-Interest Bearing Deposits           27,350                          23,066
Other Liabilities                       14,869                          10,936
                                      --------                        --------
TOTAL LIABILITIES                     $528,104                        $517,399

Stockholders' Equity                    48,910                          46,617
                                      --------                        --------

TOTAL LIABILITIES AND
   STOCKHOLDERS' EQUITY               $577,014                        $564,016
                                      ========                        ========

NET INTEREST INCOME                              $ 4,861                         $ 4,381
                                                 =======                         =======

NET INTEREST RATE SPREAD (C)                                  2.85%                           2.59%
                                                              =====                           =====

NET INTEREST MARGIN (D)                                       3.48%                           3.21%
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

                                                             SIX MONTHS ENDED
                                   -------------------------------------------------------------------
                                              JUNE 30, 2001                  JUNE 30, 2000
                                   --------------------------------- ---------------------------------
                                       AVERAGE             AVERAGE     AVERAGE             AVERAGE
                                       BALANCE  INTEREST  YIELD/COST   BALANCE  INTEREST  YIELD/COST
                                       -------  --------  ----------   -------  --------  ----------
INTEREST EARNING ASSETS:
  Commercial Loans (A)(B)             $ 37,652   $ 1,475      7.83%   $ 20,688   $   800      7.73%
  Multi-Family Loans (A)(B)            179,832     7,067      7.86     130,241     5,076      7.79
  Commercial Real Estate Loans (A)(B)   81,515     3,350      8.22      72,796     3,034      8.34
  Construction Loans (A)(B)             50,148     2,518     10.04      43,173     2,297     10.64
  Commercial/Muni Leases (B)             4,198       126      6.00      17,247       544      6.31
  Mortgage Loans (A) (B)                88,710     3,436      7.75     128,928     4,788      7.43
  Consumer Loans (A)                    50,383     2,209      8.77      51,735     2,282      8.82
  Securities                            47,855     1,415      5.91      52,929     1,592      6.02
  Mortgage-Backed and
    Related Securities                   6,481       225      6.94      17,500       607      6.94
  Other Investments                     15,953       345      4.33       9,508       278      5.85
                                      --------    ------     -----    --------   -------     ------
Total Interest-Earning Assets         $562,727   $22,166      7.88%   $544,745   $21,299      7.82%
Non-Interest Earning Assets             18,307                          17,674
                                      --------                        --------

  TOTAL ASSETS                        $581,034                        $562,419
                                      ========                        ========

INTEREST-BEARING LIABILITIES:
  Interest-Bearing Checking           $ 23,409   $   145      1.24%   $ 22,564   $   124      1.10%
  Savings                               42,756       529      2.47      48,969       610      2.49
  Money Market                         120,768     2,552      4.23      94,068     2,613      5.56
  Certificates of Deposits             168,851     5,117      6.06     163,772     4,628      5.65
  Jumbo CDs                              9,433       286      6.06       9,014       260      5.77
  Purchased CDs                         64,016     2,068      6.46      49,321     1,587      6.44
  FHLB Advances                         50,359     1,574      6.25      84,027     2,536      6.04
  Other Borrowed Funds                  12,799       305      4.78      12,256       355      5.79
                                      --------   -------      ----    --------   -------      -----
Total Interest-Bearing Liabilities    $492,391   $12,576      5.11%   $483,991   $12,713      5.25%

Non-Interest Bearing Deposits           25,911                          21,432
Other Liabilities                       14,140                          10,603
                                      --------                        --------
TOTAL LIABILITIES                     $532,442                        $516,026

Stockholders' Equity                    48,592                          46,393
                                      --------                        --------

TOTAL LIABILITIES AND
   STOCKHOLDERS' EQUITY               $581,034                        $562,419
                                      ========                        ========

NET INTEREST INCOME                              $ 9,590                         $ 8,586
                                                 =======                         =======

NET INTEREST RATE SPREAD (C)                                  2.77%                           2.57%
                                                              =====                           =====

NET INTEREST MARGIN (D)                                       3.41%                           3.15%
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

The results of operations and other data for the periods ended June 30, 2001 are not necessarily indicative of results that may be expected for the entire year ending December 31, 2001.

In the opinion of management, the unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial information of CoVest Bancshares, Inc. (the "Company"), including its wholly owned subsidiary, CoVest Banc (the "Bank").

Certain amounts in prior consolidated financial statements have been reclassified to conform to the June 30, 2001 presentation.


(2) Nature of Operations

The Company is a bank holding company organized under the laws of the state of Delaware. It provides a full line of financial services to customers within nine counties in northeast Illinois from its three branch locations.

A reconciliation of the numerators and denominators for earnings per common share dilution computations for the three month periods ended June 30, 2001 and 2000 are presented below: (dollars and shares in thousands)

                                            Three Months Ended June 30,
                                                  2001       2000
                                                 -----      -----
Earnings per share:
  Net Income                                    $1,312     $1,125
  Weighted average common shares
    Outstanding                                  3,832      4,073
                                                 -----      -----
  Basic earnings per share                       $0.34      $0.28
                                                 =====      =====
Earnings per share assuming dilution:
  Net Income                                    $1,312     $1,125
                                                ======     ======
  Weighted average common shares
    Outstanding                                  3,832      4,073

  Add: dilutive effect of assumed
         exercises of stock options                 89         33
                                                 -----      -----
  Weighted average common and dilutive
    potential common shares outstanding          3,921      4,106
                                                 =====      =====
  Diluted earnings per share                     $0.33      $0.27
                                                 =====      =====


A reconciliation of the numerators and denominators for earnings per common share dilution computations for the six month periods ended June 30, 2001 and 2000 are presented below: (dollars and shares in thousands)

                                             Six Months Ended June 30,
                                                  2001       2000
                                                 -----      -----
Earnings per share:
  Net Income                                    $2,747     $2,222
  Weighted average common shares
    Outstanding                                  3,851      4,082
                                                 -----      -----
  Basic earnings per share                       $0.71      $0.54
                                                 =====      =====
Earnings per share assuming dilution:
  Net Income                                    $2,746     $2,222
                                                ======     ======
  Weighted average common shares
    Outstanding                                  3,851      4,082

  Add: dilutive effect of assumed
         exercises of stock options                 75         35
                                                 -----      -----
  Weighted average common and dilutive
    potential common shares outstanding          3,926      4,117
                                                 =====      =====
  Diluted earnings per share                     $0.70      $0.54
                                                 =====      =====


At June 30, 2001, options to purchase 305,000 shares were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the common stock and were therefore, antidilutive.


(3) Stock Repurchase Program

The Company completed its 20th stock repurchase program on January 30, 2001. A total of 100,000 shares were repurchased at an average price of $12.12.

The Company completed its 21st stock repurchase program on May 31, 2001. A total of 100,000 shares were repurchased at an average price of $13.57.

The Company announced its 22nd stock repurchase program on May 31, 2001, enabling the Company to repurchase 100,000 shares of its outstanding stock. As of July 24, 2001, 18,116 shares had been repurchased at an average price of $14.42.


(4) Cash Dividend

The regular quarterly dividend for the second quarter of 2001 was paid at $.08 per share. The same quarterly dividend was paid for the second quarter of 2000.


(5) Regulatory Capital Requirements

Pursuant to the Financial Institutions Reform, Recovery and Enforcement Act of 1989 ("FIRREA"), as implemented by regulations promulgated by the Office of the Comptroller of the Currency (the "OCC"), national banks must meet three separate minimum capital requirements. The following table summarizes, as of June 30, 2001, the Company's and Bank's capital requirements under FIRREA and their actual capital ratios. As of June 30, 2001, the Company and the Bank exceeded all current minimum regulatory capital requirements.



                                                                To Be Well
                                                              Capitalized Under
                                             For Capital      Prompt Corrective
                              Actual      Adequacy Purpose    Action Provisions
JUNE 30, 2001              Amount Ratio    Amount   Ratio      Amount    Ratio
==============             ------ ------   ------   -----      ------    -----
                                       (Dollars in Thousands)
Total Capital
(to Risk Weighted Assets)
   Company                 $52.5  13.0%    $32.3     8.0%       $40.4    10.0%
   Bank                     49.9  12.4      32.2     8.0         40.3    10.0
Tier I Capital
(to Risk Weighted Assets)
   Company                 $47.4  11.7%    $16.2     4.0%       $24.2     6.0%
   Bank                     44.8  11.1      16.1     4.0         24.2     6.0
Tier I Capital
(to Average Assets)
   Company                 $47.4  8.2%     $23.1     4.0%       $28.9     5.0%
   Bank                     44.8  7.8       22.9     4.0         28.6     5.0


Risk Weighted Assets (Company)  $404,008
Average Assets (Company)        $577,014
Risk Weighted Assets (Bank)     $402,623
Average Assets (Bank)           $572,858

                                                                 To Be Well
                                                              Capitalized Under
                                             For Capital      Prompt Corrective
                              Actual      Adequacy Purpose    Action Provisions
JUNE 30, 2000             Amount Ratio    Amount   Ratio      Amount    Ratio
==============             ------ ------   ------   -----      ------    -----
                                       (Dollars in Thousands)

Total Capital
(to Risk Weighted Assets)
   Company                 $50.9  13.4%    $30.5    8.0%        $38.1    10.0%
   Bank                     49.0  12.3      32.0    8.0          40.0    10.0
Tier I Capital
(to Risk Weighted Assets)
   Company                 $46.1  12.1%    $15.2    4.0%        $22.8     6.0%
   Bank                     44.0  11.0      16.0    4.0          24.0     6.0
Tier I Capital
(to Average Assets)
   Company                 $46.1  8.2%     $22.6    4.0%        $28.2     5.0%
   Bank                     44.0  7.8       22.4    4.0          28.0     5.0


Risk Weighted Assets (Company)  $380,834
Average Assets (Company)        $564,016
Risk Weighted Assets (Bank)     $399,410
Average Assets (Bank)           $560,510


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


FINANCIAL CONDITION
-------------------
The Company's assets decreased to $576 million as of June 30, 2001, as compared to $586 million at December 31, 2000. Net loans receivable decreased $21.8 million to $478.6 million as of June 30, 2001 versus $500.4 million outstanding, as of December 31, 2000. The sale of single family mortgage loans in March, 2001 plus regular payoffs caused the decrease in the mortgage loan portfolio by $59 million. The decrease was offset by an increase in multi-family loans by $30 million, commercial real estate loans by $8 million and construction loans by $3.9 million. Consumer loans decreased by $3.5 million. Total securities increased by $9.4 million to $66.5 million. Deposits increased by 1% to $456 million as of June 30, 2001 compared to $451.7 million as of December 31, 2000. Non-interest bearing checking accounts increased 11% to $30.1 million versus $27.2 million as of December 31, 2000. Interest bearing checking accounts, savings deposits and the High Yield Money Market Account remained stable. The Company is focused on growing High Yield Account balances and attracting new commercial deposit accounts. The Company believes that the slow growth in the High Yield Money Market Account in 2001 was due to the rapid decline in the 91 day Treasury Bill rate to which the account is indexed. Deposit growth was centered in certificates of deposit that grew by $15.5 million. This was mostly offset by a decrease in purchased CDs by $14 million.

Stockholders' equity totaled $49.4 million at June 30, 2001. The number of common shares outstanding was 3,821,696 and the book value per common share outstanding was $12.92. The Company announced its 22nd stock repurchase program on May 31, 2001, enabling the Company to repurchase 100,000 shares of its outstanding stock. As of July 24, 2001, 18,116 shares had been repurchased at an average price of $14.42.

At June 30, 2001, the Allowance for Possible Loan Losses was $5.8 million as compared to $5.7 million at December 31, 2000. The Company recognized net charge-offs of $403,000 during the first half of 2001, versus $103,000 for the first half of 2000. The Company provided $500,000 in loan loss provision for the first half of 2001.

At June 30, 2001, total non-performing assets amounted to $3,745,000 or 0.65% of total assets compared to $5,499,000, or 0.94% of total assets at December 31, 2000. The non-performing $2.3 million construction loan from December 31, 2000 paid off in February 2001. As of June 30, 2001, the Company had a $1,600,000 impaired loan. The Company recorded a charge-off of $225,000 on that loan. Based on current market conditions, the Company does not anticipate additional principal losses on that loan.


The following table sets forth the amounts and categories of non-performing loans and assets.



                                   JUNE 30, 2001         DEC 31, 2000
                                   -------------         ------------
                                          (Dollars in Thousands)
Non-performing Loans:
  Commercial Loans                      $   29               $  327
  Multi-family Loans                         -                    -
  Commercial Real Estate Loans           1,600                2,385
  Construction Loans                       780                2,300
  Commercial/Municipal Leases                -                    -
  Mortgage Loans                           698                  425
  Consumer                                 302                   62
                                        ------               ------
   Total non-performing loans            3,409                5,499

Other real estate owned                    336                    -
Other repossessed assets                     -                    -
                                        ------               ------
   Total non-performing assets          $3,745               $5,499
                                        ======               ======
Total non-performing loans as
  a percentage of net loans               0.71%                1.10%
                                          ====                 ====
Total non-performing assets as
  a percentage of total assets            0.65%                0.94%
                                          ====                 ====

LIQUIDITY
---------
The Company's primary sources of funds are deposits, principal and interest payments on loans and mortgage-backed securities, and funds provided by other operations. While scheduled loan and mortgage-backed securities repayments and maturities of short-term investments are relatively predictable source of funds, deposit flows, and loan prepayments are greatly influenced by general interest rates, economic conditions, competition and the restructuring occurring in the banking industry.

The Company's cash flows are a result of three principal activities: operating activities, investing activities and financing activities. Net cash provided by operating activities was $4.7 million for the six months ended June 30, 2001. Net cash provided by investing activities was $13.1 million for the six months ended June 30, 2001. Net cash used in financing activities amounted to $14.8 million for the six months ended June 30, 2001.

The Company uses its liquidity to meet its ongoing commitments to fund maturing certificates of deposit and deposit withdrawals, repay borrowings, fund existing and continuing loan commitments, and pay operating expenses. At June 30, 2001, the Company had commitments to originate loans and undisbursed loan balances totaling $72.0 million and its customers had approved but unused lines of credit totaling $35.0 million. The Company considers its liquidity and capital resources to be adequate to meet its foreseeable short and long-term needs. The Company expects to be able to fund or refinance, on a timely basis, its material commitments and long-term liabilities.


SELECTED RATIOS
---------------

                                        THREE MONTHS ENDED   SIX MONTHS ENDED
                                         JUNE 30,  JUNE 30,  JUNE 30, JUNE 30,
                                           2001      2000     2001      2000
                                         -------   -------   -------  -------
Annualized Return on Avg. Equity           10.73%   9.65%     11.31%    9.58%
Annualized Return on Avg. Equity (Core)*   10.73    9.65      10.28     9.58
Annualized Return on Avg. Assets            0.91    0.80       0.95     0.79
Annualized Return on Avg. Assets (Core)*    0.91    0.80       0.86     0.79

Book Value per Share                      $12.92  $11.58     $12.92   $11.58
Closing Market Price per Share             15.32   10.50      15.32    10.50

Earnings per Primary Share:
   Basic                                  $0.34    $0.28      $0.71    $0.54
   Basic (Core)*                          $0.34    $0.28      $0.65    $0.54
   Diluted                                $0.33    $0.27      $0.70    $0.54
   Diluted (Core)*                        $0.33    $0.27      $0.64    $0.54

Net Interest Margin                        3.48%    3.21%      3.41%    3.15%

Ratio of Operating Expense to
   Average Total Assets, Annualized        2.54%    2.20%      2.39%    2.12%

Ratio of Net Interest Income to
   Non-Interest Expense                    1.32x    1.40x      1.37x    1.42x


* Core net income: Net income, adjusted for the after tax effect of the gain on sale of loans, that occurred in the first quarter of 2001.



RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2001 AND 2000
------------------------------------------------------------------------
Net income was $1,312,000 for the second quarter 2001, up 17% over $1,125,000 for the same period last year. Basic earnings per share were $0.34, a 21% increase compared to $0.28 per share for the second quarter of 2000. Diluted earnings per share were $0.33, a 22% increase compared to $0.27 per share for the second quarter 2000.

Return on average equity and return on average assets during the second quarter were 10.73% and 0.91% respectively during 2001 compared to 9.65% and 0.80% in 2000.

The Company's efficiency ratio was 61.39% compared to 60.90% in the second quarter of 2000. The Company's goal is to maintain an efficiency ratio in the 60% range.

Cash earnings (net earnings adjusted for the after tax impact of amortization of goodwill) for the second quarter of 2001 were approximately $1,343,000, or $0.35 (basic) and $0.34 (diluted) earnings per share, compared to $1,156,000 or $0.28 (basic) and $0.28 (diluted) earnings per share for the same period in 2000.

Net interest income increased by $480,000, or 11%, for the second quarter of 2001 compared to the second quarter of 2000. Average interest earning assets averaged $558 million for the second quarter of 2001, a $12 million increase compared to the second quarter of 2000. Interest income on interest earning assets remained at the same level as in the second quarter of 2000. The Federal Reserve's rate reductions of 2.75% caused a decrease in the Company's prime rate, which resulted in a decrease in interest received on loans and interest bearing deposits at banks. Average interest-bearing liabilities increased by $2.5 million to $486 million for the second quarter of 2001. Interest expense for the second quarter 2001 was reduced by $487,000, or 8% compared to the second quarter of 2000. The decline in interest expense was mostly attributed to the decline in the 91 day Treasury Bill rate on which the High Yield Money Market account is indexed. The interest expense on the High Yield Money Market account decreased by $316,000 with an increase in average balance of $21 million. The added liquidity from the sale of $54 million of the mortgage loan portfolio in March 2001 enabled the Company to moderately drop deposit yields and payoff higher costing advances and purchased CDs. The net interest spread averaged 2.85% during the second quarter of 2001, a 26 basis point increase from 2.59% during the second quarter of 2000. The yield on average earning assets decreased by 17 basis points while the cost of interest bearing liabilities decreased by 43 basis points. An increase of 19% or $4 million in average non-interest bearing liabilities helped increase the net interest margin. The net interest margin for the second quarter of 2001 was 3.48%, a 27 basis points increase compared to 3.21% for the same period in 2000.

The provision for loan losses was $250,000 for the second quarter of 2001 which was the same for the same period in 2000.

On a quarterly basis, management of the Company meets to review the adequacy of the Allowance for Possible Loan Losses. Each loan officer grades his or her individual commercial credits and the Company's outsourced loan review function validates the officers' grades. In the event that loan review results in a downgrade of the loan, it is included in the allowance analysis at the lower grade. The grading system is in compliance with the regulatory classifications and the allowance is allocated to the loans based on the regulatory grading, except in instances where there are known differences (i.e. collateral value is nominal, etc.). Once the specific portion of the allowance is calculated, management then calculates a historical portion for each loan category based on loan loss history, current economic conditions and trends in the portfolio, including delinquencies and impairments. As a result of this analysis, management believes that the allowance for estimated losses on loans at June 30, 2001 was at a level adequate to absorb probable incurred losses on existing loans, although there can be no assurance that such losses will not exceed estimated amounts.




LOAN LOSS ALLOWANCE ANALYSIS. The following table sets forth an analysis of the Company's allowance for possible loan losses for the periods indicated.

                                           Three Months Ended
                                           June 30,    June 30,
                                             2001        2000
                                         ----------  ----------
                                         (Dollars in Thousands)
Balance at Beginning of Period             $5,545      $5,091
Charge-offs:
  Commercial Loans                              -           -
  Multi-family Loans                            -           -
  Commercial Real Estate Loans                  -           -
  Construction Loans                            -           -
  Commercial/Municipal Leases                   -           -
  Mortgage Loans                                -          26
  Consumer                                     58          82
                                           ------      ------
  Charge-offs Total                            58         108
Recoveries:
  Commercial Loans                              -           -
  Multi-family Loans                            -           -
  Commercial Real Estate Loans                  -           -
  Construction Loans                            -           -
  Commercial/Municipal Leases                   -           -
  Mortgage Loans                                -           -
  Consumer                                     15           7
                                           ------      ------
  Recoveries Total                             15           7
                                           ------      ------
  Net Charge-offs                              43         101

Additions Charged to Operations               250         250
                                           ------      ------
Balance at End of Period                   $5,752      $5,240
                                           ======      ======
Ratio of Net Charge-offs During
  the Period to Average Loans
  Outstanding During the Period              0.01%       0.02%

Ratio of Allowance for Possible
  Loan Losses to Non-performing Loans        1.69x      10.80x



Net interest income after provision for possible loan losses increased by $480,000, or 12% to $4,563,000 for the three month period ended June 30, 2001, as compared to $4,083,000 for the three month period ended June 30, 2000.

Non-interest income increased $390,000, or 52%, to $1,147,000, from the comparable quarter last year. The Company experienced loan payoffs in multi-family and commercial real estate loans due to the decrease in lending rates. Loan prepayment fees increased by $211,000 in the second quarter of 2001 to $292,000, compared to $81,000 for the same period in 2000. Lien release fees increased by $51,000 to $68,000, compared to $17,000 for the comparable period in 2000. The volume of new loans generated increased due to the decline in interest rates. Mortgage banking income increased by $81,000 in the second quarter of 2001. Deposit related charges and fees increased by $30,000.

Non-interest expense increased $559,000 or 18% for the second quarter of 2001 from the comparable quarter in 2000. Total compensation and benefit costs increased $159,000 for the quarter ended June 30, 2001 versus June 30, 2000. This was partially due to an increase in commissions and incentives due to a higher volume of loan originations. Data processing expense increased by $61,000 due to added maintenance cost of internet banking that was introduced in November, 2000 and a change in the Company's item processing vendor. Advertising expense increased by $144,000 as efforts to attract core deposits were enhanced. Other real estate owned expense increased by $89,000 and legal expense increased by $67,000 due to costs incurred in the collection of non-performing loans and disposal of other real estate owned assets. The Company's goal is to maintain an efficiency ratio in the 60% range.

Income tax expense increased $124,000 to $739,000 for the quarter ended June 30, 2001, compared to $615,000 for the same period in 2000.


RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND 2000
------------------------------------------------------------------------
Core net income (net income, adjusted for the after tax effect of the gain on sale of loans) was $2,498,000 for the first six months of 2001, up 12% over $2,222,000 for the same period last year. Basic earnings per share on core earnings were $0.65, a 20% increase compared to $0.54 per share for the first six months of 2000. Diluted earnings per share on core earnings were $0.64, a 19% increase compared to $0.54 per share for the first six months of 2000. Excluded from the first six months of 2001 core net income was a $407,000 pretax gain on the sale of single family first mortgages. Net income with the gain was $2,747,000, up 24% over $2,222,000 for the same period last year. Basic earnings and diluted earnings per share with the loan sale gain were $0.71 and $0.70 respectively.

Return on average equity and return on average assets during the first six months, exclusive of the gain on sale of loans were 10.28% and 0.86% respectively during 2001 compared to 9.58% and 0.79% in 2000. Return on average equity and return on average assets with the gain on sale of single family first mortgages, were 11.31% and 0.95% respectively.

The Company's efficiency ratio improved to 59.11% compared to 60.18% for the first six months of 2000. The Company's 2001 goal is to maintain an efficiency ratio in the 60% range.

Core cash earnings (net income, exclusive of the gain on sale of loans, adjusted for the after tax impact of amortization of goodwill) for the first six months of 2001, were approximately $2,560,000, or $0.66 (basic) and $0.65 (diluted) earnings per share, compared to $2,284,000 or $0.56 (basic) and $0.55 (diluted) earnings per share for the same period in 2000. Cash earnings (net income including gain on sale of mortgage loans, adjusted for the after tax impact of amortization of goodwill) for the first six months of 2001 were approximately $2,809,000, or $0.73 (basic) and $0.72 (diluted) earnings per share.

Net interest income totaled $9,495,000 for the six months ended June 30, 2001, compared to $8,485,000 for the first six months of 2000. The Company's net interest margin increased 26 basis points, to 3.41% for the six months ended June 30, 2001 from 3.15% for the like period in 2000. The interest rate spread averaged 2.77% for 2001, a 20 basis point increase from 2.57% for 2000. Average balance of interest earning assets increased by $21.0 million and average yield on interest earning assets increased by 6 basis points. Average balance of interest-bearing liabilities increased $8.4 million and average cost of funds decreased by 14 basis points. The $4.5 million increase in average balance of non-interest bearing deposits contributed to the 26 basis point increase in the net interest margin.

The provision for possible loan losses was $500,000 for the first six months of 2001 versus $510,000 for the like period in 2000.

On a quarterly basis, management of the Company meets to review the adequacy of the Allowance for Possible Loan Losses. Each loan officer grades his or her individual commercial credits and the Company's outsourced loan review function validates the officers' grades. In the event that loan review results in a downgrade of the loan, it is included in the allowance analysis at the lower grade. The grading system is in compliance with the regulatory classifications and the allowance is allocated to the loans based on the regulatory grading, except in instances where there are known differences (i.e. collateral value is nominal, etc.) Once the specific portion of the allowance is calculated, management then calculates a historical portion for each loan category based on loan loss history, current economic conditions and trends in the portfolio, including delinquencies and impairments. As a result of this analysis, management believes that the allowance for estimated losses on loans at June 30, 2001 was at a level adequate to absorb probable incurred losses on existing loans, although there can be no assurance that such losses will not exceed the estimated amounts.

LOAN LOSS ALLOWANCE ANALYSIS. The following table sets forth an analysis of the Company's allowance for possible loan losses for the periods indicated.

                                            Six Months Ended
                                           June 30,    June 30,
                                             2001        2000
                                         ----------  ----------
                                         (Dollars in Thousands)
Balance at Beginning of Period             $5,655      $4,833
Charge-offs:
  Commercial Loans                              -           -
  Multi-family Loans                            -           -
  Commercial Real Estate Loans                271           -
  Construction Loans                            -           -
  Commercial/Municipal Leases                   -           -
  Mortgage Loans                                -          26
  Consumer                                    161          92
                                           ------      ------
  Charge-offs Total                           432         118
Recoveries:
  Commercial Loans                              -           -
  Multi-family Loans                            -           -
  Commercial Real Estate Loans                  -           -
  Construction Loans                            -           -
  Commercial/Municipal Leases                   -           -
  Mortgage Loans                                -           -
  Consumer                                     29          15
                                           ------      ------
  Recoveries Total                             29          15
                                           ------      ------
  Net Charge-offs                             403         103

Additions Charged to Operations               500         510
                                           ------      ------
Balance at End of Period                   $5,752      $5,240
                                           ======      ======
Ratio of Net Charge-offs During
  the Period to Average Loans
  Outstanding During the Period              0.01%       0.02%

Ratio of Allowance for Possible
  Loan Losses to Non-performing Loans        1.69x      10.80x


Net interest income after provision for possible loan losses increased by $1,010,000, or 13% to $8,995,000 for the six month period ended June 30, 2001, as compared to $7,975,000 for the six month period ended June 30, 2000.

Core non-interest income, excluding gain on sale of loans, increased $428,000, or 30%, to $1,858,000 from the comparable period last year. Loan charges and servicing fees were up $54,000, or 13% to $473,000 in 2001 compared to $419,000 in 2000. Loan prepayment fees were up $164,000, or 94% to $338,000 in
2001 compared to $174,000 in 2000. This was due to the decrease in interest rates which caused the volume of loan prepayments in multi-family loans and commercial real estate loans to increase. Mortgage banking income was up $152,000, or 73% to $360,000 in 2001 compared to $208,000 in 2000. The decrease in interest rates caused the volume of refinancing and generation of new loans to increase. Deposit related charges and fees increased by $63,000, up to $552,000 compared to $488,000 for the comparable period in 2000. Loss on sale of securities decreased $65,000 to $32,000 for the first six month period in 2001, as compared to a $97,000 loss last year. Insurance, annuity and brokerage commissions decreased by $64,000 to $56,000 for the first six month period in 2001 compared to $120,000 for the comparable period in 2000.

Non-interest income, including the gain on sale of loans for the first six month period of 2001 increased $835,000 or 58% up to $2,265,000 compared to $1,430,000 for the comparable period in 2000.

Non-interest expense increased $983,000 or 16% for 2001 from $5,951,000 in the comparable period in 2000. Compensation and benefits increased $460,000 or 14% to $3,827,000 for the six months ending June 30, 2001 versus $3,367,000 for 2000. As a result of the decrease in loan rates, the volume of loan originations picked up, which then resulted in an increase in commission expense and incentive compensation. Advertising expense increased $199,000 or 99% to $401,000 versus $202,000 for 2000. The Company' s goal is to increase its core deposit base. The Company expanded its deposit products and launched advertising campaigns to introduce the products to the market. Data processing expense increased $61,000 or 14% to $498,000 for the first six month period in 2001 versus $437,000 for the comparable period in 2000. This was mainly due to added maintenance cost of internet banking that was introduced in November, 2000 and a change in the Company's item processing vendor. Legal expense increased $104,000 or 353% for 2001 from $29,000 in the comparable period in 2000 due to costs incurred in the collection of non-performing loans and disposal of other real estate owned assets. Audit expense increased due to added audit coverage on internet banking and the computer network.

Income tax expense increased $347,000 to $1,562,000 for the six month period ending June 30, 2001, compared to $1,215,000 for the same period in 2000.


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


                              June 30, 2001

         Change in                                  Percent Change in
      Interest Rates        Percent Change in         MV of Portfolio
       (basis points)      Net Interest Income            Equity
      -----------------   ----------------------   -------------------
            +200                    -5%                     -5%

            +100                    -3                      -3

               0                     0                       0

            -100                    +3                      +5

            -200                    +7                     +12



                              June 30, 2000

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


ITEM 2.  CHANGES IN SECURITIES
         None


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
         None


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
	   On April 24, 2001, the annual meeting of stockholders was held. Gerald T. Niedert and David B. Speer were elected to serve as Class III directors with terms expiring in 2004. Continuing to serve as Class I directors with terms expiring in 2002 are George T. Drost and David M. Miller. Continuing to serve as Class II directors with terms expiring in 2003 are James L. Roberts and Frank A. Svoboda, Jr. The stockholders also ratified the appointment of Crowe, Chizek and Company L.L.P., as the Company's independent public accountants for the year ending December 31, 2001.

	   There were 3,850,241 issued and outstanding shares (4,403,803 issued, less 553,562 shares of treasury stock) of Common Stock at the time of the annual meeting. 3,497,073 shares were voted at the meeting. The voting on each item presented at the annual meeting was as follows:

	   Election of Directors            FOR	          WITHHELD
     	   ---------------------            ---             ---------
  	   Gerald T. Niedert             3,391,920           105,153
	   David B. Speer                3,394,071           103,002


	   Ratification of Accountants
         ----------------------------

             FOR            AGAINST         ABSTAIN       BROKER NON VOTES
             ---            -------         -------       ----------------
          3,404,020          85,732           7,322               0



ITEM 5.  OTHER INFORMATION
         None



ITEM 6.  EXHIBITS AND REPORTS
	  (a)   Reports on Form 8-K

         A report on Form 8-K was filed on April 24, 2001 to report under
         Item 5 the Company's earnings for the first quarter of 2001.

         A report on Form 8-K was filed on May 24, 2001 to report under Item 5 the declaration of a regular quarterly dividend.

         A report on Form 8-K was filed on May 31, 2001 to report under Item 5 the completion of the Company's 21st stock repurchase program and announcement of the Company's 22nd stock repurchase program.








                             SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



COVEST BANCSHARES, INC.



DATED:  JULY 24, 2001





BY:     /s/ JAMES L. ROBERTS
        JAMES L. ROBERTS
        PRESIDENT AND
        CHIEF EXECUTIVE OFFICER






BY:     /s/ PAUL A. LARSEN
        PAUL A. LARSEN
        EXECUTIVE VICE PRESIDENT,
        TREASURER AND
        CHIEF FINANCIAL OFFICER