Form 10-Q
period 2001-09-30
COVEST BANCSHARES INC
filed 2001-10-23
CIK 885694

UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, D.C.  20549
                  -----------------------------

                            FORM 10-Q

        Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934


For the Quarterly Period Ended          Commission File Number
       September 30, 2001                      0-20160

                  -----------------------------

                    COVEST BANCSHARES, INC.
     (Exact name of registrant as specified in its charter)


          Delaware                           36-3820609
(State or other jurisdiction       (I.R.S. Employer Identification
     of incorporation or                      Number)
        organization)

749 Lee Street, Des Plaines, Illinois               60016
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

                    Yes  --X--            No  -----

As of October 23, 2001, the Registrant had issued and outstanding 4,403,803 shares of the Registrant's Common Stock. In addition, it had also repurchased 911,084 shares which were being held as treasury stock.

                         COVEST BANCSHARES, INC.


                            Table of Contents


PART I.   FINANCIAL INFORMATION (UNAUDITED)                   PAGE NO.


          Item 1.   Financial Statements                         3


          Item 2.   Management's Discussion and
                    Analysis of Financial Condition and
                    Results of Operations                       14


PART II.  OTHER INFORMATION


          Item 1.   Legal Proceedings                           27


          Item 2.   Changes in Securities                       27


          Item 3.   Defaults upon Senior Securities             27


          Item 4.   Submission of Matters to a Vote of
                    Security Holders                            27


          Item 5.   Other Information                           27


          Item 6.   Exhibits and Reports                        27


          Form 10-Q Signatures                                  28


PART 1.   FINANCIAL INFORMATION
Item 1.   Consolidated Financial Statements
          (Unaudited)


COVEST BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Unaudited)

(Dollars in thousands, except
 per share data)

                                            SEPT 30, 2001        DEC 31, 2000
ASSETS                                      -------------        ------------
------------
CASH ON HAND AND IN BANKS                        $ 13,809            $ 10,501

INTEREST BEARING DEPOSITS                              41                  21
                                                 --------            --------
   Cash and Cash Equivalents                       13,850              10,522

SECURITIES:
   Securities Available-for-Sale                   44,296              41,237
   Mortgage-Backed and Related
      Securities Available-for-Sale                 4,663               9,081
   Federal Home Loan Bank and
      Federal Reserve Bank Stock                    7,215               6,866
                                                 --------            --------
TOTAL SECURITIES                                   56,174              57,184

LOANS RECEIVABLE:
   Commercial Loans                                43,124              36,630
   Multi-Family Loans                             198,555             163,292
   Commercial Real Estate Loans                    87,425              79,281
   Construction Loans                              56,338              48,127
   Commercial/Municipal Leases                      2,240               5,936
   Mortgage Loans                                  61,899             120,567
   Consumer Loans                                  47,881              51,870
   Mortgage Loans Held for Sale                     1,299                 383
                                                 --------            --------
      TOTAL LOANS RECEIVABLE                      498,761             506,086
   Allowance for Possible Loan Losses            (  6,030)            ( 5,655)
                                                 --------            --------
LOANS RECEIVABLE, NET                             492,731             500,431

ACCRUED INTEREST RECEIVABLE                         3,460               4,014
PREMISES AND EQUIPMENT                              9,566               9,976
OTHER REAL ESTATE OWNED                               306                   0
GOODWILL                                            1,389               1,544
MORTGAGE SERVICING RIGHTS                             253                 124
OTHER ASSETS                                        2,175               1,997
                                                 --------            --------
TOTAL ASSETS                                     $579,904            $585,792
                                                 ========            ========

See accompanying notes to unaudited consolidated financial statements


COVEST BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (Continued)
(Unaudited)

(Dollars in thousands, except per share data)

                                            SEPT 30, 2001        DEC 31, 2000
                                            -------------        ------------
LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
LIABILITIES:
   Deposits:
      Non-Interest Bearing                       $ 30,333            $ 27,197
      Interest Bearing Checking                    26,706              23,656
      Savings Accounts                             45,381              42,906
      Money Market Accounts                       122,239             119,767
      Certificates of Deposit                     181,393             162,870
      Jumbo CDs                                     5,512               8,958
      Purchased CDs                                37,974              66,371
                                                  -------             -------
                                                  449,538             451,725
   Short-Term Borrowings and Securities
      Sold U/A to Repurchase                       40,020              45,479
   Long-Term Advances from Federal
      Home Loan Bank                               29,000              29,000
   Advances from Borrowers for Taxes and
      Insurance                                     6,651               5,166
   Accrued Expenses and Other Liabilities           9,845               6,388
                                                  -------             -------
TOTAL LIABILITIES                                 535,054             537,758

STOCKHOLDERS' EQUITY:
   Common Stock, par value $.01 per share;
      7,500,000 authorized shares; 4,403,803
      shares issued at 9/30/01 and 12/31/00
      respectively                                     44                  44
   Additional Paid-in Capital                      17,205              17,501
   Retained Earnings                               40,087              36,783
   Treasury Stock, 911,084 shares and
      494,162 shares, held at cost 9/30/01
      and 12/31/00 respectively                   (13,317)             (6,244)
   Accumulated Other Comprehensive Income/(Loss)      831                 (50)
                                                 --------            --------
TOTAL STOCKHOLDERS' EQUITY                         44,850              48,034
                                                 --------            --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY       $579,904            $585,792
                                                 ========            ========

See accompanying notes to unaudited consolidated financial statements


COVEST BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF INCOME AND
COMPREHENSIVE INCOME
(Unaudited)
(Dollars in thousands, except per        THREE MONTHS ENDED   NINE MONTHS ENDED
 share data)                              SEPT 30,  SEPT 30,  SEPT 30,  SEPT 30,
                                            2001      2000      2001      2000
INTEREST INCOME                           -------   -------   -------   -------
  Loans and Leases Receivable             $ 9,615   $10,050   $29,795   $28,871
  Interest Bearing Deposits at Banks           48        10       393       288
  Mortgage-Backed and Related Securities       84       261       310       868
  Taxable Securities                          587       465     1,477     1,527
  Tax Exempt Securities                        71        95       256       288
  Other Interest and Dividend Income          136       132       382       369
                                          -------   -------   -------   -------
  Total Interest Income                    10,541    11,013    32,613    32,211

INTEREST EXPENSE
  Deposits                                  4,727     5,760    15,423    15,582
  Advances from Federal Home Loan Bank        752       670     2,328     3,206
  Other Borrowed Funds                         94       204       399       559
                                          -------   -------   -------   -------
  Total Interest Expense                    5,573     6,634    18,150    19,347
                                          -------   -------   -------   -------
NET INTEREST INCOME                         4,968     4,379    14,463    12,864
  Provision for Possible Loan Losses          300       250       800       760
                                          -------   -------   -------   -------
NET INTEREST INCOME AFTER PROVISION FOR
  POSSIBLE LOAN LOSSES                      4,668     4,129    13,663    12,104

NON-INTEREST INCOME
  Loan Related Fees                           549       319     1,720     1,120
  Deposit Related Charges and Fees            329       281       881       770
  Gain/(Loss) on Sale of Securities/Loans      (3)        -       371       (96)
  Insurance and Annuity Commissions            22        32        68       123
  Other                                        59        19       181       164
                                          -------   -------   -------   -------
  Total Non-Interest Income                   956       651     3,221     2,081

NON-INTEREST EXPENSE
  Compensation and Benefits                 1,838     1,637     5,665     5,004
  Occupancy and Equipment                     487       488     1,446     1,500
  Federal Deposit Insurance Premium            22        21        66        61
  Data Processing                             251       217       749       654
  Advertising                                 169       148       570       350
  Other Real Estate Owned                     (19)       (2)       62        (8)
  Amortization of Goodwill                     51        51       154       153
   Amortization of Mortgage Servicing Rights   32        10        67        21
   Other                                      487       413     1,491     1,216
                                          -------   -------   -------   -------
   Total Non-Interest Expense               3,318     2,983    10,270     8,951
                                          -------   -------   -------   -------
INCOME BEFORE INCOME TAXES                  2,306     1,797     6,614     5,234
Income Tax Provision                         (832)     (640)   (2,393)   (1,855)
                                          -------   -------   -------   -------
NET INCOME                                $ 1,474   $ 1,157   $ 4,221   $ 3,379
                                          =======   =======   =======   =======
Basic Earnings per Share                    $0.39     $0.29     $1.10     $0.84
Diluted Earnings per Share                  $0.37     $0.29     $1.07     $0.82
Comprehensive Income                      $ 1,785   $ 1,763   $ 5,102   $ 3,615

See accompanying notes to unaudited consolidated financial statements
COVEST BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in thousands)                                   NINE MONTHS ENDED
                                                       SEPT 30,     SEPT 30,
                                                         2001         2000
OPERATING ACTVITIES                                    --------    ---------
   Net Income                                          $ 4,221      $ 3,379
   Adjustment to Reconcile Net Income to
    Net Cash from Operating Activities
   Depreciation and Amortization of
        Premises and Equipment                             642          722
   Provision for Possible Loan Losses                      800          760
   Net (Gain)/Loss on Sale of
        Securities/Loans                                  (371)          96
   Federal Home Loan Bank Stock Dividend                  (349)        (217)
   Stock Award Earned                                        -           14
   Change In:
     Prepaid Expenses and Other Assets                    (152)         443
     Accrued Interest Receivable                           554           38
     Accrued Expenses and Other Liabilities              3,156         (808)
                                                     ---------    ---------
NET CASH FROM OPERATING ACTIVITIES                       8,501        4,427

CASH FLOWS FROM INVESTING ACTIVITIES
   Loan Originations, Net of Principal
     Payments                                          (47,577)     (24,918)
   Proceeds from Sale of Loans                          54,547            -
   Principal Payments on Mortgage-Backed
     and Related Securities                              1,553        2,262
   Purchases of Securities                             (41,222)        (120)
   Proceeds from Sales and Maturities
     of Securities                                      42,455       13,570
   Purchase of Federal Home Loan Bank
     and Federal Reserve Bank Stock                          -            -
   Purchase of Office Properties and
     Equipment                                            (232)         178
                                                     ---------    ---------
NET CASH FROM INVESTING ACTIVITIES                       9,524       (9,028)

CASH FLOWS FROM FINANCING ACTIVITIES
   Net Increase/(Decrease) in Deposits                  (2,187)      67,882
   Borrowings                                            4,260            -
   Repayment of Borrowings                              (9,719)     (56,146)
   Net Increase/(Decrease) in Mortgage
     Escrow Funds                                        1,485       (1,911)
   Purchase of Common Stock Net of Proceeds
     from Exercise of Stock Options                     (7,619)      (2,137)
   Dividend Paid                                          (917)        (966)
                                                     ---------    ---------
NET CASH FROM FINANCING ACTIVITIES                     (14,697)       6,722
                                                     ---------    ---------
NET INCREASE IN CASH AND CASH EQUIVALENTS                3,328        2,121

CASH AND CASH EQUIVALENTS, BEGINNING                    10,522       10,617
                                                     ---------    ---------
CASH AND CASH EQUIVALENTS, ENDING                      $13,850      $12,738
                                                     =========    =========

See accompanying notes to unaudited consolidated financial statements

COVEST BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(Unaudited)
(Dollars in thousands)

Nine months ended SEPTEMBER 30, 2001 and 2000


	                                                                                 ACCUMULATED
                                            ADDITIONAL                               UNEARNED   OTHER
                                   COMMON    PAID-IN     RETAINED   TREASURY   ESOP   STOCK  COMPREHENSIVE
                                   STOCK     CAPITAL     EARNINGS     STOCK    LOAN   AWARD   INCOME/LOSS   TOTAL
------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1999         $44     $17,919      $33,514   ($4,312)      -    ($14)     ($877)    $46,274

Net Income                                                  3,379                                            3,379

Change in Unrealized Gain on
  Securities Available-for-Sale,
  Net of Taxes                                                                                     236         236
                                                                                                            ------
       Comprehensive Income                                                                                  3,615

Cash Dividends ($.24 per share)                              (966)                                            (966)

Purchase of Treasury Stock                                           (2,403)                                (2,403)

Stock Award Earned                                                                       14                     14

Treasury Stock Reissued in
  Conjunction with Stock Option
  Exercises                                     (245)                   511                                    266

Tax Benefits related to Employee
  Stock Option Plans                              53                                                            53
------------------------------------------------------------------------------------------------------------------

Balance at September 30, 2000        $44     $17,727      $35,927   ($6,204)      -       -      ($641)    $46,853
==================================================================================================================

Balance at December 31, 2000         $44     $17,501      $36,783   ($6,244)      -       -       ($50)    $48,034

Net Income                                                  4,221                                            4,221

Change in Unrealized Loss on
  Securities Available-for-Sale,
  Net of Taxes                                                                                     881         881
                                                                                                            ------
       Comprehensive Income                                                                                  5,102

Cash Dividends ($.24 per share)                              (917)                                            (917)

Purchase of Treasury Stock                                           (8,530)                                (8,530)

Treasury Stock Reissued in
  Conjunction with Stock Option
  Exercises                                     (546)                 1,457                                    911

Tax Benefits related to Employee
  Stock Option Plans                             250                                                           250
------------------------------------------------------------------------------------------------------------------

Balance at September 30, 2001        $44     $17,205      $40,087  ($13,317)      -       -       $831     $44,850
==================================================================================================================

See accompanying notes to unaudited consolidated financial statements.

                                        COVEST BANCSHARES INC.
                               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                              (Unaudited)

AVERAGE BALANCE SHEET
The following table sets forth certain information related to the Company's average balance sheet.  It reflects the average yield on assets and average cost of liabilities for the periods indicated, on a fully tax equivalent basis, as derived by dividing income or expense by the average daily balance of assets or liabilities, respectively, for the periods indicated. (Dollars in Thousands)

                                                               THREE MONTHS ENDED
                                     -------------------------------------------------------------------
                                                SEPT 30, 2001                    SEPT 30, 2000
                                     --------------------------------- ---------------------------------
                                        AVERAGE                AVERAGE    AVERAGE             AVERAGE
                                        BALANCE   INTEREST   YIELD/COST   BALANCE  INTEREST  YIELD/COST
                                       --------   --------   ----------   -------  --------  ----------
INTEREST EARNING ASSETS:
  Commercial Loans(A)(B)               $ 40,183    $   731      7.28%    $ 32,443   $   693     8.54%
  Multi-Family Loans(A)(B)              191,840      3,610      7.53      146,186     2,973     8.13
  Commercial Real Estate Loans(A)(B)     87,127      1,771      8.13       67,087     1,386     8.26
  Construction Loans(A)(B)               55,373      1,271      9.18       44,970     1,271    11.31
  Commercial/Muni Leases(B)               2,612         39      5.97       10,787       166     6.17
  Mortgage Loans(A)(B)                   62,827      1,208      7.69      125,082     2,343     7.49
  Consumer Loans (A)                     48,458        985      8.11       52,530     1,222     9.30
  Securities                             49,543        694      5.61       40,248       603     5.99
  Mortgage-Backed and Related
    Securities                            4,650         84      7.23       15,086       261     6.93
  Equity Investments                      8,628        136      6.35        7,900       132     6.66
  Other Investments                       5,679         48      3.38          625        10     6.57
                                       --------    -------      ----     --------   -------     ----
Total Interest-Earning Assets          $556,920    $10,577      7.60%    $542,944   $11,060     8.15%
Non-Interest Earning Assets              19,183                            14,880
                                       --------                          --------
  TOTAL ASSETS                         $576,103                          %557,824
                                       ========                          ========
INTEREST-BEARING LIABILITIES:
  Interest-Bearing Checking            $ 25,703    $    88      1.37%    $ 23,300   $    66     1.13%
  Savings                                44,504        281      2.53       45,967       289     2.52
  Money Market                          120,401        993      3.30      107,699     1,611     5.98
  Certificates of Deposits              180,979      2,594      5.73      159,864     2,379     5.95
  Jumbo CDs                               6,317         82      5.19       11,662       185     6.35
  Purchased CDs                          46,657        689      5.90       72,302     1,230     6.80
  FHLB Advances                          48,750        752      6.17       42,750       670     6.27
  Other Borrowed Funds                   10,540         94      3.61       12,578       204     6.49
                                      ---------    -------      ----     --------   -------     ----
Total Interest-Bearing Liabilities     $483,851    $ 5,573      4.61%    $476,122   $ 6,634     5.57%
Non-Interest Bearing Deposits            28,740                            24,026
Other Liabilities                        14,046                            11,092
                                      ---------                          --------
TOTAL LIABILITIES                      $526,637                          $511,240

Stockholders' Equity                     49,466                            46,584
                                       --------                          --------
TOTAL LIABILITIES AND
   STOCKHOLDERS' EQUITY                $576,103                          $557,824
                                       ========                          ========
NET INTEREST INCOME                                $ 5,004                          $ 4,426
                                                   =======                          =======
NET INTEREST RATE SPREAD (C)                                    2.99%                           2.58%
                                                                ====                            ====
NET INTEREST MARGIN (D)                                         3.59%                           3.26%
                                                                ====                            ====
(A) Includes cash basis loans.
(B) Includes deferred fees/costs.
(C) Interest Rate Spread is calculated by subtracting the average cost of interest-bearing liabilities from the average rate on interest-earning assets.
(D) Net Interest Margin is calculated by dividing net interest income by average interest-earning assets.

AVERAGE BALANCE SHEET
The following table sets forth certain information related to the Company's average balance sheet.
It reflects the average yield on assets and average cost of liabilities for the periods indicated, on a fully tax equivalent basis, as derived by dividing income or expense by the average daily balance of assets or liabilities, respectively, for the periods indicated.
(Dollars in thousands)

                                                                NINE MONTHS ENDED
                                     -------------------------------------------------------------------
                                                SEPT 30, 2001                    SEPT 30, 2000
                                     --------------------------------- ---------------------------------
                                        AVERAGE                AVERAGE    AVERAGE             AVERAGE
                                        BALANCE   INTEREST   YIELD/COST   BALANCE  INTEREST  YIELD/COST
                                       --------   --------   ----------   -------  --------  ----------
INTEREST EARNING ASSETS:
  Commercial Loans(A)(B)               $ 38,505    $ 2,206      7.64%    $ 24,635   $ 1,492     8.08%
  Multi-Family Loans(A)(B)              183,879     10,678      7.74      135,595     8,048     7.91
  Commercial Real Estate Loans(A)(B)     83,406      5,121      8.19       70,879     4,420     8.31
  Construction Loans(A)(B)               51,908      3,789      9.73       43,776     3,569    10.87
  Commercial/Muni Leases(B)               3,663        165      6.01       15,077       710     6.28
  Mortgage Loans(A)(B)                   79,988      4,644      7.74      127,637     7,130     7.45
  Consumer Loans (A)                     49,735      3,192      8.56       52,002     3,505     8.99
  Securities                             42,964      1,864      5.78       43,599     1,960     5.99
  Mortgage-Backed and Related
    Securities                            5,864        310      7.05       16,690       868     6.93
  Equity Investments                      8,367        382      6.09        7,794       369     6.31
  Other Investments                      12,491        393      4.20        6,526       288     5.88
                                       --------    -------      ----     --------   -------     ----
Total Interest-Earning Assets          $560,770    $32,744      7.79%    $544,210   $32,359     7.93%
Non-Interest Earning Assets              17,612                            15,537
                                       --------                          --------
  TOTAL ASSETS                         $578,382                          $559,747
                                       ========                          ========
INTEREST-BEARING LIABILITIES:
  Interest-Bearing Checking            $ 24,182    $   234      1.29%    $ 22,811   $   190     1.11%
  Savings                                43,345        810      2.49       47,961       899     2.50
  Money Market                          120,645      3,544      3.92       98,645     4,225     5.71
  Certificates of Deposits              172,939      7,711      5.95      162,460     7,007     5.75
  Jumbo CDs                               8,382        368      5.85        9,903       445     5.99
  Purchased CDs                          58,166      2,756      6.32       57,037     2,816     6.58
  FHLB Advances                          49,817      2,328      6.23       70,168     3,206     6.09
  Other Borrowed Funds                   12,037        399      4.42       12,364       559     6.03
                                      ---------    -------      ----     --------   -------     ----
Total Interest-Bearing Liabilities     $489,513    $18,150      4.94%    $481,349   $19,347     5.36%
Non-Interest Bearing Deposits            26,864                            22,303
Other Liabilities                        13,118                             9,638
                                      ---------                          --------
TOTAL LIABILITIES                      $529,495                          $513,290

Stockholders' Equity                     48,887                            46,457
                                       --------                          --------
TOTAL LIABILITIES AND
   STOCKHOLDERS' EQUITY                $578,382                          $559,747
                                       ========                          ========
NET INTEREST INCOME                                $14,594                          $13,012
                                                   =======                          =======
NET INTEREST RATE SPREAD (C)                                    2.85%                           2.57%
                                                                ====                            ====
NET INTEREST MARGIN (D)                                         3.47%                           3.19%
                                                                ====                            ====
(A) Includes cash basis loans.
(B) Includes deferred fees/costs.
(C) Interest Rate Spread is calculated by subtracting the average cost of interest-bearing liabilities from the average rate on interest-earning assets.
(D) Net Interest Margin is calculated by dividing net interest income by average interest-earning assets.


(1) Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Regulation
S-X Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

The results of operations and other data for the periods ended September 30, 2001 are not necessarily indicative of results that may be expected for the entire year ending December 31, 2001.

In the opinion of management, the unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial information of CoVest Bancshares, Inc. (the "Company"), including its wholly owned subsidiary, CoVest Banc (the "Bank").

Certain amounts in prior consolidated financial statements have been reclassified to conform to the September 30, 2001 presentation.


(2) Nature of Operations

The Company is a bank holding company organized under the laws of the state of Delaware. It provides a full line of financial services to customers within nine counties in northeast Illinois from its three branch locations.

A reconciliation of the numerators and denominators for earnings per common share dilution computations for the three month periods ended September 30, 2001 and 2000 are presented below: (dollars and shares in thousands)


                                        Three Months Ended September 30,
                                        --------------------------------
                                               2001            2000
                                               ----            ----
Earnings per share:
  Net Income                                 $1,474          $1,157
  Weighted average common shares
    Outstanding                               3,789           3,952
                                              -----           -----
  Basic earnings per share                    $0.39           $0.29
                                              =====           =====
Earnings per share assuming dilution:
  Net Income                                 $1,474          $1,157
                                              =====          ======
  Weighted average common shares
    Outstanding                               3,789           3,952

  Add: dilutive effect of assumed
         exercises of stock options
         and management retention plan          143              69
                                              -----           -----
  Weighted average common and dilutive
    potential common shares outstanding       3,932           4,021
                                              =====           =====
  Diluted earnings per share                  $0.37           $0.29
                                              =====           =====

A reconciliation of the numerators and denominators for earnings per common share dilution computations for the nine month periods ended September 30, 2001 and 2000 are presented below: (dollars and shares in thousands)


                                         Nine Months Ended September 30,
                                        --------------------------------
                                               2001            2000
                                               ----            ----
Earnings per share:
  Net Income                                 $4,221          $3,379
  Weighted average common shares
    Outstanding                               3,830           4,039
                                              -----           -----
  Basic earnings per share                    $1.10           $0.84
                                              =====           =====
Earnings per share assuming dilution:
  Net Income                                 $4,221          $3,379
                                              =====          ======
  Weighted average common shares
    Outstanding                               3,830           4,039

  Add: dilutive effect of assumed
         exercises of stock options
         and management retention plan           98              61
                                              -----           -----
  Weighted average common and dilutive
    potential common shares outstanding       3,928           4,100
                                              =====           =====
  Diluted earnings per share                  $1.07           $0.82
                                              =====           =====


At September 30, 2001, options to purchase 162,000 shares were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the common stock and were therefore, antidilutive.


(3) Stock Repurchase Program

The following table summarizes the Company's stock repurchase programs.


                                                         Average
                    Date         Date     # of Shares   Price per
       Program#   Announced   Completed   Repurchased     Share
       ========   =========   =========   ===========   =========
         20th      9/1/00      1/30/01       100,000      $12.12
         21st     1/30/01      5/31/01       100,000      $13.57
         22nd     5/31/01      9/28/01       383,981      $17.58


The Company repurchased 365,865 shares in the third quarter of 2001 and 518,560 shares in 2001.


(4) Cash Dividend

The regular quarterly dividend for the third quarter of 2001 was paid at $.08 per share. The same quarterly dividend was paid for the third quarter of 2000.


(5) Regulatory Capital Requirements

Pursuant to the Financial Institutions Reform, Recovery and Enforcement Act of 1989 ("FIRREA"), as implemented by regulations promulgated by the Office of the Comptroller of the Currency (the "OCC"), national banks must meet three separate minimum capital requirements. The following table summarizes, as of September 30, 2001, the Company's and Bank's capital requirements under FIRREA and their actual capital ratios. As of September 30, 2001, the Company and the Bank exceeded all current minimum regulatory capital requirements.


                                                               To Be Well
                                                            Capitalized Under
                                            For Capital      Prompt Corrective
                                Actual    Adequacy Purpose   Action Provisions
SEPTEMBER 30, 2001          Amount  Ratio   Amount Ratio      Amount   Ratio
==================          ------  ------  ------ ------     ------   -----
                                        (Dollars in Thousands)
Total Capital
(to Risk Weighted Assets)
   Company                   $47.9  11.6%    $33.1  8.0%       $41.3    10.0%
   Bank                       49.6  12.0      33.1  8.0         41.4    10.0
Tier I Capital
(to Risk Weighted Assets)
   Company                    42.6  10.3      16.5  4.0         24.8     6.0
   Bank                       44.3  10.7      16.6  4.0         24.8     6.0
Tier I Capital
(to Average Assets)
   Company                    42.6   7.4      23.0  4.0         28.8     5.0
   Bank                       44.3   7.7      22.9  4.0         28.6     5.0

Risk Weighted Assets (Company)  $413,362
Average Assets (Company)         576,103
Risk Weighted Assets (Bank)      413,933
Average Assets (Bank)            572,963


                                                               To Be Well
                                                            Capitalized Under
                                             For Capital     Prompt Corrective
                                Actual    Adequacy Purpose   Action Provisions
SEPTEMBER 30, 2000          Amount  Ratio   Amount Ratio      Amount   Ratio
==================          ------  ------  ------ ------     ------   -----
                                        (Dollars in Thousands)
Total Capital
(to Risk Weighted Assets)
   Company                   $50.9  12.8%    $31.8  8.0%       $39.8    10.0%
   Bank                       49.0  12.4      31.7  8.0         39.7    10.0
Tier I Capital
(to Risk Weighted Assets)
   Company                    45.9  11.5      15.9  4.0         23.9     6.0
   Bank                       44.0  11.1      15.9  4.0         23.8     6.0
Tier I Capital
(to Average Assets)
   Company                    45.9   8.2      22.3  4.0         28.0     5.0
   Bank                       44.0   7.9      22.3  4.0         27.9     5.0

Risk Weighted Assets (Company)  $397,538
Average Assets (Company)         557,824
Risk Weighted Assets (Bank)      396,607
Average Assets (Bank)            558,597


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


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW
--------
The Company's business activities currently consist of ownership of the Bank, and investments in other equity securities. The Bank's principal business consists of attracting deposits from the public and investing these deposits, together with funds generated from operations, primarily in commercial loans, multi-family, commercial real estate loans, and consumer loans. The Bank's deposit accounts are insured to the maximum allowable by the Federal Deposit Insurance Corporation (the "FDIC").

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


FINANCIAL CONDITION
-------------------
The Company's assets decreased by 1% to $579.9 million as of September 30, 2001, as compared to $585.8 million at December 31, 2000. Net loans receivable decreased $7.7 million to $492.7 million as of September 30, 2001 versus $500.4 million outstanding, as of December 31, 2000. Single family mortgage loans were sold in March 2001 to reduce interest rate risk exposure on long term fixed rate assets. The sale of $54.5 million of loans plus regular payoffs caused the decrease in the mortgage loan portfolio by $58.7 million. The decrease was offset by an increase in multi-family loans by $35.3 million, commercial real estate loans by $8.1 million, construction loans by $8.2 million and commercial loans by $6.5 million. Commercial leases and consumer loans decreased by $3.7 and $4.0 million respectively. The increase in multi-family loans consisted mostly of adjustable rate loans with repricing terms of not more than five years. Total securities slightly decreased by $1.0 million to $56.2 million. Mortgage-backed securities decreased by 49% to $4.7 million compared to $9.1 million as of December 31, 2000. U.S. government agencies increased by 8% to $44.3 million compared to $41.2 million as of December 31, 2000. Deposits slightly decreased to $449.5 million as of September 30, 2001 compared to $451.7 million as of December 31, 2000. Non-interest bearing checking accounts increased 11% to $30.3 million compared to $27.2 million as of December 31, 2000. Interest bearing checking accounts increased 13% to $26.7 million compared to $23.7 million as of December 31, 2000. Savings deposits increased 6% to $45.4 million compared to $42.9 million as of December 31, 2000. The High Yield Money Market Account increased 2% to $122.2 million compared to $119.8 millions as of December 31, 2000. The Company believes that the slow growth in the High Yield Money Market Account in 2001 was due to rapid decline in the 91 day Treasury Bill rate to which the account is indexed. The increase in savings deposits can be attributed to the decline of the 91 day Treasury Bill rate below 2.50% toward the mid part of September 2001. Certificates of deposit increased by $18.5 million to $181.4 million compared to $162.9 million as of December 31, 2000 as customers extended their maturities in a falling rate environment. This was mostly offset by a decrease in purchased CDs by $28.4 million and jumbo CDs by $3.4 million. The Company's core deposits increased while higher cost purchased CDs decreased. Included in short-term borrowings is a $2.2 million note incurred in connection with the Company's stock repurchase program. This borrowing will be repaid from dividends from the Bank over the next several quarters. Overall, other borrowings decreased by $5.5 million to $69.0 million compared to $74.5 million as of December 31, 2000.

Stockholders' equity totaled $44.8 million at September 30, 2001. The number of common shares outstanding was 3,492,719 and the book value per common share outstanding was $12.84.

The Company announced the expansion of its 22nd stock repurchase program on September 26, 2001, enabling the Company to repurchase 383,981 shares of its outstanding stock. The repurchase was completed on September 28, 2001. A total of 383,981 shares were repurchased at an average price of $17.58.

At September 30, 2001, the Allowance for Possible Loan Losses was $6.0 million as compared to $5.7 million at December 31, 2000. The Company recognized net charge-offs of $425,000 during the first nine months of 2001.

At September 30, 2001, total non-performing assets amounted to $3,653,000 or 0.63% of total assets compared to $5,499,000, or 0.94% of total assets at December 31, 2000. A $2.3 million construction loan that had been categorized in the accruing 90 days delinquent loans from December 31, 2000, paid off in February 2001.

As of September 30, 2001, the Company had a $1,600,000 impaired loan. This was a $1,825,000 loan, which the Company took a partial charge off of $225,000 in March 2001.

The Other Real Estate Owned asset of $306,000 is a multi-family property and the Company recorded a $30,000 valuation allowance on the property.


The following table sets forth the amounts and categories of non-performing loans and assets.

                                         SEPT 30, 2001    DEC 31, 2000
                                         ------------     ------------
                                            (Dollars in Thousands)
Non-accruing Loans:
  Commercial Loans                          $   29          $    29
  Multi-family Loans                             -                -
  Commercial Real Estate Loans               1,600            1,843
  Construction Loans                           780                -
  Commercial/Municipal Leases                    -                -
  Mortgage Loans                               758              425
  Consumer                                      54               62
                                            ------           ------
  Total                                      3,221            2,359

Accruing Loans Delinquent 90 days or More:
  Commercial Loans                          $    -          $   298
  Multi-family Loans                             -                -
  Commercial Real Estate Loans                  48              542
  Construction Loans                             -            2,300
  Commercial/Municipal Leases                   61                -
  Mortgage Loans                                 -                -
  Consumer                                       -                -
                                            ------           ------
  Total                                        109            3,140
                                            ------           ------
      Total Non-performing Loans            $3,330           $5,499
                                            ======           ======

Other Real Estate Owned                        306                -
Other Repossessed Assets                        17                -
                                            ------           ------
      Total Non-performing Assets           $3,653           $5,499
                                            ======           ======
Total Non-performing Loans as
  a Percentage of Net Loans                   0.68%            1.10%
                                              ====             ====
Total Non-performing Assets as
  a Percentage of Total Assets                0.63%            0.94%
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

The Company's cash flows are a result of three principal activities: operating activities, investing activities and financing activities. Net cash provided by operating activities was $8.5 million for the nine months ended September 30, 2001. Net cash provided by investing activities was $9.5 million for the nine months ended September 30, 2001. Net cash used in financing activities amounted to $14.7 million for the nine months ended September 30, 2001.

The Company uses its liquidity to meet its ongoing commitments to fund maturing certificates of deposit and deposit withdrawals, repay borrowings, fund existing and continuing loan commitments, and pay operating expenses. At September 30, 2001, the Company had commitments to originate loans and undisbursed loan balances totaling $77 million and its customers had approved but unused lines of credit totaling $35 million. The Company considers its liquidity and capital resources to be adequate to meet its foreseeable short and long-term needs. The Company expects to be able to fund or refinance, on a timely basis, its material commitments and long-term liabilities.


SELECTED RATIOS
---------------
(unaudited)
                                        THREE MONTHS ENDED    NINE MONTHS ENDED
                                          SEPT 30, SEPT 30,   SEPT 30, SEPT 30,
                                             2001     2000       2001     2000
                                           ------    -----     ------   ------
Annualized Return on Avg. Equity            11.92%    9.93%     11.51%    9.70%
Annualized Return on Avg. Equity (Core)*    11.92     9.93      10.83     9.70
Annualized Return on Avg. Assets             1.02     0.83       0.97     0.80
Annualized Return on Avg. Assets (Core)*     1.02     0.83       0.91     0.80
Book Value per Share                       $12.84   $11.96     $12.84   $11.96
Closing Market Price per Share             $18.05   $12.00     $18.05   $12.00

Earnings per Primary Share:
   Basic                                    $0.39    $0.29      $1.10    $0.84
   Basic (Core)*                            $0.37    $0.29      $1.04    $0.84
   Diluted                                  $0.39    $0.29      $1.07    $0.82
   Diluted (Core)*                          $0.37    $0.29      $1.01    $0.82

Net Interest Margin                          3.59%    3.26%      3.47%    3.19%
Ratio of Operating Expense to
   Average Total Assets, Annualized          2.30%    2.13%      2.36%    2.13%
Ratio of Net Interest Income to
   Non-Interest Expense                      1.50x    1.47x      1.41x    1.44x


* Core net income: Net income, adjusted for the after tax effect of the gain on sale of loans in the amount of $249,000, that occurred in the first quarter of 2001.


RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
-----------------------------------------------------------------------------
Net income was $1,474,000 for the third quarter of 2001, up 27% over $1,157,000 for the same period last year. Basic earnings per share were $0.39, a 34% increase compared to $0.29 per share for the third quarter of 2000. Diluted earnings per share were $0.37, a 28% increase compared to $0.29 per share for the third quarter of 2000.

Return of average equity and return on average assets during the third quarter were 11.92% and 1.02% respectively during 2001, compared to 9.93% and 0.83% in 2000.

The Company's efficiency ratio was 56.01% compared to 59.31% in the third quarter of 2001. The Company's goal is to maintain an efficiency ratio below 60%.

Cash earnings (net earnings adjusted for the after tax impact of amortization of goodwill) for the third quarter of 2001 were approximately $1,505,000, or $0.40 (basic) and $0.38 (diluted) earnings per share, compared to $1,188,000 or $0.30 (basic) and $0.30 (diluted) earnings per share for the same period in 2000.

Net interest income increased by $589,000, or 13%, for the third quarter of 2001 compared to the third quarter of 2000. Average interest earning assets averaged $556.9 million for the third quarter of 2001, a $14 million increase compared to the third quarter of 2000. Interest income on interest earning assets decreased by $483,000. The Federal Reserve's rate reductions caused a decrease in the Company's prime rate, which resulted in a decrease in interest received on loans and investments. Loan costs related to commercial real estate loan prepayments, which were accounted for as a reduction to interest income, amounted to $105,000 for the third quarter of 2001. Average interest-bearing liabilities of $483.8 million for the third quarter of 2001 increased $7.7 million compared to the same period in 2000. Interest expense for the third quarter of 2001 was reduced by $1,061,000, or 16% compared to the third quarter of 2000. The decline in interest expense was mostly attributed to the rapid decline in the 91 day Treasury Bill rate on which the High Yield Money Market account is indexed. The High Yield Money Market account averaged $120.4 million for the third quarter, a $12.7 million increase compared to the third quarter of 2000. The interest expense on the High Yield Money Market account decreased by $618,000. The added liquidity from the sale of $54 million of the mortgage loan portfolio in March 2001 enabled the Company to moderately drop deposit yields and payoff $20.0 million of high yielding advances and purchased CDs. The net interest spread averaged 2.99% during the third quarter of 2001, a 41 basis point increase from 2.58% during the third quarter of 2000. The yield on average earning assets decreased by 55 basis points while the cost of interest bearing liabilities decreased by 96 basis points. An increase of 18% or $4.4 million in average non-interest bearing deposits helped increase the net interest margin. The net interest margin for the third quarter of 2001 was 3.59%, a 33 basis points increase compared to 3.26% for the same period in 2000.

The provision for possible loan losses was $300,000 for the third quarter of 2001, an increase of $50,000 when compared to the same period in 2000. The increase in the provision was due to the growth in commercial, multi-family, commercial real estate and construction loans and uncertainty surrounding the future of the Chicagoland economy.

On a quarterly basis, management of the Company meets to review the adequacy of the Allowance for Possible Loan Losses. Each loan officer grades his or her individual commercial credits and the Company's outsourced loan review function validates the officers' grades. In the event that loan review results in a downgrade of the loan, it is included in the allowance analysis at the lower grade. The grading system is in compliance with the regulatory classifications and the allowance is allocated to the loans based on the regulatory grading, except in instances where there are known differences (i.e. collateral value is nominal, etc.) Once the specific portion of the allowance is calculated, management then calculates a historical portion for each loan category based on loan loss history, current economic conditions and trends in the portfolio, including delinquencies and impairments. Though the allowance for estimated losses on loans at September 30, 2001 was at a level adequate to absorb probable incurred losses on existing loans, there can be no assurance that such losses will not exceed the estimated amount.

The events of September 11th dramatically accelerated a weakening economic environment. The short and long-term impact on the Company from reduced consumer confidence, corporate job reductions and the increased cost of security cannot clearly be assessed today. It may have a possible negative effect on the earnings, asset quality and adequacy for possible loan losses.



LOAN LOSS ALLOWANCE ANALYSIS. The following table sets forth an analysis of the Company's allowance for possible loan losses for the periods indicated.


                                            Three Months Ended
                                            Sept 30,    Sept 30,
                                               2001        2000
                                           ----------  ----------
                                           (Dollars in Thousands)

Balance at Beginning of Period               $5,752     $5,240
Charge-offs:

  Commercial Loans                                -          -
  Multi-family Loans                              -          -
  Commercial Real Estate Loans                    -          -
  Construction Loans                              -          -
  Commercial/Municipal Leases                     -          -
  Mortgage Loans                                  -          -
  Consumer                                       29         21
                                             ------     ------
  Charge-offs Total                              29         21

Recoveries:

  Commercial Loans                                -          -
  Multi-family Loans                              -          -
  Commercial Real Estate Loans                    -          -
  Construction Loans                              -          -
  Commercial/Municipal Leases                     -          -
  Mortgage Loans                                  -          -
  Consumer                                        7          5
                                             ------     ------
  Recoveries Total                                7          5
                                             ------     ------
  Net Charge-offs                                22         16


Additions Charged to Operations                 300        250
                                             ------     ------
Balance at End of Period                     $6,030     $5,474
                                             ======     ======
Ratio of Net Charge-offs During
  the Period to Average Loans
  Outstanding During the Period                0.00%      0.00%

Ratio of Allowance for Possible
  Loan Losses to Non-performing Loans          1.84x      1.82x


Net interest income after provision for possible loan loses increased by $539,000, or 13%, to $4,668,000 for the three month period ended September 30, 2001, as compared to $4,129,000 for the three month period ended September 30, 2000.

Non-interest income increased $305,000, or 47%, to $956,000, from the comparable quarter last year. The Company experienced loan payoffs in multi-family loans due to the decrease in various lending rates. Loan servicing fees increased by $230,000 for the third quarter of 2001 to $549,000, compared to $319,000 for the same period in 2000. This was mostly from prepayment fees that increased by $203,000, lien release fees that increased by $16,000 and mortgage banking income in the amount of $5,000. Deposit related charges and fees increased by $48,000 to $329,000, mostly from the introduction of check imaging in August 2001. Account analysis charges on commercial accounts also increased due to lower earnings credits and additional deposit volume. Other income increased by $40,000 to $59,000 for the third quarter of 2001, compared to $19,000 for the comparable period in 2000. This increase was the result of a $72,000 loss on asset disposition incurred in August 2000 in connection with the closing of the Mortgage Center in McHenry partially offset by a credit card servicing income decrease of $16,000 in the third quarter of 2001.

Non-interest expense increased $335,000 or 11% for the third quarter of 2001 from the comparable quarter in 2000. Total compensation and benefit costs increased $201,000 for the quarter ended September 30, 2001 versus September 30, 2000. This was mainly due to an increase in commissions and incentives due to higher volume of loan originations. Data processing expense increased by $34,000, partly due to a change in the Company's item processing vendor in March 2001 and due to added maintenance costs of internet banking that was introduced in December 2000. Advertising expense increased by $21,000 as efforts continue to attract core deposits. Amortization of mortgage servicing rights increased by $22,000 due to the retention of servicing for mortgage loan customers who had multiple relationships with the Company, from the sale of mortgage loan portfolio in March 2001 and the increased prepayment in the third quarter of 2001. Legal expense increased by $22,000 due to costs incurred in the collection of non-performing loans and the disposal of other real estate owned assets. Audit expense increased by $18,000 due to expanded audit coverage for internet banking and network security. The Company's efficiency ratio for the third quarter of 2001 was 56.01%. The Company's goal is to maintain an efficiency ratio below 60%.

Income tax expense increased $192,000 to $832,000 for the quarter ended September 30, 2001, compared to $640,000 for the same period in 2000. The effective tax rate approximated 36% for each period.


RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
---------------------------------------------------------------------------
Core net income (net income, adjusted for the after tax effect of the gain on sale of loans) was $3,972,000 for the first nine months of 2001, up 18% over $3,379,000 for the same period last year. Basic earnings per share on core earnings were $1.04, a 24% increase compared to $0.84 per share for the nine months of 2000. Diluted earnings per share on core earnings were $1.01, a 23% increase compared to $0.82 per share for the first nine months of 2000. Excluded from the first nine months core net income is a $407,000 pretax gain on sale of single family first mortgages. Net income with the gain was $4,221,000, up 25% over $3,379,000 for the same period last year. Basic earnings and diluted earnings per share with the gain were $1.10 and $1.07 respectively.

Return of average equity and return on average assets during the first nine months, exclusive of the gain on sale of loans, were 10.83% and 0.91% respectively during 2001 compared to 9.70% and 0.80% in 2000. Return on average equity and return on average assets with the gain on sale of single family first mortgages, were 11.51% and 0.97% respectively.

The Company's efficiency ratio improved to 58.08% compared to 59.89% for the first nine months of 2000. The Company's 2001 goal is to maintain an efficiency ratio below 60%.

Core cash earnings (net income, exclusive of the gain on sale of loans, adjusted for the after tax impact of amortization of goodwill) for the first nine months of 2001, were approximately $4,066,000, or $1.06 (basic) and $1.04 (diluted) earnings per share, compared to $3,473,000 or $0.86 (basic) and $0.85 (diluted) earnings per share for the same period in 2000. Cash earnings (net income including gain on sale of mortgage loans, adjusted for the after tax impact of amortization of goodwill) for the first nine months of 2001 were approximately $4,315,000, or $1.13 (basic) and $1.10 (diluted) earnings per share.

Net interest income totaled $14,463,000 for the nine months ended September 30, 2001, compared to $12,864,000 for the first nine months of 2000. Interest income increased by $402,000 while interest expense decreased by $1,197,000. The Company's net interest margin increased 28 basis points, to 3.47% for the nine months ended September 30, 2001 from 3.19% for the like period in 2000. The interest rate spread averaged 2.85% for 2001, a 28 basis point increase from 2.57% for 2000. Average balance of interest earning assets increased by $16.6 million and average yield on interest earning assets decreased by 14 basis points partially due to the Company setting up floors on various non-retail loan products. The average balance of interest-bearing liabilities increased $8.2 million and the average cost of funds decreased by 42 basis points. The $4.6 million increase in average balance of non-interest bearing deposits contributed to the increase in net interest margin.

The provision for possible loan losses was $800,000 for the first nine months of 2001 versus $760,000 for the like period in 2000.

On a quarterly basis, management of the Company meets to review the adequacy of the Allowance for Possible Loan Losses. Each loan officer grades his or her individual commercial credits and the Company's outsourced loan review function validates the officers' grades. In the event that loan review results in a downgrade of the loan, it is included in the allowance analysis at the lower grade. The grading system is in compliance with the regulatory classifications and the allowance is allocated to the loans based on the regulatory grading, except in instances where there are known differences (i.e. collateral value is nominal, etc.) Once the specific portion of the allowance is calculated, management then calculates a historical portion for each loan category based on loan loss history, current economic conditions and trends in the portfolio, including delinquencies and impairments. As a result of this analysis, management believes that the allowance for estimated losses on loans at September 30, 2001 was at a level adequate to absorb probable incurred losses on existing loans, although there can be no assurance that such losses will not exceed the estimated amounts.

The events of September 11th dramatically accelerated a weakening economic environment. The short and long-term impact on the Company from reduced consumer confidence, corporate job reductions and the increased cost of security cannot clearly be assessed today. It may have a possible negative effect on the earnings, asset quality and adequacy for possible loan losses.

LOAN LOSS ALLOWANCE ANALYSIS. The following table sets forth an analysis of the Company's allowance for possible loan losses for the periods indicated.



                                             Nine Months Ended
                                            Sept 30,    Sept 30,
                                               2001       2000
                                           ----------  ----------
                                           (Dollars in Thousands)

Balance at Beginning of Period               $5,655     $4,833
Charge-offs:

  Commercial Loans                                -          -
  Multi-family Loans                             45          -
  Commercial Real Estate Loans                  226          -
  Construction Loans                              -          -
  Commercial/Municipal Leases                     -          -
  Mortgage Loans                                  -         26
  Consumer                                      190        113
                                             ------     ------
  Charge-offs Total                             461        139

Recoveries:

  Commercial Loans                                -          -
  Multi-family Loans                              -          -
  Commercial Real Estate Loans                    -          -
  Construction Loans                              -          -
  Commercial/Municipal Leases                     -          -
  Mortgage Loans                                  -          -
  Consumer                                       36         20
                                             ------     ------
  Recoveries Total                               36         20
                                             ------     ------
  Net Charge-offs                               425        119


Additions Charged to Operations                 800        760
                                             ------     ------
Balance at End of Period                     $6,030     $5,474
                                             ======     ======
Ratio of Net Charge-offs During
  the Period to Average Loans
  Outstanding During the Period                0.09%      0.03%

Ratio of Allowance for Possible
  Loan Losses to Non-performing Loans          1.84x      1.82x


Net interest income after provision for possible loan losses increased by $1,559,000, or 13%, to $13,663,000 for the nine month period ended September 30, 2001, as compared to $12,104,000 for the nine month period ended September 30, 2000.

Core non-interest income, excluding gain on sale of loans, increased $891,000, or 43%, to $2,972,000 from the comparable period last year. Loan charges and servicing fees were up $600,000, or 54%, to $1,720,000 in 2001 compared to $1,120,000 in 2000. Loan prepayment fees were up $367,000, or 188% to $562,000 in 2001 compared to $195,000 in 2000. Lien release fees were up $54,000, or 133%, to $95,000 in 2001 compared to $41,000 in 2000.
This was due to the decrease in interest rates which caused the volume of loan prepayments in multi-family loans and commercial real estate loans to increase. Mortgage banking income was up $157,000, or 48%, to $487,000 in 2001 compared to $330,000 in 2000. The decrease in interest rates caused the volume of refinancing and generation of new loans to increase. Deposit related charges and fees increased by $111,000, up to $881,000 compared to $770,000 for the comparable period in 2000. This mainly resulted from the introduction of photo imaging in August 2001, check enclosure fees and account analysis charges on commercial loans. Loss on sale of securities decreased $61,000 to $35,000 for the first nine month period in 2001, as compared to a $96,000 loss last year. Insurance, annuity and brokerage commission decreased by $84,000 to $73,000 for the first nine month period in 2001 compared to $157,000 for the comparable period in 2000.

Non-interest income, including the gain on sale of loans for the first nine-month period of 2001, increased $1,140,000 or 55% up to $3,221,000 compared to $2,081,000 for the comparable period in 2000.

Non-interest expense increased $1,319,000 or 15% to $10,270,000 in 2001 from
$8,951,000 in the comparable period in 2000.   Compensation and benefits
increased $661,000 or 13% to $5,665,000 for the nine months ended September 30, 2001 versus $5,004,000 for 2000. The slower economy has resulted in less employee turnover and job vacancies. The Company's staffing requirements have been full since the second quarter of 2001. The number of full-time equivalent employees as of September 30, 2001 was 132 compared to 123 at September 30, 2000. Advertising expense increased $220,000, or 63%, to $570,000 versus $350,000 for 2000. The Company' s goal is to increase its core deposit base. The Company expanded its deposit products and launched advertising campaigns to introduce the products to the market. Data processing expense increased $95,000, or 15%, to $749,000 for the first nine month period in 2001 versus $654,000 for the comparable period in 2000. This was mainly due to added maintenance cost of internet banking and a change in item processor. Legal expense increased $138,000 or 269% for 2001 from
$51,000 in the comparable period in 2000.   This was due to costs incurred in
the collection of non-performing loans and disposal of other real estate owned. Audit expense increased due to added audit coverage on internet banking and computer network. The Company's efficiency ratio for the nine months ended September 30, 2001 was 58.08%. The Company's goal is to maintain an efficiency ratio below 60%.

Income tax expense increased $538,000 to $2,393,000 for the nine month period ending September 30, 2001, compared to $1,855,000 for the same period in 2000. The effective tax rate approximated 36% for the nine months ended September 30, 2001 and 35.4% for the nine months ended September 30, 2000.


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

The Company has been setting floors on its non-retail adjustable rate loans as a protection in a falling rate environment since the introduction of that type of product to its loan mix. On October 9, 2001, the Company entered into an Interest Rate Cap Agreement with Morgan Keegan for a notional amount of $10 million for three years, against the 91 day Treasury Bill rate, at the strike rate of 4.50%. The Company paid a fixed amount of $113,000 covering the entire 3-year agreement. A weekly weighted average calculation will be used to determine Morgan Keegan's position and will be liable for the difference when the 91 day Treasury Bill rate exceeds 4.50%. The Company believes that the move will help cushion the impact of rising rates, particularly on the High Yield Money Market account that is indexed to the weekly 91 day Treasury Bill auction.

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

The following table presents the Company's exposure for the next twelve months, to hypothetical changes in interest rates at the dates indicated.


                            September 30, 2001


   Change in                                        Percent Change in
 Interest Rates            Percent Change in        MV of Portfolio
  (basis points)          Net Interest Income            Equity
----------------         ---------------------     -------------------
     +200                         -7%                      -6%

     +100                         -4                       -3

        0                          0                        0

     -100                         +3                       +1

     -200                         +8                       +3



                            September 30, 2000


   Change in                                        Percent Change in
 Interest Rates            Percent Change in        MV of Portfolio
  (basis points)          Net Interest Income            Equity
----------------         ---------------------     -------------------
     +200                         -6%                     -10%

     +100                         -3                       -5

        0                          0                        0

     -100                         +3                       +5

     -200                         +6                      +11



The following table presents the Company's cumulative gap position as of the dates indicated:

                        September 30, 2001          September 30, 2000
                        ------------------          ------------------
(Dollars in Thousands)

      90 days                 ($56,299)                   ($13,359)
     180 days                 ($73,552)                   ($38,577)
     360 days                 ($84,548)                   ($80,304)



Gap represents the difference of repricing opportunities between the Company's assets and liabilities for the next twelve months.


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


NEW ACCOUNTING STANDARDS

In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") 141, "Business Combinations", which requires that all business combinations be accounted for under a single method, the purchase method. Use of the pooling-of-interests method is no longer permitted. SFAS 141 requires that the purchase method be used for business combinations initiated after June 30, 2001. Since this accounting standard applies to business combinations initiated after June 30, 2001, it will have no effect on the Company's financial statements unless the Company enters into a business combination transaction subsequent to that date.

In July 2001, the FASB also issued SFAS 142, "Goodwill and Other Intangible Assets", which requires that goodwill no longer be amortized to earnings, but instead be reviewed for impairment. The amortization of goodwill ceases upon adoption of the Statement, which for most companies, will be January 1, 2002. The Company is still evaluating the impact of SFAS 142, however, based upon a preliminary review it believes that the amortization of goodwill will continue to be expensed in the future.


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


ITEM 2.  CHANGES IN SECURITIES
         None


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
         None


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         None


ITEM 5.  OTHER INFORMATION
         None


ITEM 6.  EXHIBITS AND REPORTS

         (a)   Reports on Form 8-K

A report on Form 8-K was filed on July 24, 2001 to report under Item 5 the Company's earnings for the second quarter of 2001.

A report on Form 8-K was filed on August 29, 2001 to report under
Item 5 the declaration of a regular quarterly dividend.

A report on Form 8-K was filed on September 26, 2001 to report under
Item 5 the expansion of the stock repurchase program.

A report on Form 8-K was filed on September 28, 2001 to report under
Item 5 the completion of the stock repurchase program.


                             SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


COVEST BANCSHARES, INC.


DATED:  OCTOBER 23, 2001






BY:     /s/ JAMES L. ROBERTS
        JAMES L. ROBERTS
        PRESIDENT AND
        CHIEF EXECUTIVE OFFICER






BY:     /s/ PAUL A. LARSEN
        PAUL A. LARSEN
        EXECUTIVE VICE PRESIDENT,
        TREASURER AND
        CHIEF FINANCIAL OFFICER