Form 10-K405
period 2001-12-31
COVEST BANCSHARES INC
filed 2002-03-21
CIK 885694

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                   ----------

                                    FORM 10-K

    |X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934 [Fee Required]
        For the fiscal year ended December 31, 2001

    OR

    | | TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                     EXCHANGE ACT OF 1934 [No Fee Required]
                For the transition period from _______ to _______

                         Commission File Number 0-20160

                                   ----------

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such requirements for the past 90 days.
                               YES |X|    NO | |

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

As of March 1, 2002, the Registrant had issued 4,403,803 shares of the Registrant's Common Stock. In addition, it had also repurchased 870,149 shares which were being held as treasury stock. The aggregate market value of the voting stock held by non-affiliates of the Registrant as of March 1, 2002, was $26,135,000.*

                       DOCUMENTS INCORPORATED BY REFERENCE
                       -----------------------------------

      PART III of Form 10-K--Portions of the Proxy Statement for the 2002
                        Annual Meeting of Stockholders.


* Based on the closing price of the Registrant's Common Stock on March 1, 2002, and reports of beneficial ownership filed by directors and executive officers of Registrant and by beneficial owners of more than 5% of the outstanding shares of Common Stock of Registrant; however, such determination of shares owned by affiliates does not constitute an admission of affiliate status or beneficial interest in shares of Registrant's Common Stock.

                             COVEST BANCSHARES, INC.

                         2001 ANNUAL REPORT ON FORM 10-K

                                Table of Contents

                                                                                       Page
                                                                                     Number
                                     PART I
Item 1.     Business.................................................................   5

Item 2.     Properties...............................................................  33

Item 3.     Legal Proceedings........................................................  33

Item 4.     Submission of Matters to a Vote of Security Holders......................  33

                                     PART II

Item 5.     Market for the Registrant's Common Stock and Related
                    Stockholder Matters..............................................  34

Item 6.     Selected Financial Data..................................................  36

Item 7.     Management's Discussion and Analysis of Results of Operations and
                    Financial Condition..............................................  38

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk...............  48

Item 8.     Consolidated Financial Statements........................................  52

Item 9.     Changes in and Disagreements With Accountants on Accounting and Financial
                    Disclosure.......................................................  83

                                    PART III

Item 10.    Directors and Executive Officers of the Registrant.......................  83

Item 11.    Executive Compensation...................................................  83

Item 12.    Security Ownership of Certain Beneficial Owners and  Management..........  83

Item 13.    Certain Relationships and Related Transactions...........................  83

                                     PART IV

Item 14.    Exhibits, Financial Statement Schedules, and Reports on Form 8-K.........  84

SIGNATURE............................................................................  85

                                     PART I

               SPECIAL NOTE CONCERNING FORWARD-LOOKING STATEMENTS

This document (including information incorporated by reference) contains, and future oral and written statements of CoVest Bancshares, Inc., a Delaware corporation (the "Company") and its management may contain, forward-looking statements, within the meaning of such term in the Private Securities Litigation Reform Act of 1995, with respect to the financial condition, results of operations, plans, objectives, future performance and business of the Company. Forward-looking statements, which may be based upon beliefs, expectations and assumptions of the Company's management and on information currently available to management, are generally identifiable by the use of words such as "believe," "expect," "anticipate," "plan," "intend," "estimate," "may," "will," "would," "could," "should" or other similar expressions. Additionally, all statements in this document, including forward-looking statements, speak only as of the date they are made, and the Company undertakes no obligation to update any statement in light of new information or future events.

The Company's ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on the operations and future prospects of the Company and its subsidiaries include, but are not limited to, the following:

- The strength of the United States economy in general and the strength of the local economies in which the Company conducts its operations which may be less favorable than expected and may result in, among other things, a deterioration in the credit quality and value of the Company's assets.

- The economic impact of the terrorist attacks that occurred on September 11th, as well as any future threats and attacks, and the response of the United States to any such threats and attacks.

- The effects of, and changes in, federal, state and local laws, regulations and policies affecting banking, securities, insurance and monetary and financial matters.

- The effects of changes in interest rates (including the effects of changes in the rate of prepayments of the Company's assets) and the policies of the Board of Governors of the Federal Reserve System.

- The ability of the Company to compete with other financial institutions as effectively as the Company currently intends due to increases in competitive pressures in the financial services sector.

- The inability of the Company to obtain new customers and to retain existing customers.

- The timely development and acceptance of products and services, including products and services offered through alternative delivery channels such as the Internet.

- Technological changes implemented by the Company and by other parties, including third party vendors, which may be more difficult or more expensive than anticipated or which may have unforeseen consequences to the Company and its customers.

- The ability of the Company to develop and maintain secure and reliable electronic systems.

- The ability of the Company to retain key executives and employees and the difficulty that the Company may experience in replacing key executives and employees in an effective manner.

- Consumer spending and saving habits which may change in a manner that affects the Company's business adversely.

- Business combinations and the integration of acquired businesses which may be more difficult or expensive than expected.

-     The costs, effects and outcomes of existing or future litigation.

- Changes in accounting policies and practices, as may be adopted by state and federal regulatory agencies and the Financial Accounting Standards Board.

- The ability of the Company to manage the risks associated with the foregoing as well as anticipated.

These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Additional information concerning the Company and its business, including other factors that could materially affect the Company's financial results, is included in the Company's filings with the Securities and Exchange Commission.

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

MARKET AREA

The Company's main office and a drive-up facility are located in downtown Des Plaines, Illinois. Des Plaines is a mature suburban Chicago community which had a population of approximately 55,250 in 2000. Des Plaines is located approximately 20 miles from downtown Chicago and five miles north of Chicago's O'Hare airport.

In March, 1994, the Company established its first branch office in Arlington Heights, Illinois, through the acquisition from the Resolution Trust Corporation of the deposits and office building of the Arlington Heights branch of the former Irving Federal Bank, F.S.B. Arlington Heights is a suburban Chicago community located approximately 10 miles northwest of Des Plaines. Based on the 2000 census, it had a population of approximately 76,500.

On March 2, 1995, the Company opened its second branch in Schaumburg, Illinois. Schaumburg is located approximately 16 miles southwest of Arlington Heights and approximately 13 miles west of Des Plaines. Schaumburg had a population of 75,000 in 2000.

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

LOAN PORTFOLIO COMPOSITION

The following table outlines the composition of the Company's loan portfolio in dollar amounts and in percentages as of the dates indicated:

                                                                        December 31,
                               -----------------------------------------------------------------------------------------------------
                                       2001                2000                 1999                 1998                1997
                                       ----                ----                 ----                 ----                ----
                                Amount    Percent    Amount    Percent    Amount    Percent    Amount    Percent    Amount   Percent
                                ------    -------    ------    -------    ------    -------    ------    -------    ------   -------
                                                                     (Dollars in Thousands)
Commercial loans               $ 46,770     9.08%   $ 36,397     7.21%   $ 17,207     3.69%   $  8,035     1.98%   $  5,504    1.44%
Real estate loans
    One-to-four family(1)        59,551    11.56     121,076    23.98     130,235    27.91     154,182    37.94     235,425   61.76
    Multi-family                222,556    43.19     162,102    32.09     126,109    27.03      55,661    13.70       4,604    1.21
    Commercial real estate       79,403    15.41      79,298    15.70      73,596    15.77      66,776    16.43      56,220   14.75
    Construction                 58,933    11.44      48,324     9.57      46,177     9.90      40,572     9.98       8,939    2.34
                               --------   ------    --------   ------    --------   ------    --------   ------    --------  ------

      Total real estate loans   420,443    81.60     410,800    81.34     376,117    80.61     317,191    78.05     305,188   80.06

Commercial leases                 1,774     0.34       5,928     1.17      22,029     4.72      35,166     8.66      11,274    2.96

Consumer loans
   Automobile                    10,661     2.07      15,550     3.08      21,387     4.58      21,036     5.18      22,781    5.98
   Home equity                   33,460     6.49      33,567     6.65      27,786     5.96      22,654     5.57      21,987    5.77
   Credit card                       --       --          --       --          --       --          --       --      13,469    3.53
   Other                          2,152     0.42       2,753     0.55       2,066     0.44       2,290     0.56       1,008    0.26
                               --------   ------    --------   ------    --------   ------    --------   ------    --------  ------

      Total consumer loans       46,273     8.98      51,870    10.28      51,239    10.98      45,980    11.31      59,245   15.54
                               --------   ------    --------   ------    --------   ------    --------   ------    --------  ------

        Total loans             515,260   100.00%    504,995   100.00%    466,592   100.00%    406,372   100.00%    381,211  100.00%
                                          ======               ======               ======               ======              ======

Net deferred costs                  907                1,091                  938                  269                  275
                               --------             --------             --------             --------             --------
   Total loans receivable      $516,167             $506,086             $467,530             $406,641             $381,486
                               ========             ========             ========             ========             ========

(1) Including loans held for sale.

The following table shows the composition of the Company's loan portfolio by fixed and adjustable rates at the dates indicated:

                                                                            December 31,
                                       ---------------------------------------------------------------------------------------------
                                             2001               2000              1999                 1998              1997
                                             ----               ----              ----                 ----              ----
                                       Amount   Percent   Amount   Percent   Amount   Percent    Amount   Percent  Amount    Percent
                                       ------   -------   ------   -------   ------   -------    ------   -------  ------    -------
                                                                        (Dollars in Thousands)
Fixed rate loans
   Commercial loans                   $ 21,465    4.17%  $ 19,747    3.91%  $  9,799    2.10%  $  1,722    0.42%  $    438     0.11%

   Real estate loans
        One-to-four family(1)           25,486    4.95     54,774   10.85     65,526   14.04     89,390   22.00    137,314    36.02
        Multi-family                    12,168    2.36      2,736    0.54      4,390    0.94        391    0.10        576     0.15
        Commercial real estate          44,472    8.63     35,367    7.00     29,687    6.36     19,735    4.85     15,863     4.16
        Construction                        --      --         --      --        600    0.13        199    0.05         63     0.02
                                      --------  ------   --------  ------  ---------  ------   --------  ------   --------   ------

             Total real estate loans    82,126   15.94     92,877   18.39    100,203   21.47    109,715   27.00    153,816    40.35

        Commercial leases                1,774    0.34      5,928    1.17     22,029    4.72     35,166    8.66     11,274     2.96

        Consumer loans                  25,616    4.97     31,618    6.26     31,436    6.74     27,292    6.71     29,424     7.72
                                      --------  ------   --------  ------  ---------  ------   --------  ------   --------   ------

             Total fixed rate loans    130,981   25.42    150,170   29.73    163,467   35.03    173,895   42.79    194,952    51.14
                                      --------  ------   --------  ------  ---------  ------   --------  ------   --------   ------

Adjustable-rate loans
   Commercial loans                     25,305    4.91     16,650    3.30      7,408    1.59      6,313    1.56      5,066     1.32

   Real estate loans
        One-to-four family              34,065    6.61     66,302   13.13     64,709   13.87     64,792   15.94     98,111    25.74
        Multi-family                   210,388   40.83    159,366   31.56    121,719   26.09     55,270   13.60      4,028     1.06
        Commercial real estate          34,931    6.78     43,931    8.70     43,909    9.41     47,041   11.58     40,357    10.59
        Construction                    58,933   11.44     48,324    9.57     45,577    9.77     40,373    9.93      8,876     2.33
                                      --------  ------   --------  ------  ---------  ------   --------  ------   --------   ------

             Total real estate loans   338,317   65.66    317,923   62.96    275,914   59.14    207,476   51.05    151,372    39.72

        Consumer loans                  20,657    4.01     20,252    4.01     19,803    4.24     18,688    4.60     29,821     7.82
                                      --------  ------   --------  ------  ---------  ------   --------  ------   --------   ------

             Total adjustable-rate
                    loans              384,279   74.58    354,825   70.27    303,125   64.97    232,477   57.21    186,259    48.86
                                      --------  ------   --------  ------  ---------  ------   --------  ------   --------   ------

Total loans                            515,260  100.00%   504,995  100.00%   466,592  100.00%   406,372  100.00%   381,211   100.00%
                                                ======             ======             ======             ======              ======

Net deferred costs                         907              1,091                938                269                275
                                      --------           --------          ---------           --------           --------

     Total loans receivable           $516,167           $506,086          $467,530            $406,641           $381,486
                                      ========           ========          ========            ========           ========

(1)   Including loans held for sale.

Adjustable rate loans are indexed to the prime rate, 91-day Treasury Bill, 1 year, 3 year and 5 year constant maturity Treasuries. The terms of the multi-family loans and commercial real estate loans are subject to floors and ceilings for the entire term of the loan. This means that if the rates go down, the rates on the loans cannot go below the floors level. Some loans may currently be at their floor level, which in a rising rate environment may not increase proportionally with the index. On the other hand, when rates go up, loans that have hit their ceiling, may not go up in relation to their individual indexes.

The following schedule illustrates the contractual maturities of the Company's loan portfolio at December 31, 2001. Mortgages which have adjustable or floating interest rates are shown as maturing in the period during which the contract is due. The schedule does not reflect the effects of possible prepayments or enforcement of due-on-sale clauses:

                       One-to-Four Family                            Commercial Real
                     Residential Loans (1)   Commercial Loans (2)    Estate Loans (3)       Consumer Loans             Total
                     ---------------------   --------------------    ----------------       --------------             -----
Coming due                       Weighted                Weighted              Weighted              Weighted               Weighted
years ending                     Average                 Average               Average               Average                Average
December 31,         Amount      Rate        Amount      Rate        Amount    Rate        Amount    Rate        Amount     Rate
                     ------      ----        ------      ----        ------    ----        ------    ----        ------     ----
2002                $ 3,592      7.47%      $25,746      5.69%     $ 66,717    5.69%      $ 4,805    8.22%      $100,860    7.02%
2003                  1,669      7.50         8,214      7.93        23,350    7.93         5,751    7.13         38,984    7.57
2004                  9,605      6.95         4,317      7.38        22,374    7.38         3,671    7.33         39,967    7.51
2005 to 2006          3,983      7.78         8,416      7.85        41,678    7.85         3,315    7.17         57,392    7.16
2007 to 2011          6,714      7.49         1,851      6.24       204,827    6.24        28,647    6.73        242,039    7.41
2012 to 2026         25,566      7.41            --      0.00         1,946    0.00            84    9.76         27,596    7.40
2027 and beyond       8,422      7.46            --      0.00            --    0.00            --    0.00          8,422    7.46
                    -------      ----       -------      ----      --------    ----       -------    ----       --------    ----

         Total      $59,551      7.38%      $48,544      6.61%     $360,892    6.61%      $46,273    7.01%      $515,260    7.32%
                    =======      ====       =======      ====      ========    ====       =======    ====       ========    ====

(1)   Includes loans held for sale.
(2)   Commercial loans consist of commercial loans and commercial leases.
(3) Commercial real estate loans consist of commercial real estate loans, construction loans and multi-family loans.

Approximately $112.6 million in fixed rate loans and $301.8 million in variable rate loans had maturities in excess of one year at December 31, 2001.

The aggregate amount of loans that the Bank is permitted to make to any one borrower is generally limited to 15% of unimpaired capital and surplus (25% if the security for such loan has a "readily ascertainable" value). At December 31, 2001, the Bank's regulatory loan-to-one borrower limit was $7.6 million. On the same date, the Bank's largest lending relationship was $7.0 million. As of December 31, 2001, the Bank had four relationships in the range of $6.4 million to $7.0 million.

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

COMMERCIAL LENDING

Over the past six years, the Company has continued to increase its originations of commercial real estate loans, multi-family loans and commercial loans. Management intends to continue to focus on this type of lending. The commercial real estate loans, multi-family loans and construction loans are secured by property generally within the Company's market area. Commercial real estate lending is generally considered to involve a higher level of risk than single-family residential lending. This is due to concentration of principal in a limited number of loans and borrowers, the effects of general economic conditions on real estate developers and managers, and on income producing properties.

The Company has attempted to minimize the foregoing risks by adopting what management believes are conservative underwriting guidelines that impose more astringent loan-to-value ratios, applicant's payment history, cash flow, value of collateral, and credit worthiness of the business. These types of loans carry a rate higher than residential mortgages.

At December 31, 2001, the Company had $79.4 million in commercial real estate loans, $58.9 million in construction loans, $46.8 million in commercial loans, $1.8 million in commercial leases, and $222.6 million in multi-family loans. The allowance for possible loan and lease losses included $6.0 million for these types of loans at December 31, 2001.

Multi-family loans showed the largest dollar increase in 2001. These loans are concentrated in the counties surrounding the Company's locations with the major dollar volumes and numbers being situated in Cook County, Illinois. Most of these loans are to finance or refinance apartment buildings ranging in size from five units up to 24 units. The terms of the loans are prime rate adjustable, weekly three-month treasury bill adjustable, one year adjustable rate, three year adjustable rate, or five year adjustable rate, adjusting in accordance with a designated index, that is generally subject to a floor, a ceiling, prepayment penalties and have a maximum loan-to-value ratio of 80%. The Company, to augment its liquidity needs and reduce credit exposure, may sell participations on less than two-year originated, fixed rate multi-family loans. As of December 31, 2001, $24.0 million of the multi-family loan portfolio has been participated out without recourse.

Construction lending is primarily for rehabilitation projects in Cook County and some land development projects around the Company's lending area. These rehabilitation projects are for the conversion of old warehouse and factory space into single family townhouses or condominiums. The typical build out time is less than eighteen months and is priced at a margin above the prime rate. The Company, to augment its liquidity needs and reduce credit exposure, may sell participations of construction loans. As of December 31, 2001, $14.6 million of the construction loan portfolio has been participated out without recourse. The Company intends to reduce it exposure in this type of lending in 2002.

Commercial real estate loans are primarily for mixed use properties, occupied office buildings, operating strip malls and hotel or motel loans. These loans usually reprice at least every five years based upon a margin over the five year constant maturity treasury. The Company, to augment its liquidity needs and reduce credit exposure, may sell participations of construction loans. As of December 31, 2001, $7.3 million of the commercial real estate loan portfolio has been participated out without recourse.

ONE-TO-FOUR FAMILY RESIDENTIAL REAL ESTATE LENDING

In general, the Company retains in its portfolio only single-family residential mortgage loans that provide periodic adjustments of the interest rate (adjustable-rate mortgage loans). These loans generally have terms of up to 30-years and interest rates which adjust every one or two years in accordance with an index based on the yield on certain U.S. government securities. A portion of these loans may guarantee borrowers a fixed rate of interest for the first three to five years of the loan's term. It is the Company's normal practice to discount the interest rate it charges on its adjustable-rate mortgage loans during the first one to five years of the loan, which has the effect of reducing a borrower's payment during such years. In addition, most of the Company's adjustable-rate mortgage loan agreements permit borrowers to convert their adjustable-rate loans to fixed rate loans.

Adjustable-rate mortgage loans decrease the Company's exposure to risks associated with changes in interest rates, but involve other risks because as interest rates increase, borrowers' monthly payments increase, thus increasing the potential for default. This risk has not had any adverse effect on the Company to date, although no assurances can be made with respect to future periods.

Although the Company generally retains only adjustable-rate mortgage loans in its portfolio, it continues to originate fixed-rate mortgage loans in order to provide a full range of product to its customers. Such loans are originated only under terms, conditions, and documentation standards that make such loans eligible for sale to the Federal Home Loan Mortgage Corporation ("FHLMC"), the Federal National Mortgage Association ("FNMA") and other institutional investors. The Company generally sells these loans at the time they are originated. Sales of mortgage loans provide additional funds for lending and other business purposes and have generally been under terms that do not provide for any recourse to the Company by the purchaser.

During 2001, mortgage banking originated and sold on a service release basis 273 loans. Additionally, 192 loans were originated and retained in the Company's portfolio. Originated and retained loans consisted mostly of 3/11 and 5/11 adjustable rate mortgage loans.

The Company will continue to originate loans targeted at low and moderate income home buyers, through the Affordable Housing Program, which will be retained in its portfolio. Of the 192 loans originated, 75 were, through affordable housing program that represented $9.6 million.

At December 2001, $59.6 million, including loans held for sale, of the Company's loan portfolio consisted of loans on one-to-four family residences. At December 31, 2001, the Company's largest outstanding residential loan was $693,000. Substantially all of the residential loans originated by the Company are secured by properties located in the Company's primary market area. See "Originations, Purchases and Sales of Loans". At December 31, 2001, the Company held as mortgage-backed securities ("MBS") previously securitized with Federal Home Loan Mortgage Corporation $3.8 million of 30 year fixed-rate single family residential mortgage loans.

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

When the Company services loans for others, it is compensated for the aforementioned services through retention of servicing fee from borrowers' monthly payments. The Company also receives fees and interest income from ancillary sources such as delinquency charges and float on escrow accounts and other funds.

CONSUMER LENDING

Management believes that offering consumer loan products helps to expand and create stronger ties to the Company's existing customer base. The Company offers a variety of secured consumer loans, including direct automobile loans, second mortgage loans (including home improvement loans), home equity lines, and loans secured by deposit accounts. In addition, the Company offers unsecured consumer loans. Management believes that these loans, which carry a higher rate of interest, can enhance the bottom line when offered in conjunction with a prudent credit risk policy and collection program. In 1999, the Company also began accepting loan applications through the Internet, which expands the market area.

The Company currently originates substantially all of its consumer loans in its primary market area. At December 31, 2001, the Company's consumer loans totaled $46.3 million or 8.98% of the Company's loan portfolio.

For second mortgage and home equity loans, the Company evaluates both the borrower's ability to make principal, interest and escrow payments and the value of the property that will secure the loan. The Company's second mortgage loans and home equity lines of credit are generally originated in amounts which, together with the amount of the first mortgage, do not exceed 100% of the appraised value of the property securing the loan. Home equity loans are revolving lines-of-credit, with the interest rate floating at a stated margin over the prime rate. Second mortgage loans are generally made for terms of up to ten years with fixed interest rates. Other consumer loan terms vary according to the type of collateral, length of contract and creditworthiness of the borrower. The outstanding balance of these types of loans was $33.5 million at December 31, 2001.

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

Consumer loans may entail greater risk than residential mortgage loans, particularly in the case of consumer loans which are unsecured or secured by depreciable assets such as automobiles. The outstanding balance in automobile loans and other consumer loans at December 31, 2001 was $12.8 million. In such cases, any repossessed collateral for defaulted consumer loans may not provide adequate sources of repayment for the outstanding loan balances as a result of the greater likelihood of damage, loss or depreciation. In addition, consumer loan collections are dependent on the borrower's continuing financial stability, and thus are more likely to be affected by adverse personal circumstances. Furthermore, the application of various federal and state laws, including federal and state bankruptcy and insolvency laws, may limit the amount which can be recovered on such loans. Although the level of delinquencies in the Company's consumer loan portfolio has been manageable, there can be no assurance that delinquencies will not increase in the future.

MORTGAGE-BACKED AND RELATED SECURITIES

The Company rarely purchases mortgage-backed and mortgage-related securities to supplement loan production. The Company has also retained the servicing rights on all loans securitized with FHLMC.

The following schedule sets forth the contractual maturities of the Company's mortgage-backed securities using amortized cost as of December 31, 2001. All such securities are considered available-for-sale. Almost all of the mortgage-backed securities are anticipated to be repaid in advance of their contractual maturity as a result of projected mortgage loan prepayments, driven to a large extent by changes in the level of interest rates.

                                                             Due In
                                        ------------------------------------------------
                                         1 to 5      5 to 10       10 to 20      Over 20     Balance
                                         Years       Years          Years        Years      Outstanding
                                         -----       -----          -----        -----      -----------
                                                           (Dollars in Thousands)
Mortgage-backed securities
     Federal Home Loan Mortgage Corp.   $     --     $     --      $     --     $  3,807     $  3,807
                                        ========     ========      ========     ========     ========

ORIGINATIONS, PURCHASES AND SALES OF LOANS AND MORTGAGE-BACKED SECURITIES

The Company originates loans through loan officers, including commissioned originators. Walk-in customers and referrals from real estate brokers, builders and commercial lenders in the area are also important sources for loan originations.

In 2000 and 2001, the Company did not purchase any mortgage backed securities or residential loans. Plans in 2002 do not include purchase of either any mortgage-backed securities or residential loans.

The Company has securitized residential real estate loans from time to time. When loans have been securitized, the Company retains the responsibility for servicing the loan. At December 31, 2001, and 2000, there were approximately $66.0 million and $73.3 million in the loan servicing portfolio. The Company currently holds $3.8 million of these loans as mortgage-backed securities on the balance sheet. At December 31, 2001, the Company had no outstanding commitments to sell mortgage-backed securities.

The Company sold $54.0 million of its single family mortgage loan portfolio in March 2001, in anticipation of falling rates and the risk of prepayments. This reduced the Company's interest rate risk exposure on long term fixed rate assets that had the ability to be refinanced by the borrower without penalty should rates decline. The sale consisted of a $28.5 million sale of single use customer mortgages and a $25.5 million sale of multi-use service customer mortgages. Single use customer mortgages are customers with no other banking relationship with the Company besides the mortgage loan. These loans were sold on a service release basis, which means discontinuing the collection of principal and interest payments, thereby giving up the rights of collecting servicing income. Multi-service customer mortgages are customers with other banking relationship with the Company, such as deposit account relationships and home equity lines of credit. These multi-service customer mortgages were sold on a service retained basis, which means continuing the collection of principal and interest payments for the remaining term of the loan and the right to receive servicing income from the loan purchaser. Proceeds from the sale were used to fund growth in the commercial and multi-family portfolios.

The following table shows the originations, purchases, sales, and repayments of loans and mortgage-backed securities of the Company for the periods indicated:

                                                                  Year Ended December 31,
                                                         ----------------------------------------
                                                           2001            2000           1999
                                                           ----            ----           ----
                                                                      (In Thousands)
Originations of portfolio loans
     Adjustable rate
         Commercial loans                                $  14,703      $  13,698      $  20,549
         Construction loans                                 49,879         48,655         49,379
         One-to-four family                                 16,985         12,229         30,472
         Commercial real estate                              8,183         11,749         34,452
         Multi-family                                      115,842         57,944         94,174
         Consumer                                            4,139          2,437         18,163
                                                         ---------      ---------      ---------

              Total adjustable rate                        209,731        146,712        247,189

     Fixed rate
         Commercial loans                                    7,225         12,918             --
         One-to-four family                                  1,655            247             --
         Commercial real estate                             15,120          2,633             --
         Multi-family                                        3,413            632             --
         Commercial leases                                      --             --          6,749
         Consumer                                            5,388          7,294         12,433
                                                         ---------      ---------      ---------

              Total fixed rate                              32,801         23,724         19,182
                                                         ---------      ---------      ---------

                  Total loans originated                   242,532        170,436        266,371

Sales and repayments of loans and mortgage-backed
  securities
     Sales of mortgage-backed securities                    (2,958)       (11,948)        (6,460)
     Sale of one-to-four family loans                      (54,140)            --             --
     Principal repayments                                 (180,356)      (129,601)      (215,218)
                                                         ---------      ---------      ---------

         Total reductions                                 (237,454)      (141,549)      (221,678)

(Decrease) increase in other items, net                       (185)          (165)            83
                                                         ---------      ---------      ---------

Net increase in loans and mortgage-backed securities     $   4,893      $  28,722      $  44,776
                                                         =========      =========      =========

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

                                              Loans Delinquent For
                      ----------------------------------------------------------------
                                 30 - 89 Days                  90 Days and Over                  Delinquent Loans
                      -------------------------------  -------------------------------   -------------------------------
                                              Percent                          Percent                           Percent
                                                of                               of                                of
                                               Loan                             Loan                              Loan
                      Number    Amount       Category  Number    Amount       Category   Number    Amount       Category
                      ------    ------       --------  ------    ------       --------   ------    ------       --------
                                                             (Dollars in Thousands)
One-to-four
  family                 2       $ 24          0.04%    12       $  787          1.32%    14       $  811          1.36%
Commercial real
  estate                --         --            --      1        1,540          1.94      1        1,540          1.94
Multi-family            --         --            --     --           --            --     --           --            --
Construction            --         --            --      2           48          0.08      2           48          0.08
Commercial               3        296          0.63      1          100          0.21      4          396          0.85
Commercial leases       --         --            --      1           20          1.13      1           20          1.13
Consumer                 5         35          0.08      2           43          0.09      7           78          0.17
                        --       ----          ----     --       ------          ----     --       ------          ----
       Total            10       $355          0.07%    20       $2,538          0.49%    30       $2,893          0.56%
                        ==       ====          ====     ==       ======          ====     ==       ======          ====

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

The Special Mention category consists of assets which do not currently expose a financial institution to a sufficient degree of risk to warrant classification, but do possess credit deficiencies or potential weaknesses deserving management's close attention. Assets classified as Substandard or Doubtful require the institution to establish prudent general allowances for possible loan losses. These loans are considered non-performing. If an asset or portion thereof is classified as Loss, the institution must either establish specific allowances for loan and lease losses in the amount of 100% of the portion of the asset classified as Loss, or charge off such amount. If an institution does not agree with an examiner's classification of an asset, it may appeal this determination to the Regional Director of the OCC. Certain loans delinquent less than 90 days are categorized as Special Mention. As a result of management's review of its assets, at December 31, 2001, the Company had categorized none of its assets as Special Mention, $2,299,000 as Substandard, and none as Doubtful or Loss. The Company's classified assets consist of non-performing loans and certain loans delinquent less than 90 days.

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

Under Statement of Financial Accounting Standards No. 114 and No. 118, the Company defined loans that will be individually evaluated for impairment to include commercial loans and mortgage loans secured by commercial properties or five-plus family residences that are in non-accrual status or were restructured. All other smaller balance homogeneous loans are evaluated for impairment in total.

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

Loans which are considered to be impaired are reduced to the present value of expected future cash flows or to the fair value of the related collateral, by allocating a portion of the allowance to such loans. If these allocations cause the allowance for loan losses to require an increase, such increase is reported as a provision for loan losses charged to expense. Loans are evaluated for impairment when payments are delinquent 90 days or more, or when management downgrades the loan classification to doubtful.

At December 31, 2001, the Company had $1,588,000 of impaired loans. All impaired loans had a portion of the allowance for loan losses allocated to them at year-end, which totaled $397,000. The Company had a $1,540,000 impaired commercial real estate loan. This was originally at $1,825,000, but the Company wrote off $285,000 during 2001. At December 31, 2001, the Company had $385,000 of the allowance for loan losses allocated to this loan. As a result of a sheriff's sale in early 2002, and in view of weakened market conditions, the Company charged off another $240,000 on this Wisconsin motel property in 2002. The remaining impaired loans consisted of construction loans. The average balance of impaired loans during the year was $1,818,000. The same commercial real estate loan made up the impaired loans reported at December 31, 2000. Interest income recognized on impaired loans was not material in 2001.

The $662,000 other real estate owned is an undeveloped commercial property in Chicago. The loan balance was $780,000 and the Company took a $118,000 charge-off on the loan during 2001.

The table below sets forth the amounts and categories of non-performing assets in the Company's loan portfolio. Loans are placed on non-accrual status when the collection of principal and/or interest becomes doubtful.

                                                                        December 31,
                                                -------------------------------------------------------------
                                                 2001          2000         1999         1998           1997
                                                 ----          ----         ----         ----           ----
                                                                   (Dollars in Thousands)
Non-accruing loans
     One-to-four family                         $  668        $  425        $766        $  996        $   --
     Commercial real estate loans                1,540         1,843          --            --            --
     Multi-family loans                             --            --          --            --            --
     Construction loans                             48            --          --            --            --
     Commercial loans                               --            29          --            --            --
     Commercial leases                              --            --          --            --            --
     Consumer                                       43            62          --            25            --
                                                ------        ------        ----        ------        ------

     Total                                       2,299         2,359         766         1,021            --

Accruing loans delinquent 90 days or more
     One-to-four family                            119            --          --            --         1,137
     Commercial real estate loans                   --           542          --            --            --
     Multi-family loans                             --            --          --            --            --
     Construction loans                             --         2,300          --            --            --
     Commercial loans                              100           298          --            --            --
     Commercial leases                              20            --          --            --            --
     Consumer                                       --            --          --            --           167
                                                ------        ------        ----        ------        ------

     Total                                         239         3,140          --            --         1,304
                                                ------        ------        ----        ------        ------

         Total non-performing loans              2,538         5,499         766         1,021         1,304
                                                ------        ------        ----        ------        ------

Other real estate owned                            662            --          --            --            --
                                                ------        ------        ----        ------        ------

         Total non-performing assets            $3,200        $5,499        $766        $1,021        $1,304
                                                ======        ======        ====        ======        ======

              Total non-performing loans
                to net loans                      0.50%         1.10%       0.17%         0.25%         0.35%
                                                ======        ======        ====        ======        ======

              Total non-performing loans
                as percentage of assets           0.43%         0.94%       0.14%         0.19%         0.22%
                                                ======        ======        ====        ======        ======

              Total non-performing assets
                as percentage of assets           0.55%         0.94%       0.14%         0.19%         0.22%
                                                ======        ======        ====        ======        ======

Management has considered the Company's non-performing loans in establishing its allowance for loan losses.

As of December 31, 2001, there were no other loans not included on the table or discussed above where known information about the possible credit problems of borrowers caused management to have serious doubts as to the ability of the borrower to comply with present loan repayment terms.

At December 31, 2000, the Company had a $2.3 million construction loan, included in the "Accruing loans delinquent 90 days or more" category that was paid off on February 1, 2001. Also, of the $0.5 million commercial real estate loans, included in the "Accruing loans delinquent 90 days or more" category $0.3 million was renewed subsequent to year-end 2000.

ALLOWANCE FOR LOAN LOSSES

The Company recognizes that credit losses will be experienced and the risk of loss will vary with, among other things, general economic conditions; the type of loan being made; the creditworthiness of the borrower over the term of the loan; and in the case of a collateralized loan, the quality of the collateral for such loan. The allowance for loan losses represents the Company's estimate of the allowance necessary to provide for probable incurred losses in the portfolio. In making this determination, the Company analyzes the ultimate collectibility of the loans in its portfolio, incorporating feedback provided by internal loan staff, an independent loan review function, and information provided by examinations performed by regulatory agencies. The Company makes an ongoing evaluation as to the adequacy of the allowance for loan losses.

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

The allowance for loan losses is based on estimates, and ultimate losses will vary from current estimates. These estimates are reviewed monthly, and as adjustments, either positive or negative, become necessary, a corresponding increase or decrease is made in the provision for loan losses. During 2001, the loan portfolio continued its migration from a lower risk single family residential loan portfolio to a higher risk commercial loan portfolio. There have been substantial increases in the multi-family, construction, commercial real estate and commercial loan portfolios. The methodology used to determine the adequacy of the allowance for loan and lease losses is consistent with prior years.

The following table sets forth an analysis of the Company's allowance for loan losses:

                                                                   Year Ended December 31,
                                                 --------------------------------------------------------------
                                                  2001          2000          1999          1998          1997
                                                  ----          ----          ----          ----          ----
                                                                    (Dollars in Thousands)
Balance at beginning of year                     $5,655        $4,833        $4,312        $3,977        $1,424

Charge-offs

       One-to-four family                            --            26           107            38            --
       Commercial real estate loans                 404            --            --            --            --
       Multi-family loans                            45            --            --            --            --
       Construction loans                            --            --            --            --            --
       Commercial loans                              29             7           399            --            --
       Commercial leases                             --            --            --            --            --
       Consumer                                     269           205           195         1,355         1,615
                                                 ------        ------        ------        ------        ------

Total charge-offs                                   747           238           701         1,393         1,615

Recoveries

       One-to-four family                            --            --            --            --            --
         Commercial real estate loans                --            --            --            --            --
                  Multi-family loans                 --            --            --            --            --
                  Construction loans                 --            --            --            --            --
                  Commercial loans                   --            --            --            --            --
       Commercial leases                             --            --            --            --            --
       Consumer                                      37            50            90           161            96
                                                 ------        ------        ------        ------        ------

Total Recoveries                                     37            50            90           161            96
                                                               ------        ------        ------        ------

Net charge-offs                                     710           188           611         1,232         1,519
                                                 ------        ------        ------        ------        ------

Additions charged to operations                   1,602         1,010         1,132         1,567         4,072
                                                 ------        ------        ------        ------        ------

Balance at end of year                           $6,547        $5,655        $4,833        $4,312        $3,977
                                                 ======        ======        ======        ======        ======

Ratio of net charge-offs during the
  year to average loans outstanding
  during the year                                  0.14%         0.04%         0.15%         0.37%         0.42%
                                                 ======        ======        ======        ======        ======

Ratio of allowance to non-performing loans        2.58x         1.03x         6.31x         4.22x         3.05x
                                                 ======        ======        ======        ======        ======

Because some loans may not be repaid in full, an allowance for loan losses is recorded. Increases to the allowance are recorded by a provision for loan losses charged to expense. Estimating the risk of the loss and the amount of loss on any loan is necessarily subjective. Accordingly, the allowance is maintained by management at a level considered adequate to cover probable incurred losses that are currently anticipated based on past loss experience, general economic conditions, information about specific borrower situations including their financial position and collateral values, and other factors and estimates which are subject to change over time. While management may periodically allocate portions of the allowance for specific problem loan situations, the entire allowance is available for any loan charge-offs that occur. A loan is charged off against the allowance by management as a loss when deemed uncollectible, although collection efforts continue and future recoveries may occur.

The distribution of the Company's allowance for loan losses at the dates indicated is summarized as follows:

                                                                            December 31,
                            --------------------------------------------------------------------------------------------------------
                                    2001                2000                 1999                 1998                 1997
                            -------------------  -------------------  -------------------  -------------------  --------------------
                                        Percent              Percent              Percent              Percent              Percent
                                          of                   of                   of                   of                   of
                                         Loans                Loans                Loans                Loans                Loans
                                        in Each              in Each              in Each              in Each              in Each
                            Allowance  Category  Allowance  Category  Allowance  Category  Allowance  Category  Allowance  Category
                               for        to        for        to        for        to        for        to        for        to
                              Loan       Total     Loan       Total     Loan       Total     Loan       Total     Loan       Total
                             Losses      Loans    Losses      Loans    Losses      Loans    Losses      Loans    Losses      Loans
                             ------      -----    ------      -----    ------      -----    ------      -----    ------      -----
                               (1)                                      (2)                   (3)                  (4)
                                                                     (Dollars in Thousands)
One-to-four family loans      $  178     11.56%   $  364      23.98%  $  390       27.91%  $  387       37.94%  $  100      61.76%

Commercial loans and leases    1,180      9.42     1,064       8.38      738        8.41      412       10.64       76       4.40

Commercial real estate         1,588     15.41     1,586      15.70    1,472       15.77    1,335       16.43    1,124      14.75

Construction loans             1,326     11.44       966       9.57      924        9.90      811        9.98      586       2.34

Multi-family loans             1,886     43.19     1,065      32.09      878       27.03      807       13.70      470       1.21

Consumer loans                   389      8.98       610      10.28      431       10.98      560       11.31    1,621      15.54
                              ------    ------    ------     ------   ------      ------   ------      ------   ------     ------
     Total                    $6,547    100.00%   $5,655     100.00%  $4,833      100.00%  $4,312      100.00%  $3,977     100.00%
                              ======    ======    ======     ======   ======      ======   ======      ======   ======     ======

Note:
(1) In 2001, the Company re-allocated $186,000 from the allowance on one-to-four family loans to allowance for losses on commercial real estate loans. The Company sold $54.5 million of its one-to-four family loans in March, 2001.
(2) In 1999, management re-allocated $220,000 from the allowance on consumer loans and $203,000 from the allowance on one-to-four family loans to the allowance for losses on commercial loans. During 1999, the Company incurred $399,000 of losses on commercial loans.
(3) In 1998, management re-allocated $837,000 from the allowance on consumer loans after the sale of the credit card portfolio in November, 1998. $551,000 of this amount was re-allocated to the allowance for losses on commercial and commercial real estate loans and $286,000 was re-allocated to the allowance for losses on one-to-four family loans.
(4) In 1997, management made a decision to re-allocate $150,000 to the allowance on consumer loans from the allowance on one-to-four family loans as no losses were realized in this portfolio in several years.

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

                                                           Year Ended December 31,
                                   ------------------------------------------------------------------------------------------
                                             2001                          2000                               1999
                                   -------------------------     -------------------------        ---------------------------
                                   Fair                 % of      Fair                % of        Fair                  % of
                                   Value               Total     Value               Total        Value                 Total
                                   -----               -----     -----               -----        -----                 -----
                                                           (Dollars in Thousands)
U.S. government agency            $31,931             61.21%    $30,459               53.26%     $34,580              44.92%
Marketable equity securities        2,258              4.33       1,476                2.58        1,271               1.65
Municipal bonds                     6,708             12.86       9,302               16.27       15,851              20.59
FHLMC mortgage-backed
  and related                       3,948              7.57       6,767               11.83       15,375              19.97
FNMA mortgage-backed
  and related                          --                --       2,314                4.05        3,384               4.39
                                  -------            ------     -------              ------      -------             ------

     Subtotal                      44,845             85.97      50,318               87.99       70,461              91.52

FRB stock                             469              0.90         469                0.82          469               0.61
FHLB stock                          6,850             13.13       6,397               11.19        6,060               7.87
                                  -------            ------     -------              ------      -------             ------

     Total securities
       and  stock                 $52,164            100.00%    $57,184              100.00%     $76,990             100.00%
                                  =======            ======     =======              ======      =======             ======
Average remaining life
  of non-mortgage-backed
  securities                            2.29 years                       2.58 years                       3.79 years

The composition and contractual maturities of the securities portfolio at December 31, 2001 excluding mortgage-backed securities, Federal Reserve Bank of Chicago stock, FHLB of Chicago stock, and marketable equity securities, is indicated in the following table.

                                                           Due In
                            -----------------------------------------------------------------------
                              Less than          1 to 5            5 to 10              Over 10           Total
                               1 Year             Years             Years                Years         Securities
                               ------             -----             -----                -----         ----------
                                                          (Dollars in Thousands)
U.S. government agency      $            --      $31,931       $            --      $            --      $31,931
Municipal bonds                          --        6,708                    --                   --        6,708
                            ---------------      -------       ---------------      ---------------      -------

     Total securities       $            --      $38,639       $            --      $            --      $38,639
                            ===============      =======       ===============      ===============      =======

Weighted average yield                   --%        5.01%                   --%                  --%        5.01%
                            ===============      =======       ===============      ===============      =======

Of the $31.9 million U.S. Government Agency investments at December 31, 2001, $25.7 million had call features of 2 years from purchase. If called, the average remaining life, including municipal bonds would be 0.89 years.

SOURCES OF FUNDS

GENERAL

Deposit accounts have traditionally been the principal source of the Company's funds for use in lending and for other general business purposes. In addition to deposits, the Company derives funds from borrowings, loan repayments, loan participations, and cash flows generated from operations. Scheduled loan payments are a relatively stable source of funds, while loan prepayments and deposit flows are greatly influenced by general interest rates and competition.

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

In 2001, the Company's core deposits increased by $24.9 million, or 6%. This enabled to Company to pay off higher costing purchased money deposits.

The primary source of borrowings has been the FHLB of Chicago. The Company has regularly used this as an alternative source of funding. At December 31, 2001, the Company had outstanding borrowings of $62.0 million from the FHLB of Chicago. The Company has also utilized credit lines with other financial institutions for short term funding needs. Two additional non-deposit sources of funds which the Company used during 2001 are the Treasury Tax and Loan Option Account and the Retail Repurchase Agreement. The Treasury Tax and Loan Option Account enables the U. S. Treasury to keep tax dollars with the Company at a floating interest rate, and the Retail Repurchase Agreement allows customers to lend the Company money which is secured by a security that the Bank owns.

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

The Company believes that non-certificate accounts can provide relatively low cost funds and accordingly, the Company introduces promotions to attract new checking and money market accounts. The CoVest High Yield Account, a high-rate money market account, was introduced in March 2000. It is a tiered account that indexes its rate to the 91-day Treasury Bill auction. Positioned as one of the most competitive money market accounts in Chicagoland, customers can earn an indexed rate on balances as low as $2,500. The High Yield Money Market Account decreased by $5.9 million in 2001. The Company believes that the decline was due to the rapid decline in the 91-day Treasury Bill rate to which the account is indexed. The Company also believes that the decrease in the High Yield Money Market index rate caused savings deposits to increase by $9.2 million, as the rate remained at a fixed 2.50% for the year and was 74 basis points higher than the High Yield Account as of December 31, 2001.

The Company also offers services to make its checking accounts more desirable, such as Telephone Banking and debit cards, both of which have been extensively utilized by customers. In 1999, the Company introduced Gold Star Checking, a high-rate checking account requiring a minimum balance of $3,500. It also launched the Diamond Club, which requires a minimum deposit balance of $100,000, a Gold Star checking account and a CoVest High Yield money market account, and provides additional benefits and services to the customer. Focus continues on these products and services, and overall deposits among these customers have grown by $4.3 million since inception.

In November 2000, the Company launched an Internet Banking and Bill Payment solution for its retail customers and an Internet Cash Management solution for its commercial customers. Over 1,200 Internet users were added in 2001, reaching an 8% penetration of the Bank's depositor base and a 13% penetration of the Bank's checking account base. The Bank also had success with Internet Bill Payment in 2001, achieving a 32% penetration of its overall Internet customer base--roughly 12% above the industry average.

Also adding to the convenience-driven services already utilized by CoVest customers such as debit cards and Telephone Banking, during 2001 the Company joined AGREE, an alliance of financial institutions that belong to the Cash Station network that offer each other's customers surcharge-free ATM transactions. CoVest customers can now use over 500 surcharge-free ATMs throughout Chicagoland. In addition to joining AGREE, the Company also added a fourth ATM in 2001 to its own ATM network, a drive-up machine located at the Company's Des Plaines branch.

The Company continues to build its volume of non-interest and interest-bearing checking accounts along with complementary deposit products and services such as direct deposit and debit cards. The checking account is a core account of the community bank. From the Company's perspective, it also helps improve non-interest income and will help to improve the Company's net interest margin. The Company offers promotions to attract new checking accounts and provides additional services, such as Internet Banking and Telephone Banking; to make these accounts more desirable in the marketplace.

Another service added to the Company's robust set of complementary deposit products in 2001 was check imaging. Check imaging leverages technology to provide laser-copied images of the checks that a customer writes in each account cycle's monthly statement. CoVest customers can now choose either check truncation, check imaging, or check return. The Company continues to use technology to provide its customers with added convenience and flexibility.

In April 2001, the Company introduced a revised checking account product set that included a new account, CoVest Foundation Checking. The account structure of Foundation Checking allows the Company to do business with customers that may not otherwise be able to obtain a checking account due to an imperfect credit history or other financial woes. As a true community bank, it's important that the Company offers a broad range of financial solutions designed to meet a wide range of needs in a diverse marketplace.

The Company also introduced the CoVest Community Interest Checking Account in April 2001. The Company donates $25 to a local charity of the customer's choosing every time a Community Interest account is opened. As a result of the Company's community orientation and success with this new account, close to $1,000 was donated to five local charities, above and beyond the Company's standard donations and contributions.

In December 2001, the Company unveiled a relationship pricing strategy for its Home Equity portfolio. Recognizing the value of a complete customer relationship, the Company discounts its competitive Home Equity rate 25 basis points when a Home Equity customer opens one of six CoVest checking accounts. Another 25 basis points discount can be obtained if the customer chooses to open any other deposit account, including the CoVest High Yield Account, a Savings account, or a Certificate of Deposit. A maximum discount of 50 basis points will be awarded per customer, and the Company's Home Equity rate will not go below 5.00%. This relationship pricing strategy supports the Company's business plan of building non-interest and interest-bearing checking account volume.

The Company also solicits deposits from outside its primary market area. As of December 31, 2001, purchased money deposits totaled $45.8 million, down $20.6 million from December 31, 2000. The increase in the Company's core deposits by $24.9 million in 2001 enabled the Company to pay off some of these higher costing purchased money deposits. The Company will continue to use this funding source in 2002 to augment funding requirements and extend liability maturities when those funds cannot be raised from our local market.

The following table sets forth the deposit flows experienced by the Company during the periods indicated:

                                               Year Ended December 31,
                                               -----------------------

                                                (Dollars in Thousands)

                                        2001              2000               1999
                                        ----              ----               ----
Deposit balance at January 1        $   451,725       $   398,055        $   364,535
Deposits                              1,827,422         1,314,136          1,154,544
Withdrawals                          (1,835,669)       (1,282,156)        (1,136,343)
Interest credited                        12,524            21,690             15,319
                                    -----------       -----------        -----------

Deposit balance at December 31      $   456,002       $   451,725        $   398,055
                                    ===========       ===========        ===========

     Net increase/(decrease)        $     4,277       $    53,670        $    33,520
                                    ===========       ===========        ===========

Percent increase/(decrease)                0.95%            13.48%              9.20%
                                    ===========       ===========        ===========

The following table sets forth the dollar amount of deposits in the various types of deposit programs offered by the Company for the periods indicated:

                                                             Year Ended December 31,
                                  -----------------------------------------------------------------------------
                                           2001                        2000                       1999
                                  ------------------------   ------------------------   -----------------------
                                                     % of                       % of                       % of
                                   Amount           Total     Amount           Total     Amount           Total
                                  --------         ------    --------         ------    --------         ------

                                                             (Dollars in Thousands)

Checking accounts                 $ 60,332          13.23%   $ 50,853          11.26%   $ 41,621          10.46%
High Yield money market            113,864          24.98     119,767          26.51      88,779          22.30
Saving accounts                     52,141          11.43      42,906           9.50      49,700          12.48
                                  --------         ------    --------         ------    --------         ------

      Total non-certificates       226,337          49.64     213,526          47.27     180,100          45.24

Certificates of deposit
     0.00 - 2.99%                   68,338          14.99          10          --             --          --
     3.00 - 3.99%                   36,363           7.97          --          --             --          --
     4.00 - 4.99%                   40,224           8.82       4,704           1.05      44,903          11.28
     5.00 - 5.99%                   30,396           6.67      50,976          11.28      96,758          24.31
     6.00 - 6.99%                   50,043          10.97     169,793          37.59      69,524          17.47
     7.00 - 7.99%                    4,301           0.94      12,716           2.81       6,676           1.68
     8.00 - 8.99%                       --          --             --          --             79           0.02
     9.00 - 9.99%                       --          --             --          --             15          --
                                  --------         ------    --------         ------    --------         ------

      Total certificates           229,665          50.36     238,199          52.73     217,955          54.76
                                  --------         ------    --------         ------    --------         ------

        Total deposits            $456,002         100.00%   $451,725         100.00%   $398,055         100.00%
                                  ========         ======    ========         ======    ========         ======

The following table shows rate and maturity information for the Company's certificates of deposit as of December 31, 2001. The table below details the scheduled maturities of certificates of deposit:

                     2002         2003         2004        2005         2006     Thereafter      Total
                     ----         ----         ----        ----         ----     ----------      -----
                                                   (In Thousands)

0.00 - 2.99%      $ 62,950      $ 5,389      $   --      $   --      $   --      $     --      $ 68,339
3.00 - 3.99%        24,658        9,874       1,171         508         151            --        36,362
4.00 - 4.99%        26,098        4,249       5,103       4,254         387           133        40,224
5.00 - 5.99%        23,336        4,936       1,411         268         413            32        30,396
6.00 - 6.99%        32,173       13,804         752       2,828         127           359        50,043
7.00 - 7.99%         3,815          486          --          --          --            --         4,301
                  --------      -------      ------      ------      ------      --------      --------

                  $173,030      $38,738      $8,437      $7,858      $1,078      $    524      $229,665
                  ========      =======      ======      ======      ======      ========      ========

The following table indicates the amount of the Company's certificates of deposit by time remaining until maturity as of December 31, 2001:

                                                                       Maturity
                                                   ----------------------------------------------
                                                   3 Months      3 to 6       6 to 12      Over 12
                                                    or Less      Months       Months        Months       Total
                                                    -------      ------       ------        ------       -----
                                                                         (In Thousands)

Certificates of deposit less than $100,000          $41,316      $21,308      $39,584      $32,488      $134,696

Certificates of deposit of $100,000 or more(1)       37,639       13,970       19,214       24,146        94,969
                                                    -------      -------      -------      -------      --------

     Total certificates of deposit                  $78,955      $35,278      $58,798      $56,634      $229,665
                                                    =======      =======      =======      =======      ========

(1) Includes "Jumbo" certificates of $11,833,000. "Jumbo" certificates are a deposit product for deposits of over $100,000 which carry a rate and term negotiated between the Bank and the depositor at the time of issuance. Not all certificates of deposit with balances in excess of $100,000 are "Jumbo".

At December 31, 2001, the Company had $45,776,000 of purchased money deposits with staggered maturities ranging from one month to four years. Purchased money deposits issued in 2001 had all inclusive rates ranging from 3.70% to 4.55%.

BORROWINGS

The Company's other available sources of funds include advances from the FHLB of Chicago, daily advances under credit lines with other financial institutions and collateralized borrowings. As a member of the FHLB of Chicago, the Company is required to own stock in the FHLB of Chicago and is authorized to apply for advances from the FHLB of Chicago. Each FHLB credit program has its own interest rate, which may be fixed or variable, and a range of maturities. The FHLB of Chicago may prescribe the acceptable uses for these advances, as well as limitations on the size of the advances and repayment provisions. The Company had $62.0 million of FHLB advances outstanding at December 31, 2001, secured by residential mortgage loans, multi-family loans and various securities. The maturities of FHLB advances outstanding ranged from eighteen months to up to 10 years. A $10.0 million advance taken in 1998 at 4.95%, has a maturity date of 2008 and has a quarterly call feature that started on April 2001. This advance has yet to be called. A $5.0 million advance taken in 2001 at 4.30%, has a maturity date of 2006 and is subject to a one-time call in July 2003. All FHLB advances have fixed rates.

The following table sets forth the maximum month-end balance, average balance, and weighted average rates of borrowings for the periods indicated:

                                                       2001       2000         1999
                                                       ----       ----         ----
                                                          (Dollars in Thousands)
Maximum month-end balances
     FHLB advances                                   $71,000     $89,000     $120,000
     Securities sold under repurchase agreements      11,167      10,432        5,734
     Other                                            12,652      24,461       26,311

Average balances
     FHLB advances                                    52,882      66,344      113,589
     Securities sold under repurchase agreements       8,433       8,071        3,750
     Other                                             4,646       4,313        8,855

Weighted average rates at end of year
     FHLB advances                                      4.63%       6.27%        5.50%
     Securities sold under repurchase agreements        2.20        6.03         4.71
     Other                                              2.10        6.44         5.44

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

RECENT REGULATORY DEVELOPMENTS

The terrorist attacks in September 2001, have impacted the financial services industry and have already led to federal legislation that attempts to address certain related issues involving financial institutions. On October 26, 2001, President Bush signed into law the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (the "USA PATRIOT Act"). Among its other provisions, the USA PATRIOT Act requires each financial institution: (i) to establish an anti-money laundering program; (ii) to establish due diligence policies, procedures and controls with respect to its private banking accounts and correspondent banking accounts involving foreign individuals and certain foreign banks; and (iii) to avoid establishing, maintaining, administering, or managing correspondent accounts in the United States for, or on behalf of, foreign banks that do not have a physical presence in any country. The USA PATRIOT Act also requires the Secretary of the Treasury to prescribe, by regulations to be issued jointly with the federal banking regulators and certain other agencies, minimum standards that financial institutions must follow to verify the identity of customers, both foreign and domestic, when a customer opens an account. In addition, the USA PATRIOT Act contains a provision encouraging cooperation among financial institutions, regulatory authorities and law enforcement authorities with respect to individuals, entities and organizations engaged in, or reasonably suspected of engaging in, terrorist acts or money laundering activities. At this time, the Company is unable to determine whether the provisions of the USA PATRIOT Act will have a material impact on the business of the Company and its subsidiaries.

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

INVESTMENTS AND ACTIVITIES

Under the BHCA, a bank holding company must obtain Federal Reserve approval before: (i) acquiring, directly or indirectly, ownership or control of any voting shares of another bank or bank holding company if, after the acquisition, it would own or control more than 5% of the voting shares of the other bank or bank holding company (unless it already owns or controls the majority of such shares); (ii) acquiring all or substantially all of the assets of another bank; or (iii) merging or consolidating with another bank holding company. Subject to certain conditions (including certain deposit concentration limits established by the BHCA), the Federal Reserve may allow a bank holding company to acquire banks located in any state of the United States without regard to whether the acquisition is prohibited by the law of the state in which the target bank is located. In approving interstate acquisitions, however, the Federal Reserve is required to give effect to applicable state law limitations on the aggregate amount of deposits that may be held by the acquiring bank holding company and its insured depository institution affiliates in the state in which the target bank is located (provided that those limits do not discriminate against out-of-state depository institutions or their holding companies) and state laws which require that the target bank have been in existence for a minimum period of time (not to exceed five years) before being acquired by an out-of-state bank holding company.

The BHCA also generally prohibits the Company from acquiring direct or indirect ownership or control of more than 5% of the voting shares of any company which is not a bank and from engaging in any business other than that of banking, managing and controlling banks or furnishing services to banks and their subsidiaries. This general prohibition is subject to a number of exceptions. The principal exception allows bank holding companies to engage in, and to own shares of companies engaged in, certain businesses found by the Federal Reserve to be "so closely related to banking ... as to be a proper incident thereto." Under current regulations of the Federal Reserve, this authority would permit the Company to engage in a variety of banking-related businesses, including the operation of a thrift, sales and consumer finance, equipment leasing, the operation of a computer service bureau (including software development), and mortgage banking and brokerage. Additionally, bank holding companies that meet certain eligibility requirements prescribed by the BHCA and elect to operate as financial holding companies may engage in, or own shares in companies engaged in, a wider range of nonbanking activities, including securities and insurance activities and any other activity that the Federal Reserve, in consultation with the Secretary of the Treasury, determines by regulation or order is financial in nature, incidental to any such financial activity or complementary to any such financial activity and does not pose a substantial risk to the safety or soundness of depository institutions or the financial system generally. The BHCA generally does not place territorial restrictions on the domestic activities of non-bank subsidiaries of bank holding companies or financial holding companies. As of the date of this filing, the Company has neither applied for nor received approval to operate as a financial holding company.

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

The Federal Reserve's capital guidelines establish the following minimum regulatory capital requirements for bank holding companies: (i) a risk-based requirement expressed as a percentage of total risk-weighted assets; and (ii) a leverage requirement expressed as a percentage of total assets. The risk-based requirement consists of a minimum ratio of total capital to total risk-weighted assets of 8% and a minimum ratio of Tier 1 capital to total risk-weighted assets of 4%. The leverage requirement consists of a minimum ratio of Tier 1 capital to total assets of 3% for the most highly rated companies, with a minimum requirement of 4% for all others. For purposes of these capital standards, Tier 1 capital consists primarily of permanent stockholders' equity less intangible assets (other than certain loan servicing rights and purchased credit card relationships). Total capital consists primarily of Tier 1 capital plus certain other debt and equity instruments which do not qualify as Tier 1 capital and a portion of the company's allowance for loan losses.

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

As of December 31, 2001, the Company had regulatory capital in excess of the Federal Reserve's minimum requirements.

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

DEPOSIT INSURANCE

As a FDIC-insured institution, the Bank is required to pay deposit insurance premium assessments to the FDIC. The FDIC has adopted a risk-based assessment system under which all insured depository institutions are placed into one of nine categories and assessed insurance premiums based upon their respective levels of capital and results of supervisory evaluations. Institutions classified as well-capitalized (as defined by the FDIC) and considered healthy pay the lowest premium while institutions that are less than adequately capitalized (as defined by the FDIC) and considered of substantial supervisory concern pay the highest premium. Risk classification of all insured institutions is made by the FDIC for each semi-annual assessment period.

During the year ended December 31, 2001, SAIF assessments ranged from 0% of deposits to 0.02% of deposits. For the semi-annual assessment period beginning January 1, 2002, SAIF assessment rates will continue to range from 0% of deposits to 0.02% of deposits.

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

FICO ASSESSMENTS

Since 1987, a portion of the deposit insurance assessments paid by SAIF members has been used to cover interest payments due on the outstanding obligations of the Financing Corporation ("FICO"). FICO was created in 1987 to finance the recapitalization of the Federal Savings and Loan Insurance Corporation, the SAIF's predecessor insurance fund. As a result of federal legislation enacted in 1996, beginning as of January 1, 1997, both SAIF members and members of the FDIC's Bank Insurance Fund ("BIF") became subject to assessments to cover the interest payments on outstanding FICO obligations until the final maturity of such obligations in 2019. These FICO assessments are in addition to amounts assessed by the FDIC for deposit insurance. During the year ended December 31, 2001, the FICO assessment rate for BIF and SAIF members was approximately 0.02% of deposits.

SUPERVISORY ASSESSMENTS

National banks are required to pay supervisory assessments to the OCC to fund the operations of the OCC. The amount of the assessment is calculated using a formula which takes into account the bank's size and its supervisory condition (as determined by the composite rating assigned to the bank as a result of its most recent OCC examination). During the year ended December 31, 2001, the Bank paid supervisory assessments to the OCC totaling $127,069.

CAPITAL REQUIREMENTS

The OCC has established the following minimum capital standards for national banks, such as the Bank: (i) a leverage requirement consisting of a minimum ratio of Tier 1 capital to total assets of 3% for the most highly-rated banks with a minimum requirement of at least 4% for all others; and (ii) a risk-based capital requirement consisting of a minimum ratio of total capital to total risk-weighted assets of 8% and a minimum ratio of Tier 1 capital to total risk-weighted assets of 4%. For purposes of these capital standards, Tier 1 capital and total capital consist of substantially the same components as Tier 1 capital and total capital under the Federal Reserve's capital guidelines for bank holding companies (see "--The Company--Capital Requirements").

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

Further, federal law and regulations provide various incentives to financial institutions to maintain regulatory capital at levels in excess of minimum regulatory requirements. For example, a financial institution that is "well-capitalized" may qualify for exemptions from prior notice or application requirements otherwise applicable to certain types of activities and may qualify for expedited processing of other required notices or applications. Additionally, one of the criteria which determines a bank holding company's eligibility to operate as a financial holding company is a requirement that all of its financial institution subsidiaries be "well-capitalized". Under the regulations of the OCC, in order to be "well-capitalized" a financial institution must maintain a ratio of total capital to total risk-weighted assets of 10% or greater, a ratio of Tier 1 capital to total risk-weighted assets of 6% or greater and a ratio of Tier 1 capital to total assets of 5% or greater.

Federal law also provides the federal banking regulators with broad power to take prompt corrective action to resolve the problems of undercapitalized institutions. The extent of the regulators' powers depends on whether the institution in question is "adequately capitalized," "undercapitalized," "significantly undercapitalized" or "critically undercapitalized," in each case as defined by regulation. Depending upon the capital category to which an institution is assigned, the regulators' corrective powers include: (i) requiring the institution to submit a capital restoration plan; (ii) limiting the institution's asset growth and restricting its activities; (iii) requiring the institution to issue additional capital stock (including additional voting stock) or to be acquired; (iv) restricting transactions between the institution and its affiliates; (v) restricting the interest rate the institution may pay on deposits; (vi) ordering a new election of directors of the institution; (vii) requiring that senior executive officers or directors be dismissed; (viii) prohibiting the institution from accepting deposits from correspondent banks;
(ix) requiring the institution to divest certain subsidiaries; (x) prohibiting the payment of principal or interest on subordinated debt; and (xi) ultimately, appointing a receiver for the institution.

As of December 31, 2001: (i) the Bank was not subject to a directive from the OCC to increase its capital to an amount in excess of the minimum regulatory capital requirements; (ii) the Bank exceeded its minimum regulatory capital requirements under OCC capital adequacy guidelines; and (iii) the Bank was "well-capitalized", as defined by OCC regulations.

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

The payment of dividends by any financial institution or its holding company is affected by the requirement to maintain adequate capital pursuant to applicable capital adequacy guidelines and regulations, and a financial institution generally is prohibited from paying any dividends if, following payment thereof, the institution would be undercapitalized. As described above, the Bank exceeded its minimum capital requirements under applicable guidelines as of December 31, 2001. Further, the Bank may not pay dividends in an amount which would reduce its capital below the amount required for the liquidation account established in connection with the Bank's conversion from the mutual to the stock form of ownership in 1992. As of December 31, 2001, approximately $420,000 was available to be paid as dividends to the Company by the Bank. Notwithstanding the availability of funds for dividends, however, the OCC may prohibit the payment of any dividends by the Bank if the OCC determines such payment would constitute an unsafe or unsound practice.

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

FINANCIAL SUBSIDIARIES

Under Federal law and OCC regulations, national banks are authorized to engage, through "financial subsidiaries," in any activity that is permissible for a financial holding company (as described above) and any activity that the Secretary of the Treasury, in consultation with the Federal Reserve, determines is financial in nature or incidental to any such financial activity, except (i) insurance underwriting, (ii) real estate development or real estate investment activities (unless otherwise permitted by law), (iii) insurance company portfolio investments and (iv) merchant banking. The authority of a national bank to invest in a financial subsidiary is subject to a number of conditions, including, among other things, requirements that the bank must be well-managed and well-capitalized (after deducting from capital the bank's outstanding investments in financial subsidiaries). The Bank has neither applied for nor received approval to establish any financial subsidiaries.

FEDERAL RESERVE SYSTEM

Federal Reserve regulations, as presently in effect, require depository institutions to maintain non-interest earning reserves against their transaction accounts (primarily NOW and regular checking accounts), as follows: for transaction accounts aggregating $41.3 million or less, the reserve requirement is 3% of total transaction accounts; and for transaction accounts aggregating in excess of $41.3 million, the reserve requirement is $1.239 million plus 10% of the aggregate amount of total transaction accounts in excess of $41.3 million. The first $5.7 million of otherwise reservable balances are exempted from the reserve requirements. These reserve requirements are subject to annual adjustment by the Federal Reserve. The Bank is in compliance with the foregoing requirements.

EXECUTIVE OFFICERS OF THE COMPANY

The executive officers of the Company, each of whom is also an executive officer of the Bank, are identified below. The executive officers of the Company are elected annually by the Company's Board of Directors.

Name                      Position with Company                                 Position with Bank
------------------------  ------------------------------------------------      ------------------------------------------------

James L. Roberts          President and Chief Executive Officer                 President and Chief Executive Officer

J. Stuart Boldry, Jr.     Executive Vice President                              Executive Vice President, Retail Banking

Barbara A. Buscemi        Executive Vice President                              Executive Vice President, Human Resources

Joseph J. Gillings        Executive Vice President                              Executive Vice President, Commercial Banking

Paul A. Larsen            Executive Vice President, Treasurer, Chief Financial  Executive Vice President, Treasurer, Chief Financial
                          Officer, and Corporate Secretary                      Officer, and Corporate Secretary

Michael A. Sykes          Executive Vice President                              Executive Vice President, Real Estate Lending

James L. Roberts, age 59, was elected as the Company's President and Chief Executive Officer on January 20, 1999. Prior to joining the Bank, Mr. Roberts was President and CEO of Perpetual Midwest Financial, Inc. of Cedar Rapids, Iowa from 1993 through 1998. He has over 30 years of experience in the financial services industry.

Paul A. Larsen, age 52, was named an Executive Vice President, Chief Financial Officer and Treasurer of the Company and the Bank in April, 1999. He joined the Company in March, 1995 as Senior Vice President, Chief Financial Officer and Treasurer. Mr. Larsen has over 30 years of financial management and treasury operations experience within the commercial banking environment.

J. Stuart Boldry, Jr., age 46, was named Executive Vice President of the Company and the Bank in December, 1999. In September, 2000 he was promoted to managing Retail Banking. Prior to joining the Bank, Mr. Boldry had been a Senior Vice President at First Commerce Corporation, a commercial bank in Louisiana from 1995 to 1999. Mr. Boldry has over 20 years of commercial banking experience.

Barbara A. Buscemi, age 47, was named Executive Vice President of the Company and the Bank in October, 2001. She joined the Bank in November, 1996 as Manager of the Human Resources Department. Prior to joining the Bank, she was employed by LaSalle Bank, Illinois as Manager of Employment/Employee Relations since 1990. Ms. Buscemi has over 15 years experience in human resource management.

Joseph J. Gillings, age 60, was named Executive Vice President, Commercial Banking of the Company and the Bank in October, 2001. He joined the Bank in October, 1997 as a Vice President in the Commercial Banking Department. Mr. Gillings was a Sales and Marketing Agent for Northwestern Mutual Life Insurance from 1992 until 1997. Prior to joining Northwestern Mutual, Mr. Gillings had over 25 years experience in commercial banking.

Michael A. Sykes, age 38, was named Executive Vice President, Real Estate Lending of the Company and the Bank in October, 2001. He joined the Bank in August, 1997 as a Vice President in the Commercial Real Estate Department. Prior to joining the Bank, Mr. Sykes had been a Vice President in the Commercial Real Estate Division at Banco Popular in 1996 and 1997, and at LaSalle Bank from 1993 until 1996. Mr. Sykes has over 15 years experience in commercial real estate.

ITEM 2. PROPERTIES

The Company owns the building and land for its headquarters, which is located at 749 Lee Street, Des Plaines, Illinois, and which opened in 1954. At December 31, 2001, this property had 19,575 square feet and a net book value of approximately $3.0 million. The Company also owns the land for its employee parking lot located at 761 Graceland Street, Des Plaines, Illinois.

In 1994, the Company acquired the Arlington Heights branch of the former Irving Federal Bank, F.S.B. from the Resolution Trust Corporation. The building contains approximately 14,260 square feet. At December 31, 2001, the net book value of the land and the building was approximately $2.3 million.

In 1995, the Company opened a branch office in Schaumburg, Illinois. The office has approximately 9,800 square feet of space and is situated on a 1.6 acre parcel. At December 31, 2001, the net book value of the land and the building was approximately $2.6 million.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the quarter ended December 31, 2001.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

As of March 1 2002, there were approximately 600 holders of record of CoVest Bancshares, Inc. Common Stock, and an estimated 1,600 holders of its stock in "street name."

The Common Stock of CoVest Bancshares, Inc. is traded on the Nasdaq Stock Market National Market System under the symbol COVB.

The table below shows the reported high and low sales prices and dividends (split adjusted) during the periods indicated. The Common Stock began trading on June 30, 1992.

  2001     Dividend     High       Low      2000     Dividend   High     Low
  ----     --------     ----       ---      ----     --------   ----     ---
1st Qtr.       $.08    $14.94   $ 11.19   1st Qtr.      $.08    $13.31   $ 8.50
2nd Qtr.        .08     15.64     12.75   2nd Qtr.       .08     11.31     9.06
3rd Qtr.        .08     18.24     15.01   3rd Qtr.       .08     12.00     9.81
4th Qtr.        .08     18.72     16.70   4th Qtr.       .08     13.00    11.38

Year end closing price = $18.70           Year end closing price = $12.75

The Annual Meeting of Stockholders of CoVest Bancshares, Inc. will be held at 9:00 a.m. on Tuesday, April 23, 2002 at the following location:

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

The following companies make a market in COVB Common Stock:

Dain Rauscher, Inc.                   Merrill Lynch, Pierce, Fenner & Smith Inc.
First Tennessee Securities Corp.      Spear, Leeds & Kellogg Capital Markets
Herzog, Heine, Geduld, Inc.           Stifel, Nicolaus & Co., Inc.
Howe, Barnes Investments, Inc.        Trident Securities, Inc.
Knight Securities, LP                 William Blair & Company

Inquiries regarding stock transfer, registration, lost certificates or changes in name and address should be directed to the stock transfer agent and registrar by writing:

      Computershare Investor Services, LLC
      P.O. Box A3504
      Chicago, Illinois  60690-3504
      (312) 360-5106
      www.computershare.com

      Corporate Office:         CoVest Bancshares, Inc.
                                749 Lee Street
                                Des Plaines, Illinois 60016
                                (847)294-6500

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

      Independent Auditor:      Crowe, Chizek and Company LLP
                                One Mid America Plaza, Suite 700
                                Oak Brook, Illinois 60522

      CoVest Banc Branch
        Offices:
                                749 Lee Street
                                Des Plaines, Illinois 60016

                                770 W. Dundee Road
                                Arlington Heights, Illinois 60004

                                2601 W. Schaumburg Road
                                Schaumburg, Illinois 60194

      Phone Number:             (847) 294-6500

      Internet address:         www.covestbanc.com

ITEM 6.    SELECTED FINANCIAL DATA

SELECTED CONSOLIDATED FINANCIAL INFORMATION

                                                           As of December 31,

                                            2001       2000       1999       1998       1997
                                            ----       ----       ----       ----       ----

                                                             (In Thousands)
Selected financial condition data
    Total assets                          $585,729   $585,792   $568,496   $548,697   $582,722
    Loans receivable, net                  509,620    500,431    462,697    402,329    377,509
    Total securities                        52,164     57,184     76,990     88,017    164,172
    Non-interest earning assets             23,924     28,156     18,192     18,674     17,571
    Deposits                               456,002    451,725    398,055    364,535    371,752
    Borrowings                              73,425     74,479    114,004    126,755    151,956
    Non-interest bearing liabilities        11,151     11,554     10,163     10,456     10,720
    Stockholders' equity                    45,151     48,034     46,274     46,951     48,294

Selected operations data
    Total interest income                 $ 42,843   $ 43,827   $ 38,561   $ 40,943   $ 39,364
    Total interest expense                  22,845     26,532     22,225     24,739     23,914
                                          --------   --------   --------   --------   --------

    Net interest income                     19,998     17,295     16,336     16,204     15,450
    Provision for loan losses                1,602      1,010      1,132      1,567      4,072
                                          --------   --------   --------   --------   --------

    Net interest income after provision     18,396     16,285     15,204     14,637     11,378
    Total non interest income                4,245      2,892      4,037      5,579      3,672
    Total non interest expense              13,581     12,122     13,259     14,245     11,305
                                          --------   --------   --------   --------   --------
    Income before income taxes               9,060      7,055      5,982      5,971      3,745
    Income tax provision                     3,291      2,505      2,047      2,100      1,135
                                          --------   --------   --------   --------   --------

    Net income                            $  5,769   $  4,550   $  3,935   $  3,871   $  2,610
                                          ========   ========   ========   ========   ========

SELECTED FINANCIAL RATIOS AND OTHER DATA

Year Ended December 31;                              2001      2000      1999      1998      1997
                                                     ----      ----      ----      ----      ----
Performance ratios:
    Return on assets (ratio of net income to
      average total assets)                          0.99%     0.80%     0.72%     0.67%     0.48%

    Interest rate spread information
       Average during year                           3.00%     2.55%     2.70%     2.53%     2.42%
       End of year                                   3.45%     2.80%     2.60%     2.67%     2.52%

    Interest margin                                  3.58%     3.18%     3.18%     2.96%     2.94%
    Ratio of operating expenses to average
      total assets                                   2.33%     2.14%     2.43%     2.47%     2.08%
    Efficiency ratio                                56.02%    60.05%    65.08%    65.40%    59.12%
    Ratio of net interest income to non-interest
      expenses                                       1.47x     1.43x     1.23x     1.14x     1.37x
    Basic earnings per share                        $1.54     $1.14     $0.96     $0.92     $0.61
    Diluted earnings per share                      $1.50     $1.12     $0.93     $0.87     $0.58
    Return on stockholders' equity (ratio of
      net income to average total equity)           12.05%     9.75%     8.49%     8.15%     5.40%

    Dividend payout ratio                           20.66%    28.15%    33.70%    35.55%    47.70%
Asset quality ratios:
    Non-performing assets to total assets at
      end of year                                    0.55%     0.94%     0.14%     0.19%     0.22%

    Allowance for possible loan and lease losses
      to non-performing loans                        2.58x     1.03x     6.31x     4.22x     3.05x

Capital ratios:
    Stockholders' equity to total assets at
      end of year                                    7.71%     8.20%     8.14%     8.56%     8.29%
    Average stockholders' equity to
      average assets                                 8.20%     8.23%     8.49%     8.25%     8.88%
Ratio of average interest-earning assets to
  average interest-bearing liabilities               1.14x     1.13x     1.11x     1.10x     1.12x
Other data
    Facilities
       Number of full-service offices                3         3         3         3         3
    Number of ATMs                                   4         3         4         4         3

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

FINANCIAL OVERVIEW

The Company's assets were at $585.7 million as of December 31, 2001, the same level compared to assets as of December 31, 2000. Loans receivable represented 88.1% of total assets, while securities represented 8.9% compared to 86.4% and 9.8% as of December 31, 2000. The sale of $54.5 million in single-family mortgage loans in March 2001 plus regular payoffs caused a decrease in the mortgage loan portfolio of $62.2 million. The proceeds from the sale enabled the Company to reinvest funds into higher yielding loans. Increases were achieved in: commercial loans, $10.4 million; multi-family loans, $60.5 million and construction loans, $10.6 million. Commercial leases and consumer loans decreased $4.2 million and $5.6 million, respectively. Commercial real estate loans remained relatively at the same level in 2001.

Core deposits (excluding purchased money deposits) increased $24.9 million in 2001. This increase enabled the Company to payoff higher costing purchased money deposits. Purchased money deposits decreased $20.6 million.

For the year ended December 31, 2001, the Company earned $5,769,000, an increase of $1,219,000 from the $4,550,000 earned in 2000.

STOCK REPURCHASE PROGRAM AND DIVIDENDS

The Company paid quarterly dividends during 2001 of $.08 per share. The Company has also announced an $.08 per share dividend payable March 29, 2002, to shareholders of record on March 15, 2002.

The following table summarizes the Company's stock repurchase programs during 2001:

--------------------------------------------------------------------------------
                   Date           Date         # of Shares           Average
   Program#      Announced      Completed      Repurchased       Price per Share
--------------------------------------------------------------------------------
     21st         1/30/01        5/31/01         100,000             $13.57
--------------------------------------------------------------------------------
     22nd         5/31/01        9/28/01         383,981             $17.58
--------------------------------------------------------------------------------
     23rd        10/23/01          --            110,827             $18.18
--------------------------------------------------------------------------------

GENERAL

On June 30, 1992, the Bank converted from a federally chartered mutual savings bank to a federally chartered stock savings bank. As part of the conversion, proceeds were used to purchase the stock of the Bank. In August, 1997, the Bank was converted to a national bank.

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

The Bank's results of operations are dependent primarily on net interest income, which is the difference between the interest earned on its loans and securities portfolios, and the interest paid on deposits and borrowed funds. The Bank's operating results are also affected by other income consisting of service charges, loan origination and servicing fees, mortgage banking fees, and fees from the sale of annuity and insurance products. Operating expenses of the Bank include employee compensation and benefits, commissions and incentives, occupancy and equipment costs, federal deposit insurance premiums, data processing, advertising, and other administrative expenses.

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

BUSINESS STRATEGY

Management of the Company has accomplished most of the restructuring necessary to fully transform the balance sheet to that of a full service commercial bank. In 1996, the Company sold over $93 million of securitized 15 and 30 year fixed rate mortgage-backed securities and replaced most of those fixed rate assets with shorter term floating rate instruments. In December, 1996, the Company securitized $61 million in fixed rate long-term mortgages and seven to ten year balloon mortgages with the FHLMC. Some of these were sold in 1997 to reduce interest rate risk and provide additional funding for commercial related loans. In 1997, the Company securitized $17.8 million of residential fixed rate mortgages that were not scheduled to reprice in the next five years. Additional securitized loans were sold in 1999 and 2000 to provide liquidity and fund commercial, multi-family, construction, and commercial real estate loan originations. In 1998, the Company opened mortgage centers in McHenry and Aurora, Illinois. These offices were subsequently consolidated in McHenry. The Company sold $54.0 million of its single family mortgage loan portfolio in March 2001, in anticipation of falling rates and the risk of prepayments. This reduced the Company's interest rate risk exposure on long term fixed rate assets that had the ability to be refinanced by the borrower without penalty should rates decline. The sale consisted of a $28.5 million sale of single use customer mortgages and a $25.5 million sale of multi-use service customer mortgages. Single use customer mortgages are customers with no other banking relationship with the Company besides the mortgage loan. These loans were sold on a service release basis, which means discontinuing the collection of principal and interest payments, thereby giving up the rights of collecting servicing income. Multi-service customer mortgages are customers with other banking relationship with the Company, such as deposit account relationships and home equity lines of credit. These multi-service customer mortgages were sold on a service retained basis, which means continuing the collection of principal and interest payments for the remaining term of the loan and the right to receive servicing income from the loan purchaser. Associated with the mortgage loan sale in March 2001 was $196,000 of capitalized "mortgage servicing rights" on service retained mortgages. Proceeds from the sale were used to fund growth in the commercial and multi-family portfolios.

These changes allow the Company to concentrate on filling the void left by the consolidation of competing financial institutions in its marketplace and to serve, "on a timely basis", those commercial lending prospects who may need a commercial loan, a commercial real estate loan, a construction loan or a multi-family loan. The Company's ability to serve this market helped to expand the commercial related portfolio by $77.4 million during 2001. Most of this increase came in multi-family loans, which increased by $60.5 million, followed by increases of $10.6 million in construction loans and $10.4 million in commercial loans. Mortgage loans decreased by $61.5 million (mostly from the sale), consumer loans decreased by $5.6 million and leases outstanding decreased by $4.2 million. Commercial real estate loans remained relatively at the same level.

Total deposits increased 1.0% to $456.0 million from $451.7 million at December 31, 2000. In March, 2000, the Bank introduced a High Yield Money Market Account. This account has a market sensitive rate of interest that is indexed to the 91-day Treasury Bill weekly auction rate. All balances over $2,500 are tiered to this market interest rate. The Company is focused on growing the High Yield Account balances and attracting new commercial deposit accounts. At December 31, 2001, the account had a $113.9 million balance, a 5% decrease from 2000 year end. The Company believes that the decline in the High Yield Money Market Account was due to the rapid decline in the 91-day Treasury Bill rate to which the account is indexed. The Company also believes that the decrease in the High Yield Money Market index rate caused savings deposits to increase by $9.2 million, as the rate remained at a fixed 2.50% for the year and was 74 basis points higher than the High Yield account as of December 31, 2001. Savings accounts increased to $52.1 million, a 22% increase from 2000 year end. As the rates shift from a negative slope environment, to a positive, the public started to place their funds in term certificates of deposits. Certificates of deposit increased by $9.2 million, a 6% increase from 2000. Jumbo certificates of deposits increased by $2.9 million, a 32% increase from 2000. Additional deposit growth has been centered in non-interest bearing deposits that grew by approximately 14% or $3.8 million. Interest bearing checking accounts grew by 24% or $5.7 million. The increase in deposits enabled the Company to payoff purchased certificates of deposit. Purchased certificates of deposit decreased by $20.6 million, a 31% decrease from 2000.

The Company continues to build its volume of non-interest bearing checking accounts along with complementary deposit products and services such as direct deposit and debit cards. The checking account is a core account of the community bank. From the Company's perspective, it also helps improve non-interest income and will help to improve the Company's net interest margin. The Company offers promotions to attract new checking accounts and provides additional services, such as Internet Banking and Telephone Banking, to make these accounts more desirable in the marketplace. In setting its rates on certificates of deposit, the Company regularly evaluates: (I) its investment and lending opportunities;
(ii) its liquidity position; (iii) the rates being offered by competing institutions; and (iv) its internal cost of funds. In order to decrease the volatility of its deposits, the Company imposes penalties on early withdrawal of its certificates of deposit.

At December 31, 2001, total non-performing assets amounted to $3.2 million, or 0.63% of net loans receivable compared to $5.5 million, or 1.10% of net loans receivable at December 31, 2000. The Company had $1,588,000 of impaired loans at December 31, 2001. The $1,540,000 impaired commercial real estate loan was originally at $1,825,000, but the Company wrote off $285,000 during 2001. At December 31, 2001, the Company had $385,000 of the allowance for loan losses allocated to this loan. As a result of a sheriff's sale in early 2002, and in view of the weakened market conditions, the Company charged off $240,000 on this Wisconsin motel property in 2002. The remaining impaired loans consisted of construction loans. The $662,000 other real estate owned asset is an undeveloped commercial property in Chicago. The loan balance was $780,000 and the Company took a $118,000 charge-off on the loan during 2001.

At December 31, 2001, the allowance for possible loan and lease losses amounted to $6.5 million, or 2.58x non-performing loans as compared to $5.7 million, or 1.03x coverage at December 31, 2000.

Stockholders' equity in CoVest Bancshares, Inc. totaled $45.2 million at December 31, 2001. The number of common shares outstanding was 3,438,223 and the book value per common share outstanding was $13.13 as of December 31, 2001.

On January 29, 2002, the Company announced the expansion of its 23rd stock repurchase plan to repurchase 174,633 shares. At March 1, 2002, 63,806 shares remained to be repurchased under the 23rd stock repurchase program.

On February 22, 2002, the Employee Stock Ownership Plan (ESOP) purchased 81,477 shares of CoVest Bancshares, Inc. common stock, held in the Company's treasury, for an aggregate purchase price of $1,500,000, or $18.41 per share. A new loan in the amount of $1.5 million plus interest will be repaid over a period of fifteen years from earnings generated by the Company.

COMPARISON OF OPERATING RESULTS FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000

GENERAL

The Company earned $5,769,000 for the year ended December 31, 2001, versus $4,550,000 for the year ended December 31, 2000. This represented $1.54 (basic) and $1.50 (diluted) earnings per share versus $1.14 (basic) and $1.12 (diluted) earnings per share for 2000, an increase of 35% and 34% respectively from 2000. Core net income (net income, adjusted for the after tax effect of the gain on sale of loans) was $5,521,000 for 2001, up 21% over $4,550,000 for 2000. Basic earnings per share on core earnings were $1.48%, a 30% increase compared to $1.14 per share in 2000. Diluted earnings per share on core earnings were $1.44, a 29% increase compared to $1.12 per share in 2000. Excluded from core net income for 2001 was a $407,000 pretax gain on the sale of single family first mortgages.

Cash earnings for 2001, consisting of net earnings of $5,769,000 and the after tax affect of goodwill of $126,000, were $5,895,000, or $1.58 (basic) and $1.53 (diluted) earnings per share, compared to $4,676,000 or $1.17 (basic) and $1.15 (diluted) earnings per share in 2000. Core cash earnings for 2001 (net income and the after tax effect of goodwill, adjusted for the after tax effect of the gain on sale of loans) was $5,646,000, or $1.51 (basic) and $1.47 (diluted) earnings per share.

Returns on average equity and average assets for 2001 were 12.05% and 0.99% compared to 9.75% and 0.80% in 2000. Returns on average equity and average assets on core earnings ( net income, adjusted for the after tax effect of the gain on sale of loans) were 11.53% and 0.95% respectively. Cash earnings for 2001 represented returns on average equity and average tangible assets of 12.31% and 1.01%, compared to 10.82% and 0.82% for 2000. Core cash earnings (net income and the after tax effect of goodwill, adjusted for the after tax effect of the gain on sale of loans) for 2001 represented returns on average equity and average tangible assets of 11.79% and 0.96% respectively.

INTEREST INCOME

Interest income for 2001 decreased by $984,000, a decrease of 2% from 2000. The Federal Reserve's eleven rate reductions during 2001 caused a decrease in various rate indices and caused a decrease in the Company's interest received on loans and investments. The average balance of earning assets in 2001 increased by $13.3 million, with an overall yield of 7.64%, a 5% decrease compared to 8.01% in 2000. In 2001, average loans receivable were $497.7 million versus $477.4 million in 2000, an increase of 4%. The average yield on loans was 7.90% for 2001, 38 basis points lower than 8.28% in 2000. As of December 31, 2001, the Company has $103.6 million prime based loans in its portfolio. Adjustable rate loans are indexed to the prime rate, 91-day Treasury Bill, 1 year, 3 year and 5 year constant maturity Treasuries. The terms of the loans on multi-family loans and commercial real estate loans are subject to floors and ceilings for the entire term of the loan. This means that if the rates go down, the rates on the loans cannot go below the floor levels. Some loans may currently be at their floor level, which in a rising rate environment may not increase proportionally with the index. On the other hand, when rates go up, loans that have hit their ceiling may not go up in relation to their individual indexes. Multi-family loans experienced the biggest average increase by $51.1 million. Commercial loans, commercial real estate loans and construction loans also increased. Commercial leases, mortgage loans and auto loans decreased. Amortized loan costs related to multi-family loan prepayments, which were accounted for as a reduction to interest income, amounted to $273,000 in 2001. Management anticipates moderate loan prepayments in 2002. Management also anticipates that rates will start to trend up in the second half of the year. Investments, including overnight deposits, averaged $65.2 million for 2001, a 10% decrease from $72.2 million in 2000. Investments yielded 5.64% in 2001, 61 basis points lower than 6.25% in 2000.

INTEREST EXPENSE

Interest expense for 2001 decreased $3.7 million, a 14% decrease from 2000. Average interest bearing liabilities increased by $5.9 million with an overall yield of 4.64%, a 15% decrease compared to 5.46% in 2000. The average cost on interest bearing liabilities decreased 82 basis points in 2001, which is almost twice as fast as the yield on earning assets declined. The decrease is mostly attributed to the fast decline in the 91-day Treasury Bill rate to which the High Yield Money Market account is indexed. The yield on the High Yield Money Market account decreased to 3.47%, 233 basis points lower than 5.80% in 2000. The average balance of the High Yield Money Market account increased $16.9 million, a 16% increase from 2000. Interest-bearing checking accounts increased $2.2 million, certificates of deposits, including jumbo certificates of deposits, increased $9.9 million. The increase in core deposits enabled the Company to payoff higher yielding purchased money deposits. The average balance of purchased money deposits decreased $7.8 million and FHLB advances decreased

$13.4 million. Management anticipates its cost of funds to increase as the direct result of increases in the weekly 91-day Treasury Bill rates. Other interest bearing liability costs are also anticipated to increase with a general rise in the level of rates and competitive fund gathering pressures.

On October 9, 2001, the Company entered into an Interest Rate Cap Agreement with Morgan Keegan for a notional amount of $10.0 million for three years, against the 91-day Treasury Bill rate, at the strike rate of 4.50%. The Company paid a fixed amount of $113,000 covering the entire 3-year agreement. A weekly average calculation is used to determine Morgan Keegan's position and Morgan Keegan is liable for the difference when the 91-day Treasury Bill rate exceeds 4.50%. The cost is amortized over 3 years and is recorded as part of interest expense.

NET INTEREST INCOME

Net interest income increased $2,703,000 or 15.6% in 2001 versus 2000, mostly as a result of average cost of interest bearing liabilities being 82 basis points less than in 2000. The average yield on interest earning assets decreased by 37 basis points in 2001 compared to 2000. The average cost of interest bearing liabilities decreased 82 basis points, which was about twice as fast as the yield decrease on earning assets. The average net interest spread increased to 3.00% in 2001, a 45 basis points increase from 2.55% in 2000. The net interest margin increased to 3.58% in 2001, a 40 basis points increase from 3.18% in 2000. Average non-interest bearing deposits increased by $5.0 million, a 22% increase to 2000. These deposits will help cushion the margin in periods of rising rates.

The Company's net income is impacted by changing interest rates. Changes in interest rates impact the demand for new loans, the credit profile of existing loans, the rates received on loans and securities and rates paid on deposits and borrowings. The relationship between the rates received on loans and securities, and the rates paid on deposits and borrowings, known as the interest spread, could be expected to initially increase during times of falling rates when the 91-day Treasury bill rate, from which the High Yield Money Market account is priced, declines faster than the prime rate. Conversely, the interest spread could decline during times of increasing interest rates.

The Federal Reserve's incremental rate reductions caused a decrease in the Company's prime rate from 9.50% to 4.75%, which resulted in a decrease in the Company's interest received on loans and securities and rates paid on deposits and borrowings. With any further decline in interest rates, our ability to proportionately decrease the rates on deposit sources, particularly certificate of deposit accounts, may not be possible due to competitive pressures. This may result in the decrease of our interest rate spread. Although we believe our current level of interest sensitivity is reasonable, significant fluctuations in interest rates may have an adverse effect on our business, financial condition and results of operation.

PROVISION FOR LOAN LOSSES

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

The 2001 provision for loan losses totaled $1,602,000 compared with $1,010,000, in 2000. The change in the Company's loan portfolio mix, as well as the increase in charge-offs by $552,000, prompted the Company to increase its allowance for loan losses. The single family mortgage loan portfolio decreased by $62.2 million in 2001 compared to 2000, mostly from the sale in March 2001. Those funds and an additional $14.9 million were redeployed into various types of commercial, multi-family, commercial real estate, and construction lending. Although the Company is not aware of any undisclosed potential losses in these types of loans, the Company acknowledges the difference in the risks between single family mortgage loans and traditional commercial lending.

NON-INTEREST INCOME

Non-interest income for 2001 was $4.2 million, a 47% increase from $2.9 million for 2000. The Company experienced loan payoffs in multi-family loans due to the decrease in various lending rates and the prepayment fees of $781,000 that were collected from the early payoff of loans. The decrease in various lending rates also resulted in more loan originations for the Company. Total loans originated in 2001 amounted to $242.5 million, a 42% increase from 2000. Loan charges and servicing fees including prepayment fees, increased $694,000, a 67% increase from 2000. This was mostly attributed to prepayment fees increasing by $543,000 and lien release fees increasing by $69,000. Mortgage banking fees increased $277,000, a 64% increase from 2000. This was mostly attributed to a document fees increase of $120,000, a loan application fees increase of $63,000 and conventional loan fees increasing by $122,000. In 2001, the Company introduced check imaging to its deposit customers and joined AGREE, an alliance of financial institutions that belong to the Cash Station network which expanded the availability of ATMs for customers. Also in 2001, the Company enhanced its cash management services by offering an internet cash management solution to commercial banking customers. Deposit related charges increased $179,000, a 17% increase from 2000. Service fees on retail checking accounts increased $56,000, account analysis charges on commercial accounts increased $75,000 and NSF fees increased $58,000. Other income decreased $265,000, a 55% decrease from 2000. The decrease was partially due to CoVest Investment's income decrease of $72,000. In 2001, the Company incurred a $36,000 loss on disposition of other real estate owned, compared to a gain of $102,000 in 2000. Management anticipates moderate loan prepayments during 2002. Management also anticipates loan related fees to be slightly greater than in 2001. The Company's focus is on attracting new commercial and retail demand deposit accounts should have a positive impact on fees released for these services in 2002.

NON-INTEREST EXPENSE

Operating expenses for 2001 were $13.6 million, a 12% increase from $12.1 million for 2000. This was mostly due to increase in compensation and benefits of $542,000. The Company was fully staffed at year-end 2001 and the cost of medical insurance and prescription costs has increased by $155,000, or 26% over 2000. Commissions and incentives increased $222,000 due to higher volume of mortgage loan originations. The Company originated and sold 273 mortgage loans in 2001, an 85% increase from 147 loans in 2000. Data processing expenses increased $132,000 due to the addition of check imaging and a full year's internet banking costs. Advertising expense increased $225,000 as the Company aggressively pursued deposits and promoted loan products. Other expenses increased $437,000 due to: professional fees increased $242,000, mainly due to increased efforts in loan collection, and expanded audit coverage; general and administrative expenses increased $71,000; expenses related to other real estate owned increased $34,000; and amortization of intangibles increased $75,000. The efficiency ratio for 2001 was 56%. This is 7% better than the 60% experienced in 2000. The Company's goal is to maintain an efficiency ratio at lower than 56% for 2002.

The Company's consolidated income tax rate varies from statutory rates principally due to interest income from tax-exempt securities and loans. The Company recorded income tax expense of $3.3 million in 2001 as compared to $2.5 million in 2000, an increase of 31.3% due to changes in income. The effective tax rate was 36.3% in 2001 and 35.5% in 2000.

COMPARISON OF OPERATING RESULTS FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999

GENERAL

The Company earned $4,550,000 for the year ended December 31, 2000, versus $3,935,000 for the year ended December 31, 1999. This represented $1.14 (basic) and $1.12 (diluted) earnings per share versus $0.96 (basic) and $0.93 (diluted) earnings per share for 1999, an increase of 19% and 20% respectively from 1999.

Cash earnings for 2000, consisting of net earnings of $4,550,000 and the after tax affect of goodwill of $126,000, were $4,676,000, or $1.17 (basic) and $1.15 (diluted) earnings per share, compared to $4,061,000 or $0.99 (basic) and $0.95 (diluted) earnings per share in 1999.

Returns on average equity and average assets for 2000, were 9.75% and 0.80% compared to 8.49% and 0.72% in 1999. Cash earnings for 2000 represented returns on average equity and average tangible assets of 10.82% and 0.82%, compared to 8.77% and 0.74% for 1999.

INTEREST INCOME

Interest income for 2000 increased by $5,266,000, an increase of 14% from 1999. The 2000 increase was primarily due to an increase of $25.5 million in average earning assets as compared to 1999. The overall yield on earning assets increased 59 basis points, from 7.42% in 1999 to 8.01% in 2000.

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

PROVISION FOR LOAN LOSSES

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

The 2000 provision for loan losses totaled $1,010,000 compared with $1,132,000, in 1999. Though there was an increase in non-performing loans, net charge-offs decreased by $400,000 in 2000.

NON-INTEREST INCOME

Non-interest income declined $1,145,000, or 28% versus 1999. The decrease was primarily due to net Mortgage Center income declining $1,021,000 as volume dropped as a result of increases in mortgage interest rates. In addition, as a result of the decline in balances, the Mortgage Center was also closed in August of 2000. The Company recognized a loss of $69,000 due to the writeoff of building leasehold improvements at the McHenry Mortgage Center. In addition to the decline in Mortgage Center income, investment fees also declined by $54,000 and the Company recognized a loss of $96,000 on the sale of securities. These decreases were partially offset by an increase in various loan fees of $121,000. The Company finally recognized a $102,000 gain on sale of other real estate owned in the fourth quarter of 2000 versus $94,000 in 1999.

NON-INTEREST EXPENSE

Operating expenses decreased 9% or $1.1 million. Total compensation and benefits expense and commissions and incentives decreased $469,000. Compensation, commission and incentives for the Mortgage Center decreased $710,000 versus 1999. In 2000, the Company deferred $311,000 less in compensation expenses associated with loan origination, as required by FASB 91, than in the same period in 1999. Loan related expense also declined $327,000. This coincided with the lower loan growth of $38 million in 2000 compared to $60.9 million in 1999. General and administrative expenses declined $58,000 versus 1999. The efficiency ratio for 2000 was 60.05% compared to 65.08% in 1999.

The Company's consolidated income tax rate varies from statutory rates principally due to interest income from tax-exempt securities and loans. The Company recorded income tax expense of $2.5 million in 2000 as compared to $2.0 million in 1999, an increase of 22.4% due to changes in income. The effective tax rate was 35.5% in 2000 and 34.2% in 1999.

NET INTEREST INCOME ANALYSIS

The following table presents, for the periods indicated, on a fully tax equivalent basis, the total dollar amount of interest income from average interest-earning assets and the resultant yields, as well as interest expense on average interest-bearing liabilities, expressed both in dollars and rates.

                                                                 Year Ended December 31,
                                                                 -----------------------
                                             2001                          2000                          1999
                                             ----                          ----                          ----
                                                                  (Dollars in Thousands)

                                 Average    Interest           Average    Interest           Average    Interest
                                  Annual    Earned/   Yield/    Annual    Earned/   Yield/    Annual    Earned/   Yield/
                                 Balance     Paid      Rate    Balance     Paid      Rate    Balance     Paid      Rate
                                 -------     ----      ----    -------     ----      ----    -------     ----      ----
Interest-earning assets
    Commercial loans (A) (B)     $ 40,230   $ 2,944    7.32%   $ 27,729   $ 2,276    8.21%   $ 12,445   $   853   6.85%
    Multi-family loans (A) (B)    192,381    14,517    7.55     141,246    11,348    8.03      89,329     7,034   7.87
    Commercial real estate         84,306     6,810    8.08      72,012     5,947    8.26      67,067     5,627   8.39
    loans (A) (B)
    Construction loans (B)         53,418     4,973    9.31      44,545     4,883   10.96      42,722     3,860   9.03
    Commercial/municipal            3,246       195    6.01      13,180       827    6.27      29,701     1,869   6.29
    leases (A) (B)
    Mortgage (A) (B)               75,141     5,829    7.76     126,604     9,505    7.51     132,217     9,554   7.23
    Consumer loans (A)             49,012     4,067    8.30      52,073     4,728    9.08      37,780     3,444   9.12
    Securities                     41,360     2,378    5.75      42,756     2,563    5.99      23,204     1,591   6.86
    Mortgage-backed securities      5,407       385    7.12      15,363     1,061    6.91      68,625     3,995   5.82
    Equity Investments              8,529       508    5.96       7,800       512    6.57       8,084       477   5.90
    Other investments               9,865       403    4.09       6,254       377    6.03      12,871       603   4.68
                                 --------   -------   ------   --------   -------   ------   --------   -------   -----
    Total interest-earning        562,895    43,009    7.64%    549,562    44,027    8.01%    524,045    38,907   7.42%
    assets

Non-interest earning assets        20,707                        17,552                        21,481
                                 --------                      --------                      --------

    TOTAL ASSETS                 $583,602                      $567,114                      $545,526
                                 ========                      ========                      ========

Interest-bearing liabilities
    NOW accounts                 $ 25,106       328    1.31%   $ 22,890       255    1.11%   $ 22,261       236   1.06%
    Savings accounts               44,301     1,108    2.50      46,806     1,172    2.50      51,740     1,291   2.50
    Money Market accounts         120,233     4,178    3.47     103,367     5,998    5.80      84,642     3,869   4.57
    Certificates                  236,352    13,596    5.75     234,259    14,265    6.09     186,063     9,923   5.33
    FHLB advances                  52,882     3,123    5.91      66,344     4,083    6.15     113,589     6,248   5.50
    Other borrowed money           13,079       512    3.91      12,384       759    6.13      12,605       658   5.22
                                 --------   -------   ------   --------   -------   ------   --------   -------   -----
    Total interest-bearing        491,953    22,845    4.64%    486,050    26,532    5.46%    470,900    22,225   4.72%
    liabilities

Other liabilities                  43,770                        34,390                        28,301
                                 --------                      --------                      --------
    TOTAL LIABILITIES             535,723                       520,440                       499,201

Stockholders' equity               47,879                        46,674                        46,325
                                 --------                      --------                      --------

    TOTAL LIABILITIES AND
    STOCKHOLDERS' EQUITY         $583,602                      $567,114                      $545,526
                                 ========                      ========                      ========

Net interest income                         $20,164                       $17,495                       $16,682
                                            =======                       =======                       =======

Net interest spread                                    3.00%                         2.55%                        2.70%
                                                       =====                         =====                        =====

Net earning assets                $70,942                       $63,512                       $53,145
                                  =======                       =======                       =======

Net yield on average interest-
earning assets                                         3.58%                         3.18%                        3.18%
                                                       =====                         =====                        =====

Average interest-earning
assets to average
interest-bearing
liabilities                                            1.14X                         1.13X                        1.11X
                                                       =====                         =====                        =====

(A)   Includes cash basis loans.
(B)   Includes deferred fees/costs.

The following table sets forth the weighted average yields on the Company's interest-earning assets, the weighted average interest rates on interest-bearing liabilities, and the interest rate spread between the weighted average yields and rates at the dates indicated:

                                                                           At December 31,
                                                                       2001     2000     1999
                                                                       ----     ----     ----
Weighted average yield on
    Commercial loans                                                   6.54%    9.02%    7.70%
    Commercial real estate loans                                       7.93     8.57     8.23
    Multi-family loans                                                 7.17     8.42     8.16
    Construction loans                                                 7.34    10.28     9.20
    Commercial leases                                                  6.46     6.40     6.25
    Mortgage                                                           7.40     7.64     7.26
    Consumer loans                                                     7.49     9.40     8.81
    Mortgage-backed securities                                         7.05     6.84     6.97
    Securities                                                         5.37     7.05     6.24
    Other investments                                                  5.72     5.90     5.34
Combined weighted average yield on interest-earning assets             7.15     8.46     7.76

Weighted average rates paid on
    Savings accounts                                                   2.50     2.50     2.50
    NOW accounts                                                       1.33     1.12     1.11
    Money market accounts                                              1.76     5.85     5.20
    Certificates                                                       4.41     6.40     5.77
    FHLB advances                                                      4.63     6.27     5.95
    Other borrowed money                                               2.09     6.17     5.69
Combined weighted average rate paid on interest-bearing liabilities    3.41     5.66     5.16

Net interest rate spread                                               3.75     2.80     2.60

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

                                          2001 vs. 2000                       2000 vs. 1999
                                   Increase (Decrease) Due To:         Increase (Decrease) Due To:
                                   ---------------------------         ---------------------------
                                                          Total                               Total
                                                        Increase                            Increase
                                 Volume      Rate      (Decrease)    Volume      Rate      (Decrease)
                                 ------      ----      ----------    ------      ----      ----------

                                                            (In Thousands)
Interest-earning assets
    Loans receivable             $ 2,448    $(2,627)   $     (179)   $ 5,201    $ 1,594    $    6,795
    Mortgage-backed securities      (688)        12          (676)      (537)         8          (529)
    Securities and other
      investments                    184       (347)         (163)    (1,367)       221        (1,146)
                                 -------    -------    ----------    -------    -------    ----------
       Total interest-earning
         assets                    1,944     (2,962)       (1,018)     3,297      1,823         5,120
                                 -------    -------    ----------    -------    -------    ----------

Interest-bearing liabilities
    NOW accounts                     (25)       (48)          (73)        (7)       (12)          (19)
    Savings accounts                  64         --            64        120         --           120
    Money markets                   (978)     2,798         1,820       (856)     (1273)       (2,129)
    Certificates                     (56)       725           669        600     (4,944)       (4,343)
    FHLB advances                    763        197           960      2,635       (470)        2,165
    Other borrowed money              26        221           247         49       (149)         (100)
                                 -------    -------    ----------    -------    -------    ----------
    Total interest-bearing
      liabilities                   (206)     3,893         3,687      2,541     (6,849)       (4,307)
                                 -------    -------    ----------    -------    -------    ----------

    Net change in interest
      income                     $ 1,738    $   931    $    2,669    $ 5,838    $(5,025)   $      813
                                 =======    =======    ==========    =======    =======    ==========

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

The Company's cash flows are a result of three principal activities: operating activities, investing activities and financing activities. Net cash received in operating activities, primarily interest on loans and investments, less interest paid on deposits and borrowed funds, and the net change in mortgage loans held for sale, was $7.3 million for the year ended December 31, 2001. Net cash used in investing activities was $4.5 million for the year ended December 31, 2001. Loan sales generated $54.5 million. Securities sales generated $7.0 million while principal payments on mortgage-backed and related securities amounted to $2.2 million. Proceeds from maturity of securities amounted to $40.8 million. Purchases of securities were $43.2 million, and loan originations, net of principal payments, were $65.4 million for the year. Net cash provided by financing activities amounted to $6.8 million for the year ended December 31, 2001. Cash used to purchase treasury stock amounted to $9.5 million which was partially offset by an increase in deposits by $4.3 million.

The Company uses its liquidity to meet its ongoing commitments to fund maturing certificates of deposit and deposit withdrawals, repay borrowings, fund existing and continuing loan commitments, and pay operating expenses. At December 31, 2001, the Company had approved and accepted commitments to originate loans totaling $16.6 million, and its customers had approved but unused lines of credit totaling $132.0 million. Additionally, the Company had $9.5 million in letters of credit. The Company considers its liquidity and capital resources to be adequate to meet its foreseeable short and long-term needs. The Company expects to be able to fund or refinance, on a timely basis, its material commitments and long-term liabilities.

CAPITAL RESOURCES

At December 31, 2001, the Bank had total risk based capital of $49.3 million. This was approximately $8.0 million above the 10% ratio required to be "well capitalized." Tier 1 risk based capital was $44.0 million. This was approximately $19.2 million or 4.6% above the required ratio of 6%. The Tier 1 capital leverage ratio was 7.5%. This was approximately $14.8 million or 2.5% above the required ratio of 5%.

On February 22, 2002, the Employee Stock Ownership Plan (ESOP) purchased 81,477 shares of CoVest Bancshares, Inc. common stock, held in the Company's treasury, for an aggregate purchase price of $1,500,000, or $18.41 per share. A new loan in the amount of $1.5 million plus interest will be repaid over a period of fifteen years from earnings generated by the Company.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In an attempt to manage the Company's exposure to changes in interest rates, management closely monitors interest rate risk. Management has an Asset/Liability Committee, consisting of senior officers, which meets monthly to review the interest rate risk position and make recommendations for adjusting such position. In addition, the Board of Directors reviews the position on a monthly basis, including simulations of the effect on the Company's capital of various interest rate scenarios.

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

Commercial real estate and multi-family borrowers may also prepay loans for various reasons, but prepayment penalties are assessed in accordance with terms of the loan agreement. The Company has been setting floors on its non-retail adjustable rate loans as a protection in a falling rate environment, since the introduction of that type of product to its loan mix. In a falling rate environment where the index to which an adjustable rate loan falls, the rate on the loan will not go down below the floor rate. On the other hand, if rates go up, there is a likelihood that the rate on the loan will not go up if the rate change from the index to which the loan is tied to is still below the floor rate. The rate might increase, but not by the same amount of increase in rates in general since the increase will be based on the index rate even though the loan is currently at its floor rate. On October 9, 2001, the Company entered into an Interest Rate Cap Agreement with Morgan Keegan for a notional amount of $10 million for three years, against the 91 day Treasury Bill rate, at the strike rate of 4.50%. The Company paid a fixed amount of $113,000 covering the entire 3-year agreement. A weekly weighted average calculation is used to determine Morgan Keegan's position and Morgan Keegan will be liable for the difference when the 91 day Treasury Bill rate exceeds 4.50%. The Company believes that the move will help cushion the impact of rising rates, particularly on the High Yield Money Market account that is indexed to the weekly 91 day Treasury Bill auction.

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

The following table presents the Company's exposure to hypothetical changes in interest rates as of December 31,

                                  2001                                 2000
                                  ----                                 ----

Changes in       Percent Change in   Percent Change in   Percent Change    Percent Change in
Interest Rates   Net Interest        MV of Portfolio     in Net Interest   MV of Portfolio
(basis points)   Income              Equity              Income            Equity
--------------   -----------------   -----------------   ---------------   -----------------
     +200                -2%               -3%                  -6%               -9%
     +100                -1                -1                   -3                -5
        0                 0                 0                    0                 0
     -100                +2                +3                   +3                +5
     -200                +4                +3                   +6               +10

The following table presents the Company's cumulative gap position as of the dates indicated:

                                      December 31, 2001      December 31, 2000
                                      -----------------      -----------------
                                               (Dollars in Thousands)
        90 days                           ($29,177)              ($24,941)
       180 days                           ($31,539)              ($50,187)
       360 days                           ($39,214)              ($96,768)

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

                               (CROWE CHIZEK LOGO)

                         REPORT OF INDEPENDENT AUDITORS

Board of Directors and Stockholders
CoVest Bancshares, Inc.
Des Plaines, Illinois

We have audited the accompanying consolidated statements of financial condition of CoVest Bancshares, Inc. as of December 31, 2001 and 2000, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CoVest Bancshares, Inc. as of December 31, 2001 and 2000, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.


                                        /S/ Crowe, Chizek and Company LLP

                                        Crowe, Chizek and Company LLP

Oak Brook, Illinois
January 25, 2002

                             COVEST BANCSHARES, INC.
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                           DECEMBER 31, 2001 AND 2000
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                           2001        2000
                                                                           ----        ----
ASSETS
Cash and cash equivalents
    Cash on hand and in banks                                            $   6,552   $  10,501
    Interest-bearing deposits in other financial institutions                   21          21
                                                                         ---------   ---------
                                                                             6,573      10,522
Securities
    Securities available-for-sale                                           40,897      41,237
    Mortgage-backed securities available-for-sale                            3,948       9,081
    Federal Home Loan Bank stock and Federal Reserve Bank stock              7,319       6,866
                                                                         ---------   ---------
                                                                            52,164      57,184
Loans and leases receivable, net
    Loans receivable                                                       516,167     506,086
    Less allowance for loan losses                                           6,547       5,655
                                                                         ---------   ---------
                                                                           509,620     500,431

Accrued interest receivable                                                  3,281       4,014
Premises and equipment                                                       9,466       9,976
Other real estate owned                                                        661          --
Intangible assets, net                                                       1,338       1,544
Mortgage servicing rights                                                      222         124
Other assets                                                                 2,404       1,997
                                                                         ---------   ---------

                                                                         $ 585,729   $ 585,792
                                                                         =========   =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
    Deposits
       Non-interest-bearing                                              $  30,993   $  27,197
       Interest-bearing checking                                            29,339      23,656
       Money market accounts                                               113,864     119,767
       Savings accounts                                                     52,141      42,906
       Purchased money deposits                                             45,776      66,371
       Certificates of deposit                                             183,889     171,828
                                                                         ---------   ---------
                                                                           456,002     451,725

    Short-term borrowings                                                   29,425      45,479
    Long-term borrowings from Federal Home Loan Bank                        44,000      29,000
    Advances from borrowers for taxes and insurance                          4,865       5,166
    Accrued expenses and other liabilities                                   6,286       6,388
                                                                         ---------   ---------
                                                                           540,578     537,758
Stockholders' equity
    Preferred stock                                                             --          --
    Common stock                                                                44          44
    Additional paid-in capital                                              17,268      17,501
    Retained earnings                                                       41,360      36,783
    Treasury stock                                                         (14,290)     (6,244)
    Accumulated other comprehensive income (loss)                              769         (50)
                                                                         ---------   ---------
                                                                            45,151      48,034
                                                                         ---------   ---------

                                                                         $ 585,729   $ 585,792
                                                                         =========   =========

          See accompanying notes to consolidated financial statements.

                             COVEST BANCSHARES, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                  YEARS ENDED DECEMBER 31, 2001, 2000, AND 1999
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                        2001        2000        1999
                                                        ----        ----        ----
Interest income
    Loans and leases receivable                       $ 39,335    $ 39,508    $ 32,718
    Mortgage-backed securities                             385       1,061       1,591
    Securities
       Taxable                                           1,890       2,368       2,977
       Exempt from federal income taxes                    322         377         672
    Other interest and dividend income                     911         513         603
                                                      --------    --------    --------
                                                        42,843      43,827      38,561

Interest expense
    Deposits                                            19,210      21,690      15,319
    Advances from Federal Home Loan Bank                 3,123       4,083       6,248
    Other borrowed funds                                   512         759         658
                                                      --------    --------    --------
                                                        22,845      26,532      22,225
                                                      --------    --------    --------

NET INTEREST INCOME                                     19,998      17,295      16,336

Provision for loan losses                                1,602       1,010       1,132
                                                      --------    --------    --------

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES     18,396      16,285      15,204

Noninterest income
    Loan charges and servicing fees                        949         798         815
    Loan prepayment fees                                   781         238         183
    Mortgage banking fees                                  711         434       1,455
    Deposit related charges and fees                     1,216       1,037       1,021
    Loss on sales of securities                            (35)        (96)        (10)
    Gain on sales of loans                                 407          --          --
    Other                                                  216         481         573
                                                      --------    --------    --------
                                                         4,245       2,892       4,037

Noninterest expense
    Compensation and benefits                            6,616       6,074       6,187
    Commissions and incentives                             814         592         948
    Occupancy and equipment                              1,926       2,028       2,082
    Federal deposit insurance premium                       86          83         211
    Data processing                                      1,004         872         960
    Advertising                                            808         583         561
    Other                                                2,327       1,890       2,310
                                                      --------    --------    --------
                                                        13,581      12,122      13,259
                                                      --------    --------    --------

INCOME BEFORE INCOME TAXES                               9,060       7,055       5,982

Income tax provision                                     3,291       2,505       2,047
                                                      --------    --------    --------

NET INCOME                                            $  5,769    $  4,550    $  3,935
                                                      ========    ========    ========

Earnings per common share
    Basic                                             $   1.54    $   1.14    $    .96
                                                      ========    ========    ========

    Diluted                                           $   1.50    $   1.12    $    .93
                                                      ========    ========    ========

          See accompanying notes to consolidated financial statements.

                             COVEST BANCSHARES, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                  YEARS ENDED DECEMBER 31, 2001, 2000, AND 1999
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                        Common                                                    Accumulated
                                       Stock and                                                     Other         Total
                                      Additional                            Unearned                Compre-        Stock-
                                        Paid-In     Retained    Treasury      Stock     ESOP        hensive       holders'
                                        Capital     Earnings      Stock      Awards     Loan     Income (Loss)     Equity
                                        -------     --------      -----      ------     ----     -------------     ------
Balance at
  January 1, 1999                     $   19,011    $ 30,905    $ (3,017)   $    (73)   $(161)   $         286    $ 46,951

Cash dividend ($.32 per share)                --      (1,326)         --          --       --               --      (1,326)
Exercise of stock options                 (1,335)         --       3,007          --       --               --       1,672
Purchase of stock                             --          --      (4,302)         --       --               --      (4,302)
Payment on ESOP loan                          --          --          --          --      161               --         161
Tax benefits related to
  employee stock plans                       287          --          --          --       --               --         287
Stock awards earned                           --          --          --          59       --               --          59
Comprehensive income
   Net income                                 --       3,935          --          --       --               --       3,935
   Net decrease in fair value of
     securities available-for-sale,
     net of income taxes and
     reclassification adjustments             --          --          --          --       --           (1,163)     (1,163)
                                                                                                                  --------
     Total comprehensive
       income                                                                                                        2,772
                                      ----------    --------    --------    --------    -----    -------------    --------

Balance at
  December 31, 1999                       17,963      33,514      (4,312)        (14)      --             (877)     46,274

Cash dividend ($.32 per share)                --      (1,281)         --          --       --               --      (1,281)
Exercise of stock options                   (581)         --       1,033          --       --               --         452
Purchase of stock                             --          --      (2,965)         --       --               --      (2,965)
Tax benefits related to
  employee stock plans                       163          --          --          --       --               --         163
Stock awards earned                           --          --          --          14       --               --          14
Comprehensive income
   Net income                                 --       4,550          --          --       --               --       4,550
   Net increase in fair value of
     securities available-for-sale,
     net of income taxes and
     reclassification adjustments             --          --          --          --       --              827         827
                                                                                                                  --------
     Total comprehensive
       income                                                                                                        5,377
                                      ----------    --------    --------    --------    -----    -------------    --------
Balance at
  December 31, 2000                   $   17,545    $ 36,783    $ (6,244)   $     --    $  --    $         (50)   $ 48,034
                                      ==========    ========    ========    ========    =====    =============    ========

                                   (Continued)

                             COVEST BANCSHARES, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                  YEARS ENDED DECEMBER 31, 2001, 2000, AND 1999
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                        Common                                                    Accumulated
                                       Stock and                                                     Other         Total
                                      Additional                            Unearned                Compre-        Stock-
                                        Paid-In     Retained    Treasury      Stock     ESOP        hensive       holders'
                                        Capital     Earnings      Stock      Awards     Loan     Income (Loss)     Equity
                                        -------     --------      -----      ------     ----     -------------     ------
Balance at
  December 31, 2000                   $   17,545    $ 36,783    $ (6,244)   $     --    $  --    $         (50)   $ 48,034

Cash dividend ($.32 per share)                --      (1,192)         --          --       --               --      (1,192)
Exercise of stock options                   (483)         --       1,457          --       --               --         974
Purchase of stock                             --          --      (9,503)         --       --               --      (9,503)
Tax benefits related to
  employee stock plans                       250          --          --          --       --               --         250
Comprehensive income
   Net income                                 --       5,769          --          --       --               --       5,769
   Net increase in fair value of
     securities available-for-sale,
     net of income taxes and
     reclassification adjustments             --          --          --          --       --              819         819
                                                                                                                  --------
     Total comprehensive
       income                                                                                                        6,588
                                      ----------    --------    --------    --------    -----    -------------    --------

Balance at
  December 31, 2001                   $   17,312    $ 41,360    $(14,290)   $     --    $  --    $         769    $ 45,151
                                      ==========    ========    ========    ========    =====    =============    ========

          See accompanying notes to consolidated financial statements.

                             COVEST BANCSHARES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  YEARS ENDED DECEMBER 31, 2001, 2000, AND 1999
                                 (IN THOUSANDS)

                                                                 2001        2000        1999
                                                                 ----        ----        ----
CASH FLOWS FROM OPERATING ACTIVITIES
     Net income                                                $  5,769    $  4,550    $   3,935
     Adjustments to reconcile net income to net
       cash provided by operating activities
         Depreciation                                               856         988        1,031
         Amortization of intangible assets                          206         205          205
         Deferred income taxes                                     (240)       (360)         (18)
         Net change in real estate loans originated for sale       (682)       (277)       4,188
         Deferred loan origination costs, net                       184        (153)        (669)
         Provision for loan losses                                1,602       1,010        1,132
         Federal Home Loan Bank stock dividend                     (453)       (337)          --
         Net loss on sales of securities                             35          96           10
         Gain on sale of loans                                     (407)         --           --
         Stock award earned                                          --          14           59
         Change in
              Other assets                                         (686)        839           37
              Accrued interest receivable                           733        (577)        (157)
              Accrued expenses and other liabilities                384         865         (561)
                                                               --------    --------    ---------
                  Net cash provided by operating
                    activities                                    7,301       6,863        9,192

CASH FLOWS FROM INVESTING ACTIVITIES
     Net loan principal originations                            (65,430)    (38,936)     (65,019)
     Proceeds from sale of loans                                 54,547          --           --
     Purchase of securities available-for-sale                  (43,201)       (120)     (42,721)
     Proceeds from sales of securities available-
       for-sale                                                   6,955      18,625       29,549
     Proceeds from maturities of securities
       available-for-sale                                        40,825          --       11,295
     Proceeds from repayment of securities
       available-for-sale                                         2,199       2,891        9,145
     Sale of Federal Home Loan Bank
       stock and Federal Reserve Bank stock                          --          --        1,850
     Purchase of premises and equipment, net                       (346)       (295)        (328)
                                                               --------    --------    ---------
         Net cash used in investing activities                   (4,451)    (17,835)     (56,229)

                                   (Continued)

                             COVEST BANCSHARES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  YEARS ENDED DECEMBER 31, 2001, 2000, AND 1999
                                 (IN THOUSANDS)

                                                                 2001        2000        1999
                                                                 ----        ----        ----
CASH FLOWS FROM FINANCING ACTIVITIES
     Net increase in deposits                                  $  4,277    $ 53,670    $  33,520
     Net increase (decrease) in mortgage escrow funds              (301)        526        1,003
     Short-term borrowings (repayments), net                    (16,054)    (39,525)      78,249
     Proceeds from long-term borrowings                          15,000      10,000        9,000
     Repayments of long-term borrowings                              --     (10,000)    (100,000)
     Proceeds from exercise of stock options,
       net of treasury shares issued                                974         452        1,672
     Payment received on loan to ESOP                                --          --          161
     Purchase of treasury stock                                  (9,503)     (2,965)      (4,302)
     Cash dividends paid                                         (1,192)     (1,281)      (1,326)
                                                               --------    --------    ---------
         Net cash provided by (used in)
           financing activities                                  (6,799)     10,877       17,977
                                                               --------    --------    ---------

Net decrease in cash and cash equivalents                        (3,949)        (95)     (29,060)

Cash and cash equivalents at beginning of year                   10,522      10,617       39,677
                                                               --------    --------    ---------

CASH AND CASH EQUIVALENTS AT END OF YEAR                       $  6,573    $ 10,522    $  10,617
                                                               ========    ========    =========

Supplemental disclosures of cash flow information
     Cash paid for
         Interest                                              $ 23,568    $ 25,819    $  22,053
         Income taxes                                             3,425       1,930        2,340
     Transfer of loans to other real estate owned                   997         663          310

          See accompanying notes to consolidated financial statements.

                             COVEST BANCSHARES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2001, 2000, AND 1999
               (TABLE AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS: CoVest Bancshares, Inc. ("the Company") is a bank holding company organized under the laws of the state of Delaware. The Company provides a full line of financial services to corporate and individual customers located in northern Illinois from its three locations. These services include demand, time, and savings deposits; lending; mortgage banking; and insurance products.

BASIS OF PRESENTATION: The accompanying consolidated financial statements include the accounts of the Company; CoVest Banc, N.A. ("the Bank"); and the Bank's wholly owned subsidiary, CoVest Investments, Inc. All significant intercompany transactions and balances are eliminated in consolidation.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America and with general practices within the banking industry requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of income and expenses during the reporting period. Actual results could differ from these estimates.

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

DERIVATIVES: The Company is involved in a certain derivative transaction that is intended to protect and improve the predictability of certain future transactions. The Company purchased an interest rate cap for $113,000 in October 2001. The term of the interest rate cap is from October 9, 2001 to October 12, 2004. The other party to the cap pays the Company on the $10,000,000 notional amount to the extent the three-month treasury bill rate is greater than 4.50%. The derivative instrument is recorded at its fair value and the change in the fair value of the derivative is included in interest expense.

LOANS AND LOAN INCOME: Loans are reported net of the allowance for loan losses and unamortized capitalized loan origination costs. Interest on loans is included in interest income over the term of the loan based upon the principal balance outstanding. Loan fees and direct loan origination costs are deferred and amortized over the term of the loan as a yield adjustment.

The Company originates fixed-rate and variable-rate residential mortgage loans for sale into the secondary market. Servicing rights are not retained on most loans originated and sold by the Company. The loans held for sale are carried at the lower of aggregate cost or market value. The servicing release premiums, application fees, and documentation preparation fees are classified as mortgage banking fees in the "consolidated statements of income." When a loan is sold or securitized and servicing retained, a separate asset is recognized for the mortgage servicing rights. This asset is amortized over the life of the underlying loans.

                                   (Continued)

                             COVEST BANCSHARES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2001, 2000, AND 1999
               (TABLE AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

ALLOWANCE FOR LOAN LOSSES: The allowance for loan losses is a valuation allowance for probable incurred credit losses, increased by the provision for loan losses and decreased by charge-offs less recoveries. Management estimates the allowance balance required using past loan loss experience, the nature and volume of the portfolio, information about specific borrower situations and estimated collateral values, economic conditions, and other factors. Allocations of the allowance may be made for specific loans, but the entire allowance is available for any loan that, in management's judgment, should be charged-off. Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed.

A loan is impaired when full payment under the loan terms is not expected. Impairment is evaluated in total for smaller-balance loans of similar nature such as residential mortgage and consumer loans and on an individual loan basis for other loans. If a loan is impaired, a portion of the allowance is allocated so that the loan is reported, net, at the present value of estimated future cash flows using the loan's existing rate or at the fair value of collateral if repayment is expected solely from the collateral.

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

DIVIDEND RESTRICTION: Banking regulations and the Company's line of credit covenants require the maintenance of certain capital levels and may limit the amount of dividends that may be paid by the Bank to the Company or by the Company to stockholders.

                                   (Continued)

                             COVEST BANCSHARES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2001, 2000, AND 1999
               (TABLE AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

STATEMENT OF CASH FLOWS: For the purpose of this statement, cash and cash equivalents is defined to include cash on hand, demand balances with banks, and interest-bearing deposits with financial institutions with original maturities of three months or less. The Company reports net cash flows for customer loan and deposit transactions, mortgage escrow funds, and short-term borrowings.

NEW ACCOUNTING PRONOUNCEMENTS: In 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations," which requires that all business combinations be accounted for under a single method, the purchase method. Use of the pooling-of-interests method is no longer permitted. SFAS No. 141 requires that the purchase method be used for business combinations initiated after June 30, 2001. Since this accounting standard applies to business combinations initiated after June 30, 2001, it will have no effect on the Company's financial statements unless the Company enters into a business combination transaction subsequent to that date.

In 2001, the FASB also issued SFAS No. 142, "Goodwill and Other Intangible Assets," which requires that goodwill no longer be amortized to earnings, but instead be reviewed for impairment. The amortization of goodwill ceases upon adoption of SFAS No. 142, which for most companies, will be January 1, 2002. The goodwill recorded by the Company is related to a branch acquisition. This goodwill will continue to be accounted for under SFAS No. 72, "Accounting for Certain Acquisitions of Banking or Thrift Institutions," (excluded from the scope from SFAS No. 142) and continue to be amortized to expense.

LOSS CONTINGENCIES: Loss contingencies, including claims and legal actions arising in the ordinary course of business, are recorded as liabilities when the likelihood of loss is probable and an amount or range of loss can be reasonably estimated. Management does not believe there now are such matters that will have a material effect on the financial statements.

EQUITY: Common stock has a $.01 par value, and 7,500,000 shares are authorized. There were 4,403,803 common shares issued at December 31, 2001 and 2000, including 965,580 and 494,162 shares held in treasury, respectively. Treasury stock is carried at cost. Preferred stock has a $.01 par value, and 100,000 shares are authorized. There were no preferred shares issued at December 31, 2001 and 2000.

RECLASSIFICATIONS: Certain items in the financial statements as of and for the years ended December 31, 2000 and 1999 have been reclassified, with no effect on net income, to conform with the current year presentation.

                                   (Continued)

                             COVEST BANCSHARES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2001, 2000, AND 1999
               (TABLE AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 2 - EARNINGS PER SHARE

                                                        Year Ended December 31,
                                                        -----------------------
                                                         2001     2000     1999
                                                         ----     ----     ----
          Earnings per share
          Net income                                    $5,769   $4,550   $3,935
                                                        ======   ======   ======
          Weighted average common shares
            outstanding                                  3,737    4,008    4,119
                                                        ======   ======   ======

               Basic earnings per share                 $ 1.54   $ 1.14   $  .96
                                                        ======   ======   ======

      Earnings per share assuming dilution
          Net income                                    $5,769   $4,550   $3,935
                                                        ======   ======   ======
          Weighted average common shares
            outstanding                                  3,737    4,008    4,119
          Add dilutive effect of assumed exercises of
            stock options and Bank incentive plan          112       56      129
                                                        ------   ------   ------

          Weighted average common and dilutive
            potential common shares outstanding          3,849    4,064    4,248
                                                        ======   ======   ======

               Diluted earnings per share               $ 1.50   $ 1.12   $  .93
                                                        ======   ======   ======

At December 31, 2001, options to purchase 108,000 shares of common stock, at an average price of $17.15 were outstanding but were not included in the calculation of diluted earnings per share because the option exercise price was greater than the average market price of the common stock and was, therefore, anti-dilutive.

NOTE 3 - SECURITIES

The amortized cost and fair value of securities available-for-sale are as follows:

                                                        December 31, 2001
                                                        -----------------
                                                        Gross         Gross
                                        Amortized    Unrealized    Unrealized       Fair
                                          Cost          Gains        Losses         Value
                                          ----          -----        ------         -----
Securities
    U.S. government agencies            $   31,495   $      437    $       (1)   $   31,931
    Marketable equity securities             1,690          640           (72)        2,258
    States and political subdivisions        6,595          113            --         6,708
                                        ----------   ----------    ----------    ----------
                                            39,780        1,190           (73)       40,897

                                   (Continued)

                             COVEST BANCSHARES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2001, 2000, AND 1999
               (TABLE AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 3 - SECURITIES (Continued)

                                                             December 31, 2001
                                                             -----------------
                                                             Gross         Gross
                                             Amortized    Unrealized    Unrealized       Fair
                                               Cost          Gains        Losses         Value
                                               ----          -----        ------         -----
Mortgage-backed securities
    Federal Home Loan Mortgage Corporation   $    3,807   $      141    $       --    $    3,948

Federal Home Loan Bank stock                      6,850           --            --         6,850
Federal Reserve Bank stock                          469           --            --           469
                                             ----------   ----------    ----------    ----------

                                             $   50,906   $    1,331    $      (73)   $   52,164
                                             ==========   ==========    ==========    ==========

                                                             December 31, 2000
                                                             -----------------
                                                             Gross         Gross
                                             Amortized    Unrealized    Unrealized       Fair
                                               Cost          Gains        Losses         Value
                                               ----          -----        ------         -----
Securities
    U.S. government agencies                 $   30,805   $       17    $     (363)   $   30,459
    Marketable equity securities                  1,159          495          (178)        1,476
    States and political subdivisions             9,441           --          (139)        9,302
                                             ----------   ----------    ----------    ----------
                                                 41,405          512          (680)       41,237

Mortgage-backed securities
    Federal Home Loan Mortgage Corporation        6,675           92            --         6,767
    Federal National Mortgage Association         2,320           --            (6)        2,314
                                             ----------   ----------    ----------    ----------
                                                  8,995           92            (6)        9,081
Federal Home Loan Bank stock                      6,397           --            --         6,397
Federal Reserve Bank stock                          469           --            --           469
                                             ----------   ----------    ----------    ----------

                                             $   57,266   $      604    $     (686)   $   57,184
                                             ==========   ==========    ==========    ==========

Proceeds from sales of securities available-for-sale and gross realized gains and losses are as follows:

                                        2001         2000          1999
                                        ----         ----          ----
      Proceeds from sales             $ 6,955      $ 18,625      $ 29,549
      Gross realized gains                  7             8            12
      Gross realized losses               (42)         (104)          (22)

At December 31, 2001 and 2000, securities with an approximate carrying value of $42,587,000 and $40,548,000 were pledged to secure deposits, Federal Home Loan Bank advances, and other borrowings.

                                   (Continued)

                             COVEST BANCSHARES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2001, 2000, AND 1999
               (TABLE AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 3 - SECURITIES (Continued)

The amortized cost and fair value of securities available-for-sale at December 31, 2001, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to prepay with or without prepayment penalties.

                                                         Amortized       Fair
                                                           Cost         Value
                                                           ----         -----
Securities available-for-sale
     Due in one year or less                             $   3,950    $   3,969
     Due after one year through five years                  34,140       34,670
     Mortgage-backed securities                              3,807        3,948
     Federal Home Loan Bank stock                            6,850        6,850
     Federal Reserve Bank stock                                469          469
     Marketable equity securities                            1,690        2,258
                                                         ---------    ---------

                                                         $  50,906    $  52,164
                                                         =========    =========

NOTE 4 - LOANS RECEIVABLE

Loans receivable at December 31 are summarized as follows:

                                                           2001         2000
                                                           ----         ----
     Commercial loans and leases
         Commercial loans                                $  46,770    $  36,397
         Construction                                       58,933       48,324
         Commercial real estate                             79,403       79,298
         Multi-family loans                                222,556      162,102
         Commercial leases                                   1,774        5,928
                                                         ---------    ---------
                                                           409,436      332,049
     Net deferred loan origination costs                     1,218        1,217
                                                         ---------    ---------
         Total commercial loans and leases                 410,654      333,266
                                                         ---------    ---------
     Mortgage loans
         Secured by one-to-four-family residences           58,486      120,693
         Loans held for sale                                 1,065          383
                                                         ---------    ---------
                                                            59,551      121,076
     Net deferred loan origination (fees) costs               (311)        (126)
                                                         ---------    ---------
         Total mortgage loans                               59,240      120,950
                                                         ---------    ---------

     Consumer loans
         Home equity and improvement                        33,460       33,567
         Automobile                                         10,661       15,550
         Other                                               2,152        2,753
                                                         ---------    ---------
                                                            46,273       51,870
                                                         ---------    ---------

                                                         $ 516,167    $ 506,086
                                                         =========    =========

                                   (Continued)

                             COVEST BANCSHARES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2001, 2000, AND 1999
               (TABLE AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 4 - LOANS RECEIVABLE (Continued)

During 2001, the Company sold $54,547,000 of loans secured by one-to four-family residences. This sale resulted in a gain of $407,000.

Loans serviced for the Federal Home Loan Mortgage Corporation (FHLMC) approximated $65,972,000, $73,326,000, and $88,372,000 at December 31, 2001,
2000, and 1999.

The Bank had lending transactions with directors and executive officers of the Company and the Bank and their associates, which totaled approximately $215,000 and $295,000 at December 31, 2001 and 2000.

A portion of the allowance for loan losses is allocated to impaired loans. Information with respect to impaired loans and the related allowance for loan losses is as follows:

                                                                  December 31,
                                                                  ------------
                                                                 2001      2000
                                                                 ----      ----
Impaired loans for which no allowance for loan losses
  is allocated                                                  $   --    $   --
Impaired loans with an allocation of the allowance for
  loan losses                                                    1,588     1,843
                                                                ------    ------

    Total impaired loans                                        $1,588    $1,843
                                                                ======    ======

Allowance for loan losses allocated to impaired loans           $  397    $  450
                                                                ======    ======

                                                     Year Ended December 31,
                                                     -----------------------
                                                    2001       2000       1999
                                                    ----       ----       ----
Average impaired loans                            $ 1,818    $   798    $    --
Interest income recognized on impaired loans           --         --         --

Interest payments on impaired loans are generally applied to principal, unless the loan principal is considered to be fully collectable, in which case interest is recognized on the cash basis.

Activity in the allowance for loan losses is summarized as follows for the years ended December 31:

                                                    2001       2000       1999
                                                    ----       ----       ----
Balance at beginning of year                      $ 5,655    $ 4,833    $ 4,312
Provision for loan losses                           1,602      1,010      1,132
Recoveries                                             37         50         90
Loans charged-off                                    (747)      (238)      (701)
                                                  -------    -------    -------
    Net charge-offs                                  (710)      (188)      (611)
                                                  -------    -------    -------

Balance at end of year                            $ 6,547    $ 5,655    $ 4,833
                                                  =======    =======    =======

                                   (Continued)

                             COVEST BANCSHARES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2001, 2000, AND 1999
               (TABLE AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 5 - PREMISES AND EQUIPMENT

Premises and equipment at December 31 are summarized as follows:

                                                           2001      2000
                                                           ----      ----
      Cost
          Land                                           $ 1,656   $ 1,656
          Buildings                                       10,032     9,968
          Furniture, fixtures, and equipment               5,047     4,812
                                                         -------   -------
                                                          16,735    16,436

      Less accumulated depreciation and amortization       7,269     6,460
                                                         -------   -------

                                                         $ 9,466   $ 9,976
                                                         =======   =======

NOTE 6 - DEPOSITS

Certificates of deposit accounts of $100,000 and over totaled $94,969,000 and $94,174,000 at December 31, 2001 and 2000. At December 31, 2001, stated
maturities of all certificates of deposit were:

                  2002                                $173,030
                  2003                                  38,738
                  2004                                   8,437
                  2005                                   7,858
                  2006 and thereafter                    1,602
                                                      --------

                                                      $229,665
                                                      ========

                                   (Continued)

                             COVEST BANCSHARES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2001, 2000, AND 1999
               (TABLE AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 7 - BORROWINGS

Borrowings at December 31 are summarized as follows:

                                                2 0 0 1                 2 0 0 0
                                                -------                 -------
                                         Weighted                Weighted
                                          Average                 Average
                                           Rate       Amount       Rate       Amount
                                           ----       ------       ----       ------
       Short-term borrowings
       Advances from the Federal Home
         Loan Bank due in less than
         one year                          5.28%      $18,000      6.44%      $34,520
       Securities sold under
         repurchase agreements             2.13         7,586      5.88         9,549
       Line of credit                      4.00         3,700        --            --
       Other borrowings                    1.25           139      5.00         1,410
                                                      -------                 -------

                                                      $29,425                 $45,479
                                                      =======                 =======
      Long-term borrowings
       Advances from Federal Home
         Loan Bank due
           2002                              --%      $    --      6.73%      $12,000
           2003                            4.48        17,000      6.55         7,000
           2004                            3.74        12,000        --            --
           2006                            4.30         5,000        --            --
           2008                            4.95        10,000      4.95        10,000
                                                      -------                 -------

                                                      $44,000                 $29,000
                                                      =======                 =======

The Bank maintains a collateral pledge agreement covering secured advances whereby the Bank has specifically pledged $58,689,000 of first mortgages on improved residential property, free of all other pledges, liens, and encumbrances (not more than 90 days delinquent), and $42,156,000 of eligible segregated multi-family loans. Various securities are also pledged as collateral.

As of December 31, 2001 and 2000, advances having a call option by the Federal Home Loan Bank totaled $15,000,000 and $10,000,000. The $10,000,000 advance, due in 2008, is callable quarterly beginning on April 15, 2001, while the $5,000,000 advance, due in 2006, has a one-time call on July 23, 2003.

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

                                   (Continued)

                             COVEST BANCSHARES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2001, 2000, AND 1999
               (TABLE AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 7 - BORROWINGS (Continued)

The Company has a $5,000,000 revolving line of credit, with $3,700,000 outstanding at December 31, 2001. The revolving line of credit matures on June 28, 2002 with interest payments due quarterly at the 30-, 60-, 90-day LIBOR plus 150 basis points or prime rate. The revolving line of credit also includes the following covenants at December 31, 2001: (1) the Bank must not have non-performing assets in excess of 25% of Tier 1 capital plus the loan loss allowance; (2) the Bank must be considered well capitalized; (3) the ratio of allowance for loan losses to non-performing loans for the Bank must not be less than 100% at all times; and (4) consolidated return on assets must be at least ..65% at the end of every calendar year. The Company had complied with these covenants at December 31, 2001.

NOTE 8 - INCOME TAXES

The income tax provision for the years ended December 31 is summarized as follows:

                                                       2001       2000       1999
                                                       ----       ----       ----
          Current
                Federal                              $ 2,984    $ 2,444    $ 1,765
                State                                    547        421        300
          Deferred                                      (240)      (360)       (18)
                                                     -------    -------    -------

                                                     $ 3,291    $ 2,505    $ 2,047
                                                     =======    =======    =======

Income tax expense differed from the amounts computed by applying the U.S. federal income tax rate of 34% to income before income taxes as a result of the following:

                                                       2001       2000       1999
                                                       ----       ----       ----
      Expected income tax expense at federal
        tax rate                                     $ 3,080    $ 2,406    $ 2,034
      State income tax, net of federal tax benefit       341        236        162
      Tax exempt interest income on securities
        and loans                                        (84)       (95)      (176)
      Increase in cash surrender value of director
        life insurance                                   (21)       (25)       (25)
      Other                                              (25)       (17)        52
                                                     -------    -------    -------

                                                     $ 3,291    $ 2,505    $ 2,047
                                                     =======    =======    =======

                                   (Continued)

                             COVEST BANCSHARES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2001, 2000, AND 1999
               (TABLE AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 8 - INCOME TAXES (Continued)

The net deferred tax assets and liabilities, included in other assets in the accompanying consolidated statements of financial condition, consisted of the following at December 31:

                                                               2001       2000
                                                               ----       ----
      Gross deferred tax assets
          Bad debt deduction                                 $ 2,135    $ 1,589
          Deferred compensation and employee benefits            841        859
          Unrealized loss on securities available-for-sale        --         32
          Other                                                  127         95
                                                             -------    -------
                                                               3,103      2,575
      Gross deferred tax liabilities
          Depreciation                                          (442)      (540)
          FHLB stock dividends                                  (520)      (353)
          Deferred loan fees                                  (1,045)      (832)
          Mortgage servicing rights                              (86)       (48)
          Unrealized gain on securities available-for-sale      (489)        --
                                                             -------    -------
                                                              (2,582)    (1,773)
                                                             -------    -------

      Net deferred tax asset                                 $   521    $   802
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

                                   (Continued)

                             COVEST BANCSHARES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2001, 2000, AND 1999
               (TABLE AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 9 - COMMITMENTS, CONTINGENT LIABILITIES, AND CONCENTRATIONS
(Continued)

At December 31, 2001 and 2000, these financial instruments are summarized as follows:

                                                                     Amount
                                                                     ------
                                                                 2001       2000
                                                                 ----       ----
      Off-balance-sheet financial instruments whose contract
        amounts represent credit risk
          Commitments to extend credit - fixed rate            $ 16,637   $  7,748
          Letters of credit                                       9,490      3,836
          Unused lines of credit                                131,960    113,745
          Credit enhancements                                        --      6,563

The fixed-rate commitments have rates ranging from 5.17% to 7.00% at December 31, 2001. Since certain commitments to make loans and fund lines of credit may expire without being used, the above amounts do not necessarily represent future cash commitments. No losses are anticipated as a result of these transactions.

The Company's principal loan customers are located in northern Illinois and most loans are secured by specific collateral including residential and commercial real estate.

The Company entered into a credit enhancement agreement with a local municipality to guarantee the repayment of an amount not exceeding $7.2 million of municipal revenue bonds, which are secured by a first mortgage on real estate. In the event of default on the bonds, the Company's maximum liability was the amount of the credit guaranty. This credit enhancement expired in 2001.

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

The prompt corrective action regulations provide five classifications, including well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If undercapitalized, capital distributions are limited, as are asset growth and expansion, and plans of capital restoration are required.

                                   (Continued)

                             COVEST BANCSHARES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2001, 2000, AND 1999
               (TABLE AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 10 - CAPITAL REQUIREMENTS (Continued)

At December 31, 2001 and 2000, the Bank's and Company's regulators categorized the Bank and Company as well capitalized. There are no conditions or events since that notification that management believes have changed the capital category of the Bank or the Company. Actual capital levels (in millions) and minimum required levels were:

                                                                             To Be Well
                                                                         Capitalized Under
                                                         For Capital     Prompt Corrective
                                        Actual        Adequacy Purpose   Action Provisions
                                        ------        ----------------   -----------------
2001                             Amount       Ratio   Amount     Ratio   Amount      Ratio
----                             ------       -----   ------     -----   ------      -----
   Total capital
     (to risk-weighted assets)
     Company                     $  48.3      11.7%   $  33.1     8.0%   $  41.4     10.0%
     Bank                           49.3      11.9       33.1     8.0       41.3     10.0
   Tier 1 capital
     (to risk-weighted assets)
     Company                        43.0      10.4       16.6     4.0       24.9      6.0
     Bank                           44.0      10.6       16.5     4.0       24.8      6.0
   Tier 1 capital
     (to average assets)
     Company                        43.0       7.3       23.5     4.0       29.4      5.0
     Bank                           44.0       7.5       23.4     4.0       29.2      5.0

2000
----
   Total capital
     (to risk-weighted assets)
     Company                     $  51.6      12.7%   $  32.6     8.0%   $  40.8     10.0%
     Bank                           49.4      12.1       32.5     8.0       40.7     10.0
   Tier 1 capital
     (to risk-weighted assets)
     Company                        46.5      11.4       16.3     4.0       24.5      6.0
     Bank                           44.3      10.9       16.3     4.0       24.4      6.0
   Tier 1 capital
     (to average assets)
     Company                        46.5       8.0       23.4     4.0       29.2      5.0
     Bank                           44.3       7.9       22.3     4.0       27.9      5.0

The Office of the Comptroller of Currency regulations limit capital distributions by national banks. Generally, capital distributions are limited to the current year-to-date undistributed net income and the prior two years' undistributed net income, as long as the institution remains well capitalized after the proposed distribution. At December 31, 2001, approximately $420,000 is available to pay dividends from the Bank to the Company.

                                   (Continued)

                             COVEST BANCSHARES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2001, 2000, AND 1999
               (TABLE AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

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

The estimated fair value for cash and cash equivalents; interest-bearing deposits with financial institutions; Federal Home Loan Bank and Federal Reserve Bank stock; accrued interest receivable; NOW, money market, and savings deposits; short-term borrowings; and accrued interest payable are considered to approximate their carrying values. The estimated fair value for securities available-for-sale is based on quoted market values for the individual securities or for equivalent securities. The estimated fair value for loans is based on estimates of the rate the Company would charge for similar loans at December 31, 2001 and 2000, applied for the time period until estimated repayment. The estimated fair value of certificates of deposit is based on estimates of the rate the Company would pay on such deposits at December 31, 2001 and 2000, applied for the time period until maturity. The estimated fair value of Federal Home Loan Bank advances and other borrowings is based on the estimate of the rate the Company would pay for such borrowings at December 31, 2001 and 2000 for a time period until maturity. Loan commitments are not included in the table below as their estimated fair value is immaterial.

                                             At December 31, 2001        At December 31, 2000
                                             --------------------        --------------------
                                                           Estimated                   Estimated
                                             Carrying         Fair       Carrying         Fair
                                               Value         Value         Value         Value
                                               -----         -----         -----         -----
Financial instrument assets
     Cash on hand and in banks               $  6,552      $  6,552      $ 10,501      $ 10,501
     Interest-bearing deposits in other
       financial institutions                      21            21            21            21
     Securities available-for-sale             52,164        52,164        57,184        57,184
     Loans receivable, net                    509,620       511,432       500,431       499,820
     Accrued interest receivable                3,281         3,281         4,014         4,014

Financial instrument liabilities
     NOW, money market, and
       passbook savings                       226,337       226,337       213,526       213,526
     Certificates of deposits                 229,665       232,790       238,199       238,610
     Short-term borrowings                     29,425        29,425        45,479        45,479
     Long-term borrowings from
       Federal Home Loan Bank                  44,000        43,180        29,000        28,136
     Advances from borrowers for
       taxes and insurance                      4,865         4,865         5,166         5,166
     Accrued interest payable                     899           899         1,622         1,622

                                   (Continued)

                             COVEST BANCSHARES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2001, 2000, AND 1999
               (TABLE AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 11 - FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

Other assets and liabilities of the Company that are not defined as financial instruments, such as property and equipment, are not included in the above disclosures. Also not included are nonfinancial instruments typically not recognized in financial statements such as loan servicing rights, customer goodwill, and similar items.

While the above estimates are based on management's judgment of the most appropriate factors, there is no assurance that were the Company to have disposed of these items on December 31, 2001 and 2000, the fair values would have been achieved, because the market value may differ depending on the circumstances. The estimated fair values at December 31, 2001 and 2000 should not necessarily be considered to apply at subsequent dates.

NOTE 12 - EMPLOYEE BENEFIT PLANS

Defined Contribution Plan

The Company has a defined contribution plan covering all of its eligible employees. Employees are eligible to participate in the plan after attainment of age 21. Eligible employees enter the plan the beginning of the month following employment. The Company matches an amount equal to the employee's contribution, up to a maximum of 2.5% of annual compensation. The expense recorded in 2001, 2000, and 1999 was $93,000, $96,000, and $87,000.

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

During 2001, options for 64,876 shares were granted at exercise prices of $11.75 to $12.48 per share and are fully vested after varying lengths of time (immediate to 3 years). During 2000, options for 67,628 shares were granted at exercise prices of $10.44 to $13.29 per share and are fully vested after varying lengths of time (immediate to 3 years). During 1999, options for 302,750 shares were granted at $12.06 to $14.13 per share and are fully vested after varying lengths of time (immediate to 6 years).

Statement of Financial Accounting Standards No. 123 requires pro forma disclosures for companies that do not adopt its fair value accounting method for stock-based employee compensation. Accordingly, the following pro forma information presents net income and earnings per share had the fair-value method been used to measure compensation cost for stock option plans. Compensation cost actually recognized for stock options was $0 for 2001, 2000, and 1999.

                                   (Continued)

                             COVEST BANCSHARES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2001, 2000, AND 1999
               (TABLE AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 12 - EMPLOYEE BENEFIT PLANS (Continued)

Stock Option Plan (Continued)

                                                  2001        2000        1999
                                                  ----        ----        ----
Net income as reported                         $   5,769   $   4,550   $   3,935
Pro forma net income                               5,303       4,155       3,672

Basic earnings per share as reported           $    1.54   $    1.14   $     .96
Pro forma basic earnings per share                  1.42        1.04         .89

Diluted earnings per share as reported         $    1.50   $    1.12   $     .93
Pro forma diluted earnings per share                1.38        1.02         .88

For options granted during the year, the weighted average fair values at grant date are as follows:

                                                      Weighted
                                                       Average
                                        Number of     Exercise       Fair
                                         Options        Price       Value
                                         -------        -----       -----
      1999                               302,750       $13.50       $ 2.80
      2000                                67,628        11.87         3.19
      2001                                64,876        11.94         3.80

The fair value of options granted during 2001, 2000, and 1999 is estimated using the following weighted average information:

                                                     2001      2000      1999
                                                     ----      ----      ----
      Risk-free interest rate                       4.8%      6.3%      5.5%
      Expected life                                5 years   5 years   5 years
      Expected volatility of stock price             31%       27%       18%
      Expected dividend                             2.1%      2.9%      2.3%

The activity in the stock option plans for 2001, 2000, and 1999 is summarized as follows:

                                                                Weighted
                                                   Number        Average
                                                     of         Exercise
                                                  Options         Price
                                                  -------         -----
      Outstanding at January 1, 1999              1,012,170    $    11.09

      Granted                                       302,750         13.50
      Exercised                                    (128,750)        (9.68)
      Forfeited                                    (207,000)        (9.82)
                                                 ----------    ----------

      Outstanding at December 31, 1999              979,170         11.78

                                   (Continued)

                             COVEST BANCSHARES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2001, 2000, AND 1999
               (TABLE AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 12 - EMPLOYEE BENEFIT PLANS (Continued)

Stock Option Plan (Continued)

                                                                 Weighted
                                                      Number      Average
                                                        of       Exercise
                                                      Options      Price
                                                      -------      -----
      Outstanding at December 31, 1999                979,170    $  11.78

      Granted                                          67,628       11.87
      Exercised                                       (74,517)      (6.07)
      Forfeited                                      (127,707)     (12.73)
                                                     --------    --------

      Outstanding at December 31, 2000                844,574       12.15

      Granted                                          64,876       11.94
      Exercised                                      (101,638)      (9.02)
      Forfeited                                            --          --
                                                     --------    --------

      Outstanding at December 31, 2001                807,812    $  12.53
                                                     ========    ========

Options exercisable at year end are as follows:

                                                                 Weighted
                                                      Number      Average
                                                        of       Exercise
                                                      Options      Price
                                                      -------      -----
      December 31, 1999                               418,670    $   9.59
      December 31, 2000                               440,638       11.10
      December 31, 2001                               545,089       12.09

At year-end 2001, options outstanding were as follows:

                                      Outstanding             Exercisable
                                      -----------             -----------
                                          Weighted Average            Weighted
            Range of                         Remaining                  Average
            Exercise                        Contractual               Exercise
             Prices              Number         Life        Number      Price
             ------              ------         ----        ------      -----
      $   4.44  -   6.66         45,960       6 months       45,960   $    4.44
          6.67  -  10.00         99,750        4 years       99,750        8.86
         10.01  -  15.00        540,602      7.5 years      324,657       13.07
         15.01  -  18.50        121,500        6 years       74,722       16.87
                                -------      ---------      -------   ---------

      Outstanding at year end   807,812        7 years      545,089   $   12.09
                                =======      =========      =======   =========

                                   (Continued)

                             COVEST BANCSHARES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2001, 2000, AND 1999
               (TABLE AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

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

Employee Stock Ownership Plan

The Company's Board of Directors adopted an employee stock ownership plan ("ESOP") for the benefit of all employees of the Bank. On June 30, 1992, in conjunction with the Bank's mutual to stock conversion, the ESOP acquired 579,600 shares of Company stock at $4.44 per share for a total of $2,576,000. To fund the acquisition of Company stock, the ESOP borrowed $2,576,000 from the Company. The loan was paid in full during 1999. The Company makes annual contributions to the ESOP and recognizes compensation expense equal to the amount of cash contributed to the ESOP. ESOP contributions were $145,000, $0, and $112,000 for 2001, 2000, and 1999.

Other Benefit Plan

The Company provides certain postretirement health care benefits for employees, as well as a Directors' deferred compensation plan. Employees may become eligible based on the number of years of service and if they reach normal retirement age while working for the Company. In accordance with Statement of Financial Accounting Standards No. 106, "Employers Accounting for Postretirement Benefits Other Than Pensions," the Company has elected to amortize the accumulated postretirement benefit obligation ("APBO") over 20 years. At December 31, 2001, 2000, and 1999, the APBO for all of the plans was $1,048,000, $1,062,000, and $957,000, and the postretirement benefit cost for the years ended December 31, 2001, 2000, and 1999 was $136,000, $253,000, and $123,000.
The annual rate of increase in the per capita cost of covered health care is assumed to be 7.0% for three years and 5.0% thereafter. The other related disclosures are not considered significant to the consolidated financial statements.

The Company and most of its outside directors have entered into various deferred compensation agreements. These agreements provide for guaranteed payments for a specified period (ranging from 60 to 180 months) after a specified age is attained (ranging from age 60 to age 75). The liability for each covered director is being accrued over the vesting period. Expense of $78,000, $78,000, and $150,000 has been included in compensation and benefits in the accompanying consolidated statements of income for the years ended December 31, 2001, 2000, and 1999. The Company is the beneficiary of life insurance policies on the directors with an aggregate face value of approximately $3,300,000 at December 31, 2001. In addition, the policies had aggregate cash surrender values of approximately $764,000 and $701,000 at December 31, 2001 and 2000, which are included in other assets.

                                   (Continued)

                             COVEST BANCSHARES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2001, 2000, AND 1999
               (TABLE AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 13 - PARENT-COMPANY-ONLY FINANCIAL STATEMENTS

Presented below are the condensed statements of financial condition, condensed statements of income, and condensed statements of cash flows for CoVest Bancshares, Inc.

                   CONDENSED STATEMENTS OF FINANCIAL CONDITION
                           December 31, 2001 and 2000

                                                            2001         2000
                                                            ----         ----
ASSETS
Cash in banks                                             $     78     $     47
Securities available-for-sale                                2,042        1,333
Investment in Bank                                          45,905       45,690
Other assets                                                   883          975
                                                          --------     --------

                                                          $ 48,908     $ 48,045
                                                          ========     ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Note payable                                              $  3,700     $     --
Other liabilities                                               57           11
                                                          --------     --------
                                                             3,757           11
Stockholders' equity
     Common stock                                               44           44
     Additional paid in capital                             17,268       17,501
     Retained earnings                                      41,360       36,783
     Treasury stock, at cost                               (14,290)      (6,244)
     Accumulated other comprehensive income (loss)             769          (50)
                                                          --------     --------

                                                            45,151       48,034
                                                          --------     --------

                                                          $ 48,908     $ 48,045
                                                          ========     ========

                                   (Continued)

                             COVEST BANCSHARES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2001, 2000, AND 1999
               (TABLE AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 13 - PARENT-COMPANY-ONLY FINANCIAL STATEMENTS (Continued)

                         CONDENSED STATEMENTS OF INCOME
                  Years ended December 31, 2001, 2000, and 1999

                                                        2001      2000     1999
                                                        ----      ----     ----
Operating income
     Interest on investments                          $    56    $   19   $    9
     Dividends received from subsidiary                 6,552     3,958    3,936
     Gain (loss) on sale of investments                   (20)       --       10
     Other income                                          --        --        5
     Interest expense                                      41        --       --
     Other expense                                        220       211      219
                                                      -------    ------   ------

INCOME BEFORE EQUITY IN UNDISTRIBUTED EARNINGS
  OF SUBSIDIARY                                         6,327     3,766    3,741

Equity in undistributed earnings of subsidiary           (558)      784      194
                                                      -------    ------   ------

NET INCOME                                            $ 5,769    $4,550   $3,935
                                                      =======    ======   ======

                                   (Continued)

                             COVEST BANCSHARES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2001, 2000, AND 1999
               (TABLE AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 13 - PARENT-COMPANY-ONLY FINANCIAL STATEMENTS (Continued)

                       CONDENSED STATEMENTS OF CASH FLOWS
                  Years ended December 31, 2001, 2000, and 1999

                                                                2001       2000       1999
                                                                ----       ----       ----
OPERATING ACTIVITIES
     Net income                                               $ 5,769    $ 4,550    $ 3,935
     Adjustments to reconcile net income to
       net cash provided by operating activities
         Excess in undistributed
           earnings of subsidiary                                 558       (784)      (194)
         Loss (gain) on sale of securities                         20         --        (10)
         Change in
              Other assets                                        208        110        678
              Other liabilities                                    46       (197)      (505)
                                                              -------    -------    -------
                  Net cash provided by operating activities     6,601      3,679      3,904

INVESTING ACTIVITIES
     Purchase of securities                                      (775)      (120)       (75)
     Proceeds from sales of securities                            226         --         40
                                                              -------    -------    -------
         Net cash used in investing activities                   (549)      (120)       (35)

FINANCING ACTIVITIES
     Proceeds from notes payable                                3,700         --         --
     Exercise of stock options, net of treasury
       shares issued                                              974        452      1,672
     Payment received on loan to ESOP                              --         --        161
     Purchase of treasury stock                                (9,503)    (2,965)    (4,302)
     Cash dividend paid                                        (1,192)    (1,281)    (1,326)
                                                              -------    -------    -------
         Net cash used in financing activities                 (6,021)    (3,794)    (3,795)
                                                              -------    -------    -------

Net increase (decrease) in cash and cash equivalents               31       (235)        74

Cash and cash equivalents at beginning of year                     47        282        208
                                                              -------    -------    -------

CASH AND CASH EQUIVALENTS AT END OF YEAR                      $    78    $    47    $   282
                                                              =======    =======    =======

                                   (Continued)

                             COVEST BANCSHARES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2001, 2000, AND 1999
               (TABLE AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 14 - OTHER COMPREHENSIVE INCOME (LOSS)

Changes in other comprehensive income (loss) components and related taxes are as follows:

                                                     Years Ended December 31,
                                                     ------------------------
                                                    2001       2000       1999
                                                    ----       ----       ----
      Unrealized holding gains (losses)
        on securities available-for-sale          $ 1,305    $ 1,253    $(1,909)
      Reclassification adjustment for net
        losses recognized in income                    35         96         10
                                                  -------    -------    -------
          Net unrealized gains (losses)             1,340      1,349     (1,899)
      Tax effect                                     (521)      (522)       736
                                                  -------    -------    -------

      Other comprehensive income (loss)           $   819    $   827    $(1,163)
                                                  =======    =======    =======

NOTE 15 - COMMON STOCK AND TREASURY STOCK

An analysis of changes in the number of shares of common stock and treasury stock outstanding follows:

                                           2001          2000          1999
                                           ----          ----          ----
      Common Stock

      Balance at January 1               4,403,803     4,403,803     4,403,803
      Shares issued for stock options           --            --            --
                                        ----------    ----------    ----------

           Balance at December 31        4,403,803     4,403,803     4,403,803
                                        ==========    ==========    ==========

      Treasury Stock

      Balance at January 1                 494,162       299,796       193,188
      Stock options exercised             (101,638)      (74,517)     (191,180)
      Treasury stock purchases             573,056       268,883       297,788
                                        ----------    ----------    ----------

           Balance at December 31          965,580       494,162       299,796
                                        ==========    ==========    ==========

                                   (Continued)

                             COVEST BANCSHARES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2001, 2000, AND 1999
               (TABLE AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 16 - SEGMENT INFORMATION

In February 1998, the Company opened a mortgage center to originate and sell mortgage loans with servicing released into the secondary market. The mortgage center operations and the banking operations were considered to be reportable segments during 1999. During 2000, the mortgage center was closed and is no longer a reportable segment. There was no material gain or loss on the closing of the mortgage center. Loans, investments, and deposits provide the revenues in the banking operation, and servicing release fees and loan sales provide the revenues in mortgage banking. All operations are domestic.

The accounting policies used for segments are the same as those described in the summary of significant accounting policies except that income taxes are not allocated to the mortgage banking operations. Information reported internally for performance assessment as of December 31, 1999 follows.

                                                              Mortgage   Consolidated
                                                   Banking    Banking        Total
                                                   -------    -------        -----
1999
      Net interest income                          $ 16,153   $   183      $ 16,336
      Other revenue                                   2,582     1,455         4,037
      Other expense                                  11,289     1,970        13,259
      Segment profit (loss), before income taxes      6,314      (332)        5,982
      Noncash items:
          Depreciation                                  998        33         1,031
          Provision for loan losses                   1,132        --         1,132
      Segment assets                                568,190       306       568,496

                                   (Continued)

                             COVEST BANCSHARES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2001, 2000, AND 1999
               (TABLE AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 17 - QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

                                                  Three Months Ended
                                                  ------------------
      2001                           March 31   June 30     September 30    December 31
      ----                           --------   -------     ------------    -----------
Interest income                      $11,318    $10,753        $10,541        $10,231
Interest expense                       6,636      5,940          5,573          4,696
                                     -------    -------        -------        -------

NET INTEREST INCOME                    4,682      4,813          4,968          5,535

Provision for loan losses                250        250            300            802(b)
Noninterest income                     1,118      1,147            956          1,024
Noninterest expense                    3,292      3,659          3,318          3,312
                                     -------    -------        -------        -------

INCOME BEFORE INCOME TAXES             2,258      2,051          2,306          2,445

Income tax provision                     823        739            832            897
                                     -------    -------        -------        -------

NET INCOME                           $ 1,435    $ 1,312        $ 1,474        $ 1,548
                                     =======    =======        =======        =======

EARNINGS PER COMMON SHARE
     Basic(a)                        $   .37    $   .34        $   .39        $   .45
     Diluted(a)                          .37        .33            .37            .43

      2000

Interest income                      $10,438    $10,760        $11,013        $11,616
Interest expense                       6,286      6,427          6,634          7,185
                                     -------    -------        -------        -------

NET INTEREST INCOME                    4,152      4,333          4,379          4,431

Provision for loan losses                260        250            250            250
Noninterest income                       673        757            651            811
Noninterest expense                    2,868      3,100          2,983          3,171
                                     -------    -------        -------        -------

INCOME BEFORE INCOME TAXES             1,697      1,740          1,797          1,821

Income tax provision                     600        615            640            650
                                     -------    -------        -------        -------

NET INCOME                           $ 1,097    $ 1,125        $ 1,157        $ 1,171
                                     =======    =======        =======        =======

EARNINGS PER COMMON SHARE
     Basic(a)                        $   .27    $   .28        $   .29        $   .30
     Diluted(a)                          .26        .27            .29            .29

(a) Earnings per share for the quarters and fiscal years have been calculated separately. Accordingly, quarterly amounts may not add to the annual amounts because of differences in the average common shares outstanding during each period.

(b) The increase in the provision for loan losses in the three months ended December 31, 2001 is due to an increase in charge-offs, a continued change in the mix of the loan portfolio, and the weakening economy.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information concerning directors of the Company is incorporated herein by reference from the Company's definitive Proxy Statement for the 2002 Annual Meeting of Stockholders. Information concerning the executive officers of the Company is discussed in Item 1 of this Report, "Business--Executive Officers of the Company."

Section 16(a) of the Securities Exchange Act of 1934 requires that the Company's executive officers and directors and persons who own more than 10% of the Company Common Stock file reports of ownership and changes in ownership with the Securities and Exchange Commission and with the exchange on which the Company's shares of Company Common Stock are traded. Such persons are also required to furnish the Company with copies of all Section 16(a) forms they file. Based solely on the Company's review of the copies of such forms furnished to the Company and, if appropriate, representations made to the Company by any such reporting person the Company is not aware that any of its directors and executive officers or 10% stockholders failed to comply with the filing requirements of Section 16(a) during 2001.

ITEM 11. EXECUTIVE COMPENSATION

Information concerning executive compensation is incorporated herein by reference from the Company's definitive Proxy Statement for the 2002 Annual Meeting of Stockholders, except for information contained under the headings "Compensation Committee Report on Executive Compensation," "Performance Graph" and "Audit Committee's Report," which are furnished for the information of the Commission and are not deemed to be "filed" as part of the Form 10-K.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information concerning security ownership of certain beneficial owners and management is incorporated herein by reference from the Company's definitive Proxy Statement for the 2002 Annual Meeting of Stockholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information concerning certain relationships and transactions is incorporated herein by reference from the Company's definitive Proxy Statement for the 2002 Annual Meeting of Stockholders.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

A report on Form 8-K was filed on October 23, 2001 to report under Item 5, Other Events, that the Company issued a press release pertaining to third quarter 2001 results.

A report on Form 8-K was filed on October 23, 2001 to report under Item 5, Other Events, that the Company issued a press release pertaining to the announcement of 23rd stock repurchase program.

A report on Form 8-K was filed on November 27, 2001 to report under Item 5, Other Events, that the Company announced a regular quarterly dividend.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

COVEST BANCSHARES, INC.


     By: /s/ James L. Roberts              By: /s/ Paul A. Larsen
     ------------------------------     ----------------------------------------
     James L. Roberts,                     Paul A. Larsen,
     President and                         Executive Vice President,
     Chief Executive Officer               Treasurer and Chief Financial Officer
     Date: March 1, 2002                   Date: March 1, 2002

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


     By: /s/ Frank A. Svoboda, Jr.         By: /s/ James L. Roberts
     ------------------------------     ----------------------------------------
     Frank A. Svoboda, Jr.,                James L. Roberts, President,
     Chairman of the Board                 Chief Executive Officer and Director
     Date: March 1, 2002                   Date: March 1, 2002


     By: /s/ George T. Drost               By: /s/ David M. Miller
     ------------------------------     ----------------------------------------
     George T. Drost, Director             David M. Miller, Director
     Date: March 1, 2002                   Date: March 1, 2002


     By: /s/ Gerald T. Niedert             By: /s/ David B. Speer
     ------------------------------     ----------------------------------------
     Gerald T. Niedert, Director           David B. Speer, Director
     Date: March 1, 2002                   Date: March 1, 2002

                                  Exhibit Index
                                       To
                           Annual Report of Form 10-K

------------------------------------------------------------------------------------------------
EXHIBIT NO.    DESCRIPTION                     INCORPORATED HEREIN BY REFERENCE   FILED HEREWITH
------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------
3.1            Certificate of                  Exhibit 3.1 to the Registration
               Incorporation of CoVest         Statement on Form S-1 filed with
               Bancshares, Inc.                the Commission by CoVest
                                               Bancshares on April 1, 1992, as
                                               amended (SEC File No. 33-46909)
------------------------------------------------------------------------------------------------
3.2            Amendment to Certificate of     Exhibit 3.2 to the 1997 10-K
               Incorporation of CoVest         filed with the Commission by
               Bancshares, Inc.                CoVest Bancshares on March 24,
                                               1998
                                               (Commission File No. 000-20160)
------------------------------------------------------------------------------------------------
3.3            Bylaws of CoVest Bancshares,    Exhibit 3.2 to the Registration
               Inc.                            Statement of Form S-1 filed with
                                               the Commission by CoVest
                                               Bancshares on April 1, 1992, as
------------------------------------------------------------------------------------------------
4.1            Specimen Stock Certificate of   Exhibit 4.1 to the 1997 10-K
               CoVest Bancshares, Inc.         filed with the Commission by
                                               CoVest Bancshares on March 24,
                                               1998
                                               (Commission File No. 000-20160)
------------------------------------------------------------------------------------------------
10.1           Stock Option and Incentive      Exhibit 10.1 to the Registration
               Plan                            Statement of Form S-1 filed with
                                               the Commission by CoVest
                                               Bancshares on April 1, 1992, as
                                               amended (SEC File No. 33-46909)
------------------------------------------------------------------------------------------------
10.2           Bank Incentive Plan and         Exhibit 10.4 to the Registration
               Trusts                          Statement of Form S-1 filed with
                                               the Commission by CoVest
                                               Bancshares on April 1, 1992, as
                                               amended (SEC File No. 33-46909)
------------------------------------------------------------------------------------------------
10.3           Employee Stock Ownership Plan   Exhibit 10.5 to the Registration
                                               Statement of Form S-1 filed with
                                               the Commission by CoVest
                                               Bancshares on April 1, 1992, as
                                               amended (SEC File No. 33-46909)
------------------------------------------------------------------------------------------------
10.4           Profit Sharing/401(k) Plan      Exhibit 10.1 and 10.2 to the
               and Trust Agreement             March 31, 1995 10-Q, file with
                                               the Commission by CoVest
                                               Bancshares on May 11, 1995
                                               (Commission File No. 0-20160)
------------------------------------------------------------------------------------------------
10.5           Amendment 1995-1 to CoVest      Exhibit 10.1 to the June 30,
               Bancshares, Inc. 1992 Stock     1995 10-Q, filed with the
               Option and Incentive Plan       Commission by CoVest Bancshares
                                               on August 8, 1995 (Commission
                                               File No. 0-20160)
------------------------------------------------------------------------------------------------
10.6           Amendment 1997-1 to CoVest      Exhibit 10.9 to the 1997 10-K
               Bancshares, Inc. 1992 Stock     filed with the Commission by
               Option and Incentive Plan       CoVest Bancshares on March 24,
                                               1998
                                               (Commission File No. 000-20160)
------------------------------------------------------------------------------------------------
10.7           1996 Stock Option and           Exhibit 10.10 to the 1997 10-K
               Incentive Plan                  filed with the Commission by
                                               CoVest Bancshares on March 24,
                                               1998
                                               (Commission File No. 000-20160)
------------------------------------------------------------------------------------------------
10.8           Amendment 1997-1 to 1996        Exhibit 10.11 to the 1997 10-K filed
------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------
               Stock Option and Incentive      with the Commission by CoVest
               Plan                            Bancshares on March 24, 1998
                                               (Commission File No. 000-20160)
------------------------------------------------------------------------------------------------
10.9           Employment Agreement between    Exhibit 10.11 to the 1998 10-K
               CoVest Bancshares, Inc. and     filed with the Commission by
               James L. Roberts, dated         CoVest Bancshares on March 22,
               January 20, 1999                1999
                                               (Commission File No. 000-20160)
------------------------------------------------------------------------------------------------
10.10          Non-Qualified Stock Option      Exhibit 10.12 to the 1998 10-K
               Agreement between CoVest        filed with the Commission by
               Bancshares, Inc. and James L.   CoVest Bancshares on March 22,
               Roberts, dated January 20,      1999
               1999                            (Commission File No. 000-20160)
------------------------------------------------------------------------------------------------
10.11          Agreement Regarding Post        Exhibit 10.13 to the 1998 10-K
               Employment Restrictive          filed with the Commission by
               Covenants between CoVest        CoVest Bancshares on March 22,
               Bancshares, Inc., CoVest        1999
               Banc, National Association,     (Commission File No. 000-20160)
               and James L. Roberts, dated
               January 20, 1999
------------------------------------------------------------------------------------------------
10.12          Employment Agreement between    Exhibit 10.13 to the 1999 10-K
               CoVest Bancshares, Inc. and     filed with the Commission by
               Paul A. Larsen, dated April     CoVest Bancshares on March 21,
               27, 1999                        2000
                                               (Commission File No. 000-20160)
------------------------------------------------------------------------------------------------
10.13          Agreement Regarding Post        Exhibit 10.13 to the 1999 10-K
               Employment Restrictive          filed with the Commission by
               Covenants between CoVest        CoVest Bancshares on March 21,
               Bancshares, Inc., CoVest        2000
               Banc, National Association,     (Commission File No. 000-20160)
               and Paul A. Larsen, dated
               April 27, 1999
------------------------------------------------------------------------------------------------
10.14          Employment Agreement between    Exhibit 10.13 to the 1999 10-K
               CoVest Bancshares, Inc. and     filed with the Commission by
               J. Stuart Boldry, Jr., dated    CoVest Bancshares on March 21,
               December 31, 1999               2000
                                               (Commission File No. 000-20160)
------------------------------------------------------------------------------------------------
10.15          Agreement Regarding Post        Exhibit 10.13 to the 1999 10-K
               Employment Restrictive          filed with the Commission by
               Covenants between CoVest        CoVest Bancshares on March 21,
               Bancshares, Inc., CoVest        2000
               Banc, National Association,     (Commission File No. 000-20160)
               and J. Stuart Boldry, Jr.,
               dated December 31, 1999
------------------------------------------------------------------------------------------------
10.16          ESOP Loan Agreement, dated      Schedule 13/A filed with the
               February 22, 2002               Commission on February 26, 2002
                                               (SEC File No. 005-43680)
------------------------------------------------------------------------------------------------
21.1           Subsidiaries of the Registrant  Exhibit 21.1 to the 1997 10-K
                                               filed with the Commission by
                                               CoVest Bancshares on March 24,
                                               1998
                                               (Commission File No. 000-20160)
------------------------------------------------------------------------------------------------
23.1           Consent of Crowe Chizek                                                X

------------------------------------------------------------------------------------------------
99.1           Proxy Statement and Proxy       Schedule 14A filed with the
               (except such portions           Commission on March 20, 2002
               incorporated by reference
               into this Form 10-K, such
               materials shall not be deemed
               to be "filed" with the
               Commission)
------------------------------------------------------------------------------------------------