Form 10-Q
period 2002-03-31
COVEST BANCSHARES INC
filed 2002-04-23
CIK 885694

UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, D.C.  20549
                  -----------------------------

                            FORM 10-Q

        Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934


For the Quarterly Period Ended          Commission File Number
       March 31, 2002                          0-20160

                  -----------------------------

                    COVEST BANCSHARES, INC.
     (Exact name of registrant as specified in its charter)


          Delaware                           36-3820609
(State or other jurisdiction       (I.R.S. Employer Identification
     of incorporation or                      Number)
        organization)

749 Lee Street, Des Plaines, Illinois               60016
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

                    Yes  --X--            No  -----

As of April 23, 2002, the Registrant had issued and outstanding 4,403,803 shares of the Registrant's Common Stock. In addition, it had also repurchased 870,149 shares which were being held as treasury stock and 81,477 shares which were being held as unallocated ESOP shares.

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















PART 1.   FINANCIAL INFORMATION
Item 1.   Consolidated Financial Statements
          (Unaudited)


COVEST BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Unaudited)

(Dollars in thousands, except
 per share data)

                                             MAR 31, 2002        DEC 31, 2001
ASSETS                                       ------------        ------------
------------
CASH ON HAND AND IN BANKS                        $  7,205            $  6,552

INTEREST BEARING DEPOSITS                             506                  21
                                                 --------            --------
   Cash and Cash Equivalents                        7,711               6,573

SECURITIES:
   Securities Available-for-Sale                   38,827              40,897
   Mortgage-Backed and Related
      Securities Available-for-Sale                 3,182               3,948
   Federal Home Loan Bank and
      Federal Reserve Bank Stock                    7,418               7,319
                                                 --------            --------
TOTAL SECURITIES                                   49,427              52,164

LOANS RECEIVABLE:
   Commercial Loans                                53,291              47,024
   Multi-Family Loans                             235,769             223,613
   Commercial Real Estate Loans                    79,199              79,443
   Construction Loans                              51,823              58,796
   Commercial/Municipal Leases                      1,468               1,778
   Mortgage Loans                                  56,530              58,175
   Consumer Loans                                  43,964              46,273
   Mortgage Loans Held for Sale                       661               1,065
                                                 --------            --------
      TOTAL LOANS RECEIVABLE                      522,705             516,167
   Allowance for Loan Losses                     (  6,650)            ( 6,547)
                                                 --------            --------
LOANS RECEIVABLE, NET                             516,055             509,620

ACCRUED INTEREST RECEIVABLE                         3,010               3,281
PREMISES AND EQUIPMENT                              9,409               9,466
OTHER REAL ESTATE OWNED                             2,165                 661
GOODWILL                                            1,286               1,338
MORTGAGE SERVICING RIGHTS                             196                 222
OTHER ASSETS                                        3,106               2,404
                                                 --------            --------
TOTAL ASSETS                                     $592,365            $585,729
                                                 ========            ========




See accompanying notes to unaudited consolidated financial statements



COVEST BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (Continued)
(Unaudited)

(Dollars in thousands, except per share data)

                                             MAR 31, 2002        DEC 31, 2001
                                             ------------        ------------
LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
LIABILITIES:
   Deposits:
      Non-Interest Bearing                       $ 33,061            $ 30,993
      Interest Bearing Checking                    29,066              29,339
      Savings Accounts                             63,898              52,141
      Money Market Accounts                       103,146             113,864
      Certificates of Deposit                     171,194             172,055
      Jumbo CDs                                     4,481              11,834
      Purchased CDs                                53,238              45,776
                                                  -------             -------
                                                  458,084             456,002
   Short-Term Borrowings and Securities
      Sold U/A to Repurchase                       28,851              29,425
   Long-Term Advances from Federal
      Home Loan Bank                               49,000              44,000
   Advances from Borrowers for Taxes and
      Insurance                                     3,130               4,865
   Accrued Expenses and Other Liabilities           7,306               6,286
                                                  -------             -------
TOTAL LIABILITIES                                 546,371             540,578

STOCKHOLDERS' EQUITY:
   Common Stock, par value $.01 per share;
      7,500,000 authorized shares; 4,403,803
      shares issued at 3/31/02 and 12/31/01
      respectively                                     44                  44
   Additional Paid-in Capital                      18,010              17,268
   ESOP Loan                                       (1,500)                  -
   Retained Earnings                               42,690              41,360
   Treasury Stock, 870,149 shares and
      965,580 shares, held at cost 3/31/02
      and 12/31/01 respectively                   (13,877)            (14,290)
   Accumulated Other Comprehensive Income             627                 769
                                                 --------            --------
TOTAL STOCKHOLDERS' EQUITY                         45,994              45,151
                                                 --------            --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY       $592,365            $585,729
                                                 ========            ========




See accompanying notes to unaudited consolidated financial statements









COVEST BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(Dollars in thousands, except per             THREE MONTHS ENDED
 share data)                                    MAR 31,  MAR 31,
                                                  2002     2001
INTEREST INCOME                                -------   -------
   Loans and Leases Receivable                 $ 8,979   $10,496
   Mortgage-Backed Securities                       62       130
   Securities
     Taxable                                       414       412
     Exempt from Federal Income Taxes               64        92
   Other Interest and Dividend Income              120       188
                                               -------   -------
   Total Interest Income                         9,639    11,318
INTEREST EXPENSE
   Deposits                                      3,242     5,584
   Advances from Federal Home Loan Bank            703       871
   Other Borrowed Funds                             92       181
                                               -------   -------
   Total Interest Expense                        4,037     6,636
                                               -------   -------
NET INTEREST INCOME                              5,602     4,682
   Provision for Loan Losses                       472       250
                                               -------   -------
NET INTEREST INCOME AFTER PROVISION FOR
   LOAN LOSSES                                   5,130     4,432
NON-INTEREST INCOME
   Loan Charges and Servicing Fees                 223       203
   Loan Prepayment Fees                            461        46
   Mortgage Banking Fee                            131       157
   Deposit Related Charges and Fees                299       258
   Gain/(Loss) on Sales of Securities               74       (31)
   Gain on Sales of Loans                            -       407
   Other                                            48        78
                                               -------   -------
   Total Non-Interest Income                     1,236     1,118
NON-INTEREST EXPENSE
   Compensation and Benefits                     1,888     1,554
   Commissions and Incentives                      193       338
   Occupancy and Equipment                         485       489
   Federal Deposit Insurance Premium                20        23
   Data Processing                                 260       218
   Advertising                                     206       146
   REO Expense                                     200        (3)
   Amortization of Goodwill                         51        51
   Amortization of Mortgage Servicing Rights        26         7
   Other                                           489       469
                                               -------   -------
   Total Non-Interest Expense                    3,818     3,292
                                               -------   -------
INCOME BEFORE INCOME TAXES                       2,548     2,258
Income Tax Provision                              (935)     (823)
                                               -------   -------
NET INCOME                                     $ 1,613   $ 1,435
                                               =======   =======
Earnings per Share
   Basic                                         $0.47     $0.37
   Diluted                                       $0.45     $0.37

See accompanying notes to unaudited consolidated financial statements

COVEST BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in thousands)                                  THREE MONTHS ENDED
                                                        MAR 31,      MAR 31,
                                                          2002         2001
OPERATING ACTVITIES                                    --------    ---------
   Net Income                                          $ 1,613      $ 1,435
   Adjustment to Reconcile Net Income to
    Net Cash from Operating Activities
   Depreciation and Amortization of
        Premises and Equipment                             221          209
   Provision for Loan Losses                               472          250
   Net Gain on Sales of
        Securities/Loans                                   (74)        (376)
   Federal Home Loan Bank Stock Dividend                   (99)        (129)
   Change In:
     Prepaid Expenses and Other Assets                    (624)        (217)
     Accrued Interest Receivable                           271          704
     Accrued Expenses and Other Liabilities              1,596          920
                                                     ---------    ---------
NET CASH FROM OPERATING ACTIVITIES                       3,376        2,796

CASH FLOWS FROM INVESTING ACTIVITIES
   Loan Originations, Net of Principal
     Payments                                           (8,411)     (17,386)
   Proceeds from Sale of Loans                               -       54,547
   Principal Payments on Mortgage-Backed
     and Related Securities                                750          764
   Purchases of Securities                             (10,125)     (15,180)
   Proceeds from Sales and Maturities
     of Securities                                      11,990       19,792
   Purchase of Office Properties and
     Equipment                                            (164)         (82)
                                                     ---------    ---------
NET CASH FROM INVESTING ACTIVITIES                      (5,960)      42,455

CASH FLOWS FROM FINANCING ACTIVITIES
   Net Increase in Deposits                              2,082        9,133
   Borrowings                                            5,000        8,225
   Repayment of Borrowings                                (574)     (18,510)
   Net Decrease in Mortgage
     Escrow Funds                                       (1,735)      (1,636)
   Purchase of Common Stock Net of Proceeds
     from Exercise of Stock Options                       (768)        (737)
   Dividend Paid                                          (283)        (308)
                                                     ---------    ---------
NET CASH FROM FINANCING ACTIVITIES                       3,722       (3,833)
                                                     ---------    ---------
NET INCREASE IN CASH AND CASH EQUIVALENTS                1,138       41,418

CASH AND CASH EQUIVALENTS, BEGINNING                     6,573       10,522
                                                     ---------    ---------
CASH AND CASH EQUIVALENTS, ENDING                      $ 7,711      $51,940
                                                     =========    =========


See accompanying notes to unaudited consolidated financial statements


COVEST BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(Unaudited)
(Dollars in thousands)

Three months ended MARCH 31, 2002 and 2001
                                    COMMON
                                    STOCK AND                                     ACCUMULATED
                                    ADDITIONAL                                    OTHER
                                    PAID-IN        RETAINED   TREASURY     ESOP   COMPREHENSIVE
                                    CAPITAL        EARNINGS     STOCK      LOAN   INCOME/(LOSS)    TOTAL
----------------------------------------------------------------------------------------------------------
Balance at December 31, 2000          $17,545       $36,783   ($6,244)        -        ($50)      $48,034

Net Income                                            1,435                                         1,435

Change in Unrealized Gain on
  Securities Available-for-Sale,
  Net of Taxes                                                                          485           485
                                                                                                  -------
       Comprehensive Income                                                                         1,920

Cash Dividends ($.08 per share)                        (308)                                         (308)

Purchase of Treasury Stock                                       (737)                               (737)
-----------------------------------------------------------------------------------------------------------

Balance at March 31, 2001             $17,545       $37,910   ($6,981)        -        $435       $48,909
===========================================================================================================

Balance at December 31, 2001          $17,312       $41,360  ($14,290)        -        $769       $45,151

Net Income                                            1,613                                         1,613

Change in Unrealized Gain on
  Securities Available-for-Sale,
  Net of Taxes                                                                         (142)         (142)
                                                                                                    -----
       Comprehensive Income                                                                         1,471

Cash Dividends ($.08 per share)                        (283)                                         (283)

Purchase of Treasury Stock                                     (2,376)                             (2,376)

Treasury Stock Reissued in
  Conjunction with Stock Option
  Exercises and ESOP Plan                 319                   2,789    (1,500)                    1,608

Tax Benefits related to Employee
  Stock Option Plans                      423                                                         423
----------------------------------------------------------------------------------------------------------

Balance at March 31, 2002             $18,054       $42,690  ($13,877)  ($1,500)       $627       $45,994
==========================================================================================================

See accompanying notes to unaudited consolidated financial statements



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

                                                               THREE MONTHS ENDED
                                     -------------------------------------------------------------------
                                                MARCH 31, 2002                     MARCH 31, 2001
                                     --------------------------------- ---------------------------------
                                        AVERAGE                AVERAGE    AVERAGE             AVERAGE
                                        BALANCE   INTEREST   YIELD/COST   BALANCE  INTEREST  YIELD/COST
                                       --------   --------   ----------   -------  --------  ----------
INTEREST EARNING ASSETS:
  Commercial Loans(A)(B)               $ 50,680    $   753      5.94%    $ 37,742   $   768     8.14%
  Multi-Family Loans(A)(B)              230,274      3,819      6.63      174,260     3,451     7.92
  Commercial Real Estate Loans(A)(B)     81,202      1,501      7.39       78,967     1,622     8.22
  Construction Loans(A)(B)               54,754      1,029      7.52       48,676     1,232    10.12
  Commercial/Muni Leases(B)               1,612         24      5.96        4,808        71     5.91
  Mortgage Loans(A)(B)                   57,555      1,094      7.60      114,020     2,189     7.68
  Consumer Loans (A)                     44,978        760      6.76       51,503     1,164     9.03
  Securities                             39,489        511      5.18       36,470       551     6.04
  Mortgage-Backed and Related
    Securities                            3,321         62      7.47        7,608       130     6.83
  Equity Investments                      9,127        116      5.08        8,201       125     6.10
  Other Investments                       1,007          4      1.59        4,971        63     5.07
                                       --------    -------      ----     --------   -------     ----
Total Interest-Earning Assets          $573,999    $ 9,673      6.74%    $567,226   $11,366     8.02%
Non-Interest Earning Assets              18,674                            17,873
                                       --------                          --------
  TOTAL ASSETS                         $592,673                          $585,099
                                       ========                          ========
INTEREST-BEARING LIABILITIES:
  Interest-Bearing Checking            $ 29,364    $    97      1.32%    $ 22,859   $    64     1.12%
  Savings                                58,388        360      2.47       42,371       261     2.46
  Money Market                          108,659        464      1.71      122,045     1,460     4.79
  Certificates of Deposits              170,488      1,774      4.16      165,839     2,543     6.13
  Jumbo CDs                               9,090         62      2.73        9,245       145     6.27
  Purchased CDs                          48,950        485      3.96       67,323     1,111     6.60
  FHLB Advances                          65,167        703      4.32       55,778       871     6.25
  Other Borrowed Funds                   15,788         92      2.33       13,510       181     5.36
                                      ---------    -------      ----     --------   -------     ----
Total Interest-Bearing Liabilities     $505,894    $ 4,037      3.19%    $498,970   $ 6,636     5.32%
Non-Interest Bearing Deposits            31,086                            24,456
Other Liabilities                        10,087                            13,403
                                      ---------                          --------
TOTAL LIABILITIES                      $547,067                          $536,829

Stockholders' Equity                     45,606                            48,270
                                       --------                          --------
TOTAL LIABILITIES AND
   STOCKHOLDERS' EQUITY                $592,673                          $585,099
                                       ========                          ========
NET INTEREST INCOME                                $ 5,636                          $ 4,730
                                                   =======                          =======
NET INTEREST RATE SPREAD (C)                                    3.55%                           2.70%
                                                                ====                            ====
NET INTEREST MARGIN (D)                                         3.93%                           3.34%
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

(1) Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

The results of operations and other data for the period ended March 31, 2002 are not necessarily indicative of results that may be expected for the entire year ending December 31, 2002.

In the opinion of management, the unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial information of CoVest Bancshares, Inc.(the "Company"), including its wholly owned subsidiary, CoVest Banc (the "Bank").

Certain amounts in prior consolidated financial statements have been reclassified to conform to the March 31, 2002 presentation.


(2) Nature of Operations

The Company is a bank holding company organized under the laws of the state of Delaware. It provides a full line of financial services to customers within nine counties in northeast Illinois from its three branch locations.

A reconciliation of the numerators and denominators for earnings per common share dilution computations for the three month periods ended March 31, 2002 and 2001 are presented below: (dollars and shares in thousands)


                                           Three Months Ended March 31,
                                        --------------------------------
                                               2002            2001
                                               ----            ----
Earnings per share:
  Net Income                                 $1,613          $1,435
  Weighted average common shares
    Outstanding                               3,447           3,871
                                              -----           -----
  Basic earnings per share                    $0.47           $0.37
                                              =====           =====

Earnings per share assuming dilution:
  Net Income                                 $1,613          $1,435
  Weighted average common shares
    Outstanding                               3,447           3,871

  Add: dilutive effect of assumed
         exercises of stock options             161              55
                                              -----           -----
  Weighted average common and dilutive
    potential common shares outstanding       3,609           3,926
                                              =====           =====
  Diluted earnings per share                  $0.45           $0.37
                                              =====           =====


At March 31, 2002, no options to purchase shares were excluded in the computation of diluted earnings per share because all of the options' exercise prices were lower than the average market price of the common stock. At March 31, 2001, options to purchase 418,493 shares were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the common stock and were therefore, antidilutive.


(3) Stock Repurchase Program

The following table summarizes the Company's stock repurchase programs.

                                                       Average
                   Date       Date      # of Shares   Price per
     Program#   Announced   Completed   Repurchased     Share
     --------   ---------   ---------   -----------   ---------
       23rd      10/23/01     3/29/02      174,636      $19.140
       24th       3/29/02



The Company repurchased 120,140 shares in the first quarter of 2002.

The Company announced its 24th stock repurchase program on March 29, 2002, enabling the Company to repurchase 100,000 shares of its outstanding stock.


(4) Cash Dividend

The regular quarterly dividend for the first quarter of 2002 was paid at $.08 per share. The same quarterly dividend was paid for the first quarter of 2001.


(5) Regulatory Capital Requirements

Pursuant to the Financial Institutions Reform, Recovery and Enforcement Act of 1989 ("FIRREA"), as implemented by regulations promulgated by the Office of the Comptroller of the Currency (the "OCC"), national banks must meet three separate minimum capital requirements. The following table summarizes, as of March 31, 2002, the Company's and Bank's capital requirements under FIRREA and their actual capital ratios. As of March 31, 2002, the Company and the Bank exceeded all current minimum regulatory capital requirements.


                                                                 To Be Well
                                                              Capitalized Under
                                             For Capital      Prompt Corrective
                                Actual    Adequacy Purpose    Action Provisions
MARCH 31, 2002              Amount  Ratio   Amount Ratio      Amount   Ratio
==============              ------  ------  ------ ------     ------   -----
                                        (Dollars in Thousands)
Total Capital
(to Risk Weighted Assets)
   Company                   $49.4  11.9%    $33.3  8.0%       $41.6    10.0%
   Bank                       50.1  12.0      33.3  8.0         41.6    10.0
Tier I Capital
(to Risk Weighted Assets)
   Company                   $44.1  10.6%    $16.6  4.0%       $25.0     6.0%
   Bank                       44.8  10.8      16.6  4.0         25.0     6.0
Tier I Capital
(to Average Assets)
   Company                   $44.1   7.4%    $23.7  4.0%       $29.6     5.0%
   Bank                       44.8   7.6      23.6  4.0         29.5     5.0

Risk Weighted Assets (Company)  $416,053
Average Assets (Company)         592,673
Risk Weighted Assets (Bank)      415,905
Average Assets (Bank)            589,532


                                                                 To Be Well
                                                              Capitalized Under
                                             For Capital      Prompt Corrective
                                Actual    Adequacy Purpose    Action Provisions
MARCH 31, 2001              Amount  Ratio   Amount Ratio      Amount   Ratio
==============              ------  ------  ------ ------     ------   -----
                                        (Dollars in Thousands)
Total Capital
(to Risk Weighted Assets)
   Company                   $51.7  13.0%    $31.8  8.0%       $39.8    10.0%
   Bank                       49.3  12.4      31.7  8.0         39.7    10.0
Tier I Capital
(to Risk Weighted Assets)
   Company                   $46.7  11.7%    $15.9  4.0%       $23.9     6.0%
   Bank                       44.2  11.2      15.9  4.0         23.8     6.0
Tier I Capital
(to Average Assets)
   Company                   $46.7   8.0%    $23.4  4.0%       $29.3     5.0%
   Bank                       44.2   7.6      23.3  4.0         29.1     5.0

Risk Weighted Assets (Company)  $397,701
Average Assets (Company)         585,099
Risk Weighted Assets (Bank)      396,556
Average Assets (Bank)            582,914


(6) New Accounting Pronouncement

In 2001, the Financial Accounting Standard Board issued SFAS No. 142, "Goodwill and Other Intangible Assets," which requires that goodwill no longer be amortized to earnings, but instead be reviewed for impairment. The amortization of goodwill ceases upon adoption of SFAS No. 142, which for most companies, will be January 1, 2002. The goodwill recorded by the Company is related to a branch acquisition. This goodwill will continue to be accounted for under SFAS No. 72, "Accounting for Certain Acquisitions of Banking or Thrift Institutions," (excluded from the scope from SFAS No. 142) and continue to be amortized to expense.


(7) Special Note Concerning Forward-Looking Statements

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

The Company's ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on the operations and future prospects of the Company and its subsidiaries include, but are not limited to, the following:

* The strength of the United States economy in general and the strength of the local economies in which the Company conducts its operations which may be less favorable than expected and may result in, among other things, a deterioration in the credit quality and value of the Company's assets.

* The economic impact of the terrorist attacks that occurred on September 11th, as well as any future threats and attacks, and the response of the United States to any such threats and attacks.

* The effects of, and changes in, federal, state and local laws, regulations and policies affecting banking, securities, insurance and monetary and financial matters.

* The effects of changes in interest rates (including the effects of changes in the rate of prepayments of the Company's assets) and the policies of the Board of Governors of the Federal Reserve System.

* The ability of the Company to compete with other financial institutions as effectively as the Company currently intends due to increases in competitive pressures in the financial services sector.

* The inability of the Company to obtain new customers and to retain existing customers.

* The timely development and acceptance of products and services, including products and services offered through alternative delivery channels such as the Internet.

* Technological changes implemented by the Company and by other parties, including third party vendors, which may be more difficult or more expensive than anticipated or which may have unforeseen consequences to the Company and its customers.

* The ability of the Company to develop and maintain secure and reliable electronic systems.

* The ability of the Company to retain key executives and employees and the difficulty that the Company may experience in replacing key executives and employees in an effective manner.

* Consumer spending and saving habits which may change in a manner that affects the Company's business adversely.

* Business combinations and the integration of acquired businesses which may be more difficult or expensive than expected.

* The costs, effects and outcomes of existing or future litigation.

* Changes in accounting policies and practices, as may be adopted by state and federal regulatory agencies and the Financial Accounting Standards Board.

* The ability of the Company to manage the risks associated with the foregoing as well as anticipated.

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


FINANCIAL CONDITION
-------------------
The Company's assets increased by 1% to $592.4 million as of March 31, 2002, as compared to $585.7 million at December 31, 2001. Net loans receivable increased $6.4 million to $516.1 million as of March 31, 2002 versus $509.6 million outstanding as of December 31, 2001. Commercial loans increased 13% to $53.3 million compared to $47.0 million as of December 31, 2001. Multi-family loans increased 5% to $235.8 million compared to $223.6 million as of December 31, 2001. The increase in multi-family loans consisted mostly of adjustable rate loans. Construction loans decreased 12% to $51.8 million compared to $58.8 million as of December 31, 2001. The Company is not actively expanding its construction lending and expects to see an overall decrease in balances during 2002. Commercial real estate loans remained at relatively the same level as of March 31, 2002 compared to December 31, 2001. The Company, to augment its liquidity needs and reduce credit exposure, sold participations on multi-family loans, commercial real estate loans and construction loans. Mortgage loans decreased 3% to $56.5 million compared to $58.2 million as of December 31, 2001 as payoffs continued to exceed originations. Consumer loans decreased 5% to $44.0 million compared to $46.3 million as of December 31, 2001. The decrease was in auto loans where the Company decided to mostly provide them to relationship customers. Total securities decreased 5% to $49.4 million compared to $52.2 million as of December 31, 2001. Securities are used primarily for collateral purposes.

Total deposits were $458.1 million as of March 31, 2002, relatively at the same level compared to $456.0 million as of December 31, 2001. Non-interest bearing deposits increased 7% to $33.1 million compared to $31.0 million as of December 31, 2001. Savings deposits increased 23% to $63.9 million compared to $52.1 million as of December 31, 2001. The High Yield Money Market Account decreased 9% to $103.1 million compared to $113.9 million as of December 31, 2001. The Company believes that the decrease in the High Yield Money Market Account is caused by the decline in the 91-day Treasury Bill rate to which the account is indexed. The Company also believes that the decrease in the High Yield Money Market index rate caused the savings deposits to increase as the savings account rate remained at a fixed 2.50%. Certificates of deposits were $228.9 million as of March 31, 2002, relatively at the same level compared to $229.7 million as of December 31, 2001. Jumbo certificates of deposit decreased 62% to $4.5 million compared to $11.8 million as of December 31, 2001 and were replaced by purchased certificates of deposits that increased 16% to $53.2 million compared to $45.8 million as of December 31, 2001.

Total borrowings increased 6% to $77.9 million compared to $73.4 million as of December 31, 2001. Short-term borrowings decreased 2% to $28.9 million compared to $29.4 million as of December 31, 2001. Included in short-term borrowings is $2.1 million note incurred in connection with the Company's stock repurchase program. This borrowing will be repaid from dividends from the Bank over the next several quarters. Long-term borrowings increased 11% to $49.0 million compared to $44.0 million as of December 31, 2001. Long-term borrowings consisted of FHLB Term Advances and are the primary source of funding depending on collateral availability.

Stockholders' equity totaled $46.0 million at March 31, 2002. The number of shares outstanding was 3,447,488 and the book value per common share outstanding was $13.34.

On February 22, 2002, the Employee Stock Ownership Plan (ESOP) purchased 81,477 shares of CoVest Bancshares, Inc. common stock, held in the Company's treasury, for an aggregate purchase price of $1,500,000, or $18.41 per share. A new loan, internally financed, in the amount of $1.5 million plus interest will be repaid over a period of fifteen years from earnings generated by the Company.

The Company announced the expansion of its 23rd stock repurchase program on January 29, 2002, enabling the Company to repurchase 174,636 shares of its outstanding stock. The repurchase was completed on March 29, 2002. A total of 174,636 shares were repurchased at an average price of $19.14.

The Company announced its 24th stock repurchase program on March 29, 2002, enabling the Company to repurchase 100,000 shares of its outstanding stock.

At March 31, 2002, the allowance for loan losses was $6.7 million as compared to $6.5 million as of December 31, 2001. The Company recognized net charge-offs of $369,000 during the first three months of 2002.

At March 31, 2002, total non-performing loans amounted to $691,000 or 0.12% of total assets compared to $2,538,000, or 0.43% of total assets at December 31, 2001. A $1,540,000 commercial real estate loan that had been categorized as a non-accrual loan as of December 31, 2001, was foreclosed on during the first quarter and is now a part of Other Real Estate Owned as of March 31, 2002. An additional $240,000 specifically related to this loan was charged off prior to possession of the property being realized.

The Company has no impaired loans as of March 31, 2002.

Total Other Real Estate Owned increased to $2,164,000 compared to $662,000 as of December 31, 2001. $202,000 represented 3 single-family properties, $662,000 was an undeveloped commercial real estate property in Chicago and $1,300,000 was motel property in Wisconsin referred to above. Closing on this motel property was completed on April 15, 2002 and the Company incurred an additional $37,000 of expenses related to the sale.


The following table sets forth the amounts and categories of non-performing loans and assets.

                                         MAR 31, 2002     DEC 31, 2001
                                         ------------     ------------
                                            (Dollars in Thousands)
Non-accruing Loans:
  Commercial Loans                          $    -          $     -
  Multi-family Loans                             -                -
  Commercial Real Estate Loans                   -            1,540
  Construction Loans                             -               48
  Commercial/Municipal Leases                    -                -
  Mortgage Loans                               577              668
  Consumer                                      40               43
                                            ------           ------
  Total                                        617            2,299

Accruing Loans Delinquent 90 days or More:
  Commercial Loans                          $   74          $     -
  Multi-family Loans                             -                -
  Commercial Real Estate Loans                   -              100
  Construction Loans                             -                -
  Commercial/Municipal Leases                    -               20
  Mortgage Loans                                 -              119
  Consumer                                       -                -
                                            ------           ------
  Total                                         74              239
                                            ------           ------
      Total Non-performing Loans            $  691           $2,538


Other Real Estate Owned                      2,164              662
Other Repossessed Assets                         -                -
                                            ------           ------
      Total Non-performing Assets           $2,855           $3,200
                                            ======           ======
Total Non-performing Loans as
  a Percentage of Net Loans                   0.13%            0.50%
                                              ====             ====
Total Non-performing Assets as
  a Percentage of Total Assets                0.48%            0.55%
                                              ====             ====


LIQUIDITY
---------
The Company's primary sources of funds are deposits, principal and interest payments on loans and mortgage-backed securities, and funds provided by other operations. While scheduled loan and mortgage-backed securities repayments and maturities of short-term investments are relatively predictable source of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions, competition and the restructuring occurring in the banking industry.

The Company's cash flows are a result of three principal activities: operating activities, investing activities and financing activities. Net cash provided by operating activities was $3.4 million, for the three months ended March 31, 2002. Net cash used by investing activities was $6.0 million for the three months ended March 31, 2002. Net cash provided by financing activities was $3.7 million for the three months ended March 31, 2002.

The Company uses its liquidity to meet its ongoing commitments to fund maturing certificates of deposit and deposit withdrawals, repay borrowings, fund existing and continuing loan commitments, and pay operating expenses. At March 31, 2002, the Company has commitments to originate loans totaling $40 million and its customers had approved but unused lines of credit totaling $38 million. The Company considers its liquidity and capital resources to be adequate to meet its foreseeable short and long-term needs. The Company expects to be able to fund or refinance, on a timely basis, its material commitments and long-term liabilities.


SELECTED RATIOS
---------------
(unaudited)
                                             THREE MONTHS ENDED
                                            MAR 31,      MAR 31,
                                              2002         2001
                                             ------       -----
Annualized Return on Avg. Equity             14.15%       11.89%
Annualized Return on Avg. Equity (Core)*     14.15         9.91
Annualized Return on Avg. Assets              1.09         0.98
Annualized Return on Avg. Assets (Core)*      1.09         0.81


Book Value per Share                        $13.34       $12.70
Closing Market Price per Share              $21.10       $14.75

Earnings per Primary Share:
   Basic                                     $0.47        $0.37
   Basic (Core)*                             $0.47        $0.31
   Diluted                                   $0.45        $0.37
   Diluted (Core)*                           $0.45        $0.30

Net Interest Margin                           3.93%        3.34%

Ratio of Operating Expense to
   Average Total Assets, Annualized           2.58%        2.25%

Ratio of Net Interest Income to
   Non-Interest Expense                       1.47x        1.42x


* Core net income: Net income, adjusted for the after tax effect of the gain of sale of loans, that occurred in the first quarter of 2001.



RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001
-----------------------------------------------------------------------------
Net income was $1,613,000 for the first quarter of 2002, up 12% over $1,435,000 for the same period last year. Basic earnings per share were $0.47, a 27% increase compared to $0.37 per share for the first quarter of 2001. Diluted earnings per share were $0.45, a 22% increase compared to $0.37 per share for the first quarter of 2001. Included in net income for the first quarter of 2001 was a $407,000 pretax gain on sale of single family first mortgages. The net income of $1,613,000 for the first quarter of 2002, when compared to core income (net income, adjusted for the after tax effect of the gain on sale of loans) of $1,196,000 for the first quarter of 2001, was up 35%. Basic earnings per share for the first quarter of 2002 were $0.47, a 52% increase compared to $0.31 per share, on core earnings, for the first quarter of 2001. Diluted earnings per share for the first quarter of 2002 were $0.45, a 50% increase compared to $0.30 per share, on core earnings, for the same period in 2001.

Return on average equity and return on average assets during the first quarter were 14.15% and 1.09% respectively during 2002, compared to 11.89% and 0.98% in 2001. Return on average equity and return on average assets excluding the gain on sale of loans in the first quarter of 2001 were 9.91% and 0.81% respectively.

The Company's efficiency ratio improved to 55.84% compared to 56.75% in the first quarter of 2001. The Company's goal is to maintain an efficiency ratio at lower than 56% for 2002.

Cash earnings (net income adjusted for the after tax impact of amortization of goodwill) for the first quarter of 2002 were $1,644,000, or $0.48 (basic) and $0.46 (diluted) earnings per share, compared to $1,467,000, or $0.38 (basic) and $0.37 (diluted) earnings per share for the same period in 2001. Cash earnings excluding the gain on sale of loans and adjusted for the after tax impact of amortization of goodwill) for the first quarter of 2001 was $1,288,000, or $0.32 (basic) and $0.31 (diluted) earnings per share.

Net interest income increased $920,000, or 20% for the first quarter of 2002 compared to the first quarter of 2001. Average interest earning assets increased $6.8 million for the first quarter of 2002 with yield lower by 128 basis points compared to that in the first quarter of 2001. The Federal Reserve's rate reductions in 2001 caused a decrease in the Company's loan index rates and prompted prepayments in the loan portfolio, particularly in the multi-family loan portfolio, which is mostly comprised of adjustable rate loans with floors established upon origination. Loan costs associated to loan prepayments in the multi-family loan portfolio amounted to $99,000 for the first quarter of 2002 compared to $27,000 for the same period in 2001. Interest income (tax equivalent) on earning assets decreased 15% to $9,673,000 for the first quarter of 2002 compared to $11,366,000 for the same period in 2001. Average interest bearing liabilities increased $6.9 million for the first quarter of 2002 with yield lower by 213 basis points compared to that in the first quarter of 2001. Interest expense for the first quarter of 2002 decreased 39% to $4,037,000 compared to $6,636,000 for the same period in 2001. The decrease was attributed mostly to the decrease in the 91-day Treasury Bill rate to which the High Yield Money Market account is indexed. The yield on the High Yield Money Market account for the first quarter of 2002 decreased to 1.71%, a 64% decrease compared to 4.79% in the same period in 2001. The decrease in cost of funds for the High Yield Money Market account was partially offset by a decrease in average balance for the account by $13.4 million and corresponding increase in the average balance in savings accounts by $16.0 million, whose rate remained fixed at 2.50%. Throughout most of 2001, the Company was in a liability sensitive gap position, where deposits reprice faster than assets. The Company's current position is slightly asset sensitive. The increase in average non-interest bearing deposits by 27% to $31.3 million, compared to $24.5 million in the first quarter of 2001, contributed to 38 basis points in interest margin. The net interest margin for the first quarter of 2002 increased 18% to 3.93% compared to 3.34% in the same period in 2001.

The provision for loan losses was $472,000 for the first quarter of 2002 versus $250,000 for the like period in 2001. The increase in the commercial loans and multi-family loans portfolio along with the net charge-offs of $369,000 in the first quarter of 2002 were the primary factors that prompted the Company to increase its provision for loan losses.

On a quarterly basis, management of the Company meets to review the adequacy of the allowance for loan losses. Each loan officer grades his or her individual commercial credits and the Company's outsourced loan review function validates the officer's grades. In the event that loan review results in a downgrade of the loan, it is included in the allowance analysis at the lower grade. The grading system is in compliance with the regulatory classification and the allowance allocated to the loans based on the regulatory grading, except in instances where there are known differences (i.e. collateral value is nominal, etc.) Once the specific portion of the allowance is calculated, management then calculates an historical portion for each loan category based on loan loss history, current economic conditions and trends in the portfolio, including delinquencies and impairments. Management believes that the allowance for losses at March 31, 2002, was at a level adequate to absorb probable incurred losses on existing loans. However, there can be no assurance that such losses will not exceed estimated amounts.





LOAN LOSS ALLOWANCE ANALYSIS. The following table sets forth an analysis of the Company's allowance for loan losses for the periods indicated.


                                            Three Months Ended
                                             MAR 31,    MAR 31,
                                               2002       2001
                                           ----------  ----------
                                           (Dollars in Thousands)

Balance at Beginning of Period               $6,547     $5,655
Charge-offs:

  Commercial Loans                               20          -
  Multi-family Loans                              -          -
  Commercial Real Estate Loans                  240        271
  Construction Loans                              -          -
  Commercial/Municipal Leases                     -          -
  Mortgage Loans                                 49          -
  Consumer                                       66        103
                                             ------     ------
  Charge-offs Total                             375        374

Recoveries:

  Commercial Loans                                2          -
  Multi-family Loans                              -          -
  Commercial Real Estate Loans                    -          -
  Construction Loans                              -          -
  Commercial/Municipal Leases                     -          -
  Mortgage Loans                                  -          -
  Consumer                                        4         14
                                             ------     ------
  Recoveries Total                                6         14
                                             ------     ------
  Net Charge-offs                               369        360


Additions Charged to Operations                 472        250
                                             ------     ------
Balance at End of Period                     $6,650     $5,545
                                             ======     ======
Ratio of Net Charge-offs During
  the Period to Average Loans
  Outstanding During the Period                0.07%      0.07%

Ratio of Allowance for Loan
  Losses to Non-performing Loans               9.62x      1.52x

Ratio of Allowance for Loan
  Losses to Total Outstanding Loans            1.27%      1.07%



Net interest income after provision for loan losses increased $698,000, or 16% to $5,130,000 for the three month period ended March 31, 2002, as compared to $4,432,000 for the three month period March 31, 2001.

Non-interest income for the first quarter of 2002 increased 11% to $1,236,000, as compared to $1,118,000 for the same period in 2001. Included in non-interest income for the first quarter of 2001 was a $407,000 gain on sale of mortgage loans. Without the gain on sale for the first quarter of 2001, the first three months' non-interest income in 2002 increased 74% over that of the same period in 2001. Loan prepayment fees increased 902% to $461,000 compared to $46,000 for the first quarter of 2001. Loan charges and servicing fees increased $20,000. Mortgage banking fees decreased $26,000, mostly due to a slow down in refinancing activity. Deposit related charges and fees increased $41,000, mostly from the introduction of check imaging in midyear 2001 and increased activity charges on a growing commercial deposit base. Gain on sale of investments increased $105,000. For the first quarter of 2001, the Company incurred a $31,000 loss on sale of investments. Other income decreased $30,000 mainly due to the termination of a credit card processing relationship in early 2002.

Non-interest expense for the first three months of 2002 increased 16% to $3,818,000, as compared to $3,292,000 for the same period in 2001. Compensation and benefits increased $334,000. Full time equivalent staff as of March 31, 2002 was 135.5 compared to 126 as of March 31, 2001. Group medical insurance increased $148,000 based on maximum liability accrual. Commissions and incentives decreased $145,000. Data processing expenses increased $42,000 mainly due to a change in item processor, toward the middle part of the first quarter in 2001. Advertising expense increased $60,000. Planning and identifying advertising strategies were mostly done in the first quarter of 2001, while implementation of additional retail strategies started in 2002. Other real estate owned expenses increased $203,000, which included legal expenses in foreclosure proceedings and back taxes for the commercial real estate property. Amortization of intangibles increased $19,000 as a result of the Company retaining the servicing on a portion of the loan portfolio sold at the end of the first quarter 2001.

Income tax expense increased $112,000 to $935,000 for the three months ended March 31, 2002, compared to $823,000 for the same period in 2001.


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

The Company has been setting floors on its non-retail adjustable rate loans as a protection in a falling rate environment since the introduction of that type of product to its loan mix. On October 9, 2001, the Company entered into an Interest Rate Cap Agreement with Morgan Keegan for a notional amount of $10 million for three years, against the 91 day Treasury Bill rate, at the strike rate of 4.50%. The Company paid a fixed amount of $113,000 covering the entire 3-year agreement. A weekly weighted average calculation will be used to determine Morgan Keegan's position and will be liable for the difference when the 91 day Treasury Bill rate exceeds 4.50%. The Company believes that the move will help cushion the impact of rising rates, particularly on the High Yield Money Market account that is indexed to the weekly 91 day Treasury Bill auction. The derivative instrument is recorded at its fair value or the change in fair value of the derivative is included in interest expense.

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


                            MARCH 31, 2002


   Change in                                        Percent Change in
 Interest Rates            Percent Change in        MV of Portfolio
  (basis points)          Net Interest Income            Equity
----------------         ---------------------     -------------------
     +200                          1%                      -7%

     +100                          1                       -4

        0                          0                        0

     -100                         -1                       +5

     -200                         -1                       +8





                            MARCH 31, 2001


   Change in                                        Percent Change in
 Interest Rates            Percent Change in        MV of Portfolio
  (basis points)          Net Interest Income            Equity
----------------         ---------------------     -------------------
     +200                         -4%                      -6%

     +100                         -2                       -3

        0                          0                        0

     -100                         +2                       +3

     -200                         +4                       +6



The following table presents the Company's cumulative gap position as of the dates indicated:

                           MARCH 31, 2002             MARCH 31, 2001
                           ---------------            --------------
(Dollars in Thousands)

      91 days                  $ 7,547                   ($ 5,671)
     183 days                  $ 5,365                   ($24,104)
     365 days                 ($ 6,379)                  ($79,557)



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






RECENT REGULATORY DEVELOPMENTS

On October 26, 2001, President Bush signed into law the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (the "USA PATRIOT Act"). Among its other provisions, the USA PATRIOT Act requires each financial institution: (i) to establish an anti-money laundering program; (ii) to establish due diligence policies, procedures and controls with respect to its private banking accounts and correspondent banking accounts involving foreign individuals and certain foreign banks; and (iii) to avoid establishing, maintaining, administering, or managing correspondent accounts in the United States for, or on behalf of, foreign banks that do not have a physical presence in any country. The USA PATRIOT Act also requires the Secretary of the Treasury to prescribe, by regulations to be issued jointly with the federal banking regulators and certain other agencies, minimum standards that financial institutions must follow to verify the identity of customers, both foreign and domestic, when a customer opens an account. In addition, the USA PATRIOT Act contains a provision encouraging cooperation among financial institutions, regulatory authorities and law enforcement authorities with respect to individuals, entities and organizations suspected of engaging in terrorist acts or money laundering activities.

During the first quarter of 2002, the Financial Crimes Enforcement Network (FinCEN), a bureau of the Department of the Treasury, issued proposed and interim regulations as mandated by the USA PATRIOT Act that would: (i) prohibit certain financial institutions from providing correspondent accounts to foreign shell banks; (ii) require such financial institutions to take reasonable steps to ensure that correspondent accounts provided to foreign banks are not being used to indirectly provide banking services to foreign shell banks; (iii) require certain financial institutions that provide correspondent accounts to foreign banks to maintain records of the ownership of such foreign banks and their agents in the United States; (iv) require the termination of correspondent accounts of foreign banks that fail to turn over their account records in response to a lawful request from the Secretary of the Treasury or the Attorney General; and (v) encourage information sharing among financial institutions and federal law enforcement agencies to identify, prevent, deter and report money laundering and terrorist activity. To date, it has not been possible to predict the impact the USA PATRIOT ACT and its implementing regulations may have on the Company or the Bank in the future.


NEW ACCOUNTING PRONOUNCEMENTS

In 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations," which requires that all business combinations be accounted for under a single method, the purchase method. Use of the pooling-of-interests method is no longer permitted. SFAS No. 141 requires that the purchase method be used for business combinations initiated after June 30, 2001. Since this accounting standard applies to business combinations initiated after June 30, 2001, it will have no effect on the Company's financial statements unless the Company enters into a business combination transaction.

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


ITEM 2.  CHANGES IN SECURITIES
         None


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
         None


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         None


ITEM 5.  OTHER INFORMATION
         None


ITEM 6.  EXHIBITS AND REPORTS

         (a)   Reports on Form 8-K

          A report on Form 8-K was filed on January 29, 2002 to report under
          Item 5 the Company's earnings for the fourth quarter of 2001.

          A report on Form 8-K was filed on January 29, 2002 to report under
          Item 5 the expansion of the stock repurchase program.

          A report on Form 8-K was filed on February 26, 2002 to report under
          Item 5 the declaration of a regular quarterly dividend.

          A report on Form 8-K was filed on March 29, 2002 to report under
          Item 5 the completion of the 23rd stock repurchase program and the announcement of the 24th stock repurchase program.




                             SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



COVEST BANCSHARES, INC.



DATED: APRIL 23, 2002






BY:     /s/ JAMES L. ROBERTS
        JAMES L. ROBERTS
        PRESIDENT AND
        CHIEF EXECUTIVE OFFICER






BY:     /s/ PAUL A. LARSEN
        PAUL A. LARSEN
        EXECUTIVE VICE PRESIDENT,
        TREASURER AND
        CHIEF FINANCIAL OFFICER