Form 10-Q
period 2002-06-30
COVEST BANCSHARES INC
filed 2002-07-23
CIK 885694

UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, D.C.  20549
                  -----------------------------

                            FORM 10-Q

        Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934


For the Quarterly Period Ended          Commission File Number
       June 30, 2002                          0-20160

                  -----------------------------

                    COVEST BANCSHARES, INC.
     (Exact name of registrant as specified in its charter)


          Delaware                           36-3820609
(State or other jurisdiction       (I.R.S. Employer Identification
     of incorporation or                      Number)
        organization)

749 Lee Street, Des Plaines, Illinois               60016
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

                    Yes  --X--            No  -----

As of July 23, 2002, the Registrant had issued and outstanding 4,403,803 shares of the Registrant's Common Stock. In addition, it had also repurchased 906,928 shares which were being held as treasury stock and 81,477 shares which were being held as unallocated ESOP shares.

                         COVEST BANCSHARES, INC.


                            Table of Contents


PART I.   FINANCIAL INFORMATION (UNAUDITED)                   PAGE NO.


          Item 1.   Financial Statements                         3


          Item 2.   Management's Discussion and
                    Analysis of Financial Condition and
                    Results of Operations                       15


PART II.  OTHER INFORMATION


          Item 1.   Legal Proceedings                           30


          Item 2.   Changes in Securities                       30


          Item 3.   Defaults upon Senior Securities             30


          Item 4.   Submission of Matters to a Vote of
                    Security Holders                            30

          Item 5.   Other Information                           30


          Item 6.   Exhibits and Reports                        31


          Form 10-Q Signatures                                  32















PART 1.   FINANCIAL INFORMATION
Item 1.   Consolidated Financial Statements
          (Unaudited)


COVEST BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Unaudited)

(Dollars in thousands, except
 per share data)

                                             JUNE 30, 2002        DEC 31, 2001
ASSETS                                       -------------        ------------
------------
CASH ON HAND AND IN BANKS                        $ 13,376            $  6,552

INTEREST BEARING DEPOSITS                          16,480                  21
                                                 --------            --------
   Cash and Cash Equivalents                       29,856               6,573

SECURITIES:
   Securities Available-for-Sale                   55,354              40,897
   Mortgage-Backed and Related
      Securities Available-for-Sale                 3,012               3,948
   Federal Home Loan Bank and
      Federal Reserve Bank Stock                    7,504               7,319
                                                 --------            --------
TOTAL SECURITIES                                   65,870              52,164

LOANS RECEIVABLE:
   Commercial Loans                                51,786              47,024
   Multi-Family Loans                             225,955             223,613
   Commercial Real Estate Loans                    72,300              79,443
   Construction Loans                              47,379              58,796
   Commercial/Municipal Leases                      1,121               1,778
   Mortgage Loans                                  55,598              58,175
   Consumer Loans                                  42,382              46,273
   Mortgage Loans Held for Sale                       869               1,065
                                                 --------            --------
      TOTAL LOANS RECEIVABLE                      497,390             516,167
   Allowance for Loan Losses                     (  6,650)            ( 6,547)
                                                 --------            --------
LOANS RECEIVABLE, NET                             490,740             509,620

ACCRUED INTEREST RECEIVABLE                         2,923               3,281
PREMISES AND EQUIPMENT                              9,241               9,466
OTHER REAL ESTATE OWNED                               746                 661
GOODWILL                                            1,235               1,338
MORTGAGE SERVICING RIGHTS                             177                 222
OTHER ASSETS                                        3,459               2,404
                                                 --------            --------
TOTAL ASSETS                                     $604,247            $585,729
                                                 ========            ========




See accompanying notes to unaudited consolidated financial statements



COVEST BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (Continued)
(Unaudited)

(Dollars in thousands, except per share data)

                                             JUNE 30, 2002        DEC 31, 2001
                                             -------------        ------------
LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
LIABILITIES:
   Deposits:
      Non-Interest Bearing                       $ 34,376            $ 30,993
      Interest Bearing Checking                    30,588              29,339
      Savings Accounts                             74,210              52,141
      Money Market Accounts                        98,339             113,864
      Certificates of Deposit                     172,898             172,055
      Jumbo CDs                                     2,831              11,834
      Purchased CDs                                55,963              45,776
                                                  -------             -------
                                                  469,205             456,002
   Short-Term Borrowings and Securities
      Sold U/A to Repurchase                       27,217              29,425
   Long-Term Advances from Federal
      Home Loan Bank                               49,000              44,000
   Advances from Borrowers for Taxes and
      Insurance                                     5,599               4,865
   Accrued Expenses and Other Liabilities           6,701               6,286
                                                  -------             -------
TOTAL LIABILITIES                                 557,722             540,578

STOCKHOLDERS' EQUITY:
   Common Stock, par value $.01 per share;
      7,500,000 authorized shares; 4,403,803
      shares issued at 6/30/02 and 12/31/01
      respectively                                     44                  44
   Additional Paid-in Capital                      18,325              17,268
   Retained Earnings                               44,090              41,360
   Treasury Stock, 906,928 shares and
      965,580 shares, held at cost 6/30/02
      and 12/31/01, respectively                  (15,407)            (14,290)
   Unearned ESOP shares                            (1,450)                  -
   Accumulated Other Comprehensive Income             923                 769
                                                 --------            --------
TOTAL STOCKHOLDERS' EQUITY                         46,525              45,151
                                                 --------            --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY       $604,247            $585,729
                                                 ========            ========




See accompanying notes to unaudited consolidated financial statements







COVEST BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Unaudited)
(Dollars in thousands, except per             THREE MONTHS ENDED    SIX MONTHS ENDED
 share data)                                   JUNE 30,  JUNE 30,  JUNE 30,  JUNE 30,
                                                 2002      2001      2002      2001
INTEREST INCOME                                -------   -------   -------   -------
   Loans and Leases Receivable                 $ 8,301   $ 9,685   $17,282   $20,181
   Mortgage-Backed and Related Securities           52        95       114       225
   Taxable Securities                              493       478       907       890
   Tax Exempt Securities                            63        92       126       184
   Other Interest and Dividend Income              192       403       312       591
                                               -------   -------   -------   -------
   Total Interest Income                         9,101    10,753    18,741    22,071
INTEREST EXPENSE
   Deposits                                      3,191     5,113     6,433    10,697
   Advances from Federal Home Loan Bank            711       703     1,415     1,574
   Other Borrowed Funds                             59       124       150       305
                                               -------   -------   -------   -------
   Total Interest Expense                        3,961     5,940     7,998    12,576
                                               -------   -------   -------   -------
NET INTEREST INCOME                              5,140     4,813    10,743     9,495
   Provision for Loan Losses                       164       250       636       500
                                               -------   -------   -------   -------
NET INTEREST INCOME AFTER PROVISION FOR
   LOAN LOSSES                                   4,976     4,563    10,107     8,995
NON-INTEREST INCOME
   Loan Charges and Servicing Fees                 218       270       441       473
   Loan Prepayment Fees                            494       292       956       338
   Mortgage Banking Fees                           137       203       268       360
   Deposit Related Charges and Fees                308       294       606       552
   Gain/(Loss) on Sale of Securities/Loans           -        (1)       74       375
   Insurance and Annuity Commissions                 7        31        23        46
   Other                                            89        58       121       121
                                               -------   -------   -------   -------
   Total Non-Interest Income                     1,253     1,147     2,489     2,265
NON-INTEREST EXPENSE
   Compensation and Benefits                     1,849     1,650     3,737     3,205
   Commissions and Incentives                      145       285       338       622
   Occupancy and Equipment                         472       470       957       959
   Federal Deposit Insurance Premium                20        21        40        44
   Data Processing                                 266       280       526       498
   Advertising                                     204       255       410       401
   Other Real Estate Owned                          73        83       273        80
   Amortization of Goodwill                         51        51       103       102
   Amortization of Mortgage Servicing Rights        18        28        44        35
   Other                                           475       536       964     1,005
                                               -------   -------   -------   -------
   Total Non-Interest Expense                    3,573     3,659     7,392     6,951
                                               -------   -------   -------   -------
INCOME BEFORE INCOME TAXES                       2,656     2,051     5,204     4,309
Income Tax Provision                              (976)     (739)   (1,911)   (1,562)
                                               -------   -------   -------   -------
NET INCOME                                     $ 1,680   $ 1,312   $ 3,293   $ 2,747
                                               =======   =======   =======   =======
Basic Earnings per Share                         $0.49     $0.34     $0.96     $0.71
Diluted Earnings per Share                       $0.47     $0.33     $0.91     $0.70

Comprehensive Income                           $ 1,976   $ 1,397   $ 3,447   $ 3,317

See accompanying notes to unaudited consolidated financial statements

COVEST BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in thousands)                                   SIX MONTHS ENDED
                                                        JUNE 30,     JUNE 30,
                                                          2002         2001
OPERATING ACTVITIES                                    --------    ---------
   Net Income                                          $ 3,293      $ 2,747
   Adjustments to Reconcile Net Income to
    Net Cash from Operating Activities
   Depreciation and Amortization of
        Premises and Equipment                             450          421
   ESOP Compensation Expense                                50            -
   Provision for Loan Losses                               636          500
   Net Gain on Sales of
        Securities/Loans                                   (74)        (375)
   Federal Home Loan Bank Stock Dividend                  (185)        (241)
   Change In:
     Prepaid Expenses and Other Assets                    (907)        (249)
     Accrued Interest Receivable                           358          710
     Accrued Expenses and Other Liabilities              1,071        1,360
                                                     ---------    ---------
NET CASH FROM OPERATING ACTIVITIES                       4,692        4,693

CASH FLOWS FROM INVESTING ACTIVITIES
   Loan Originations, Net of Principal
     Payments                                           (1,924)     (33,203)
   Proceeds from Sale of Loans                          20,083       54,547
   Principal Payments on Mortgage-Backed
     and Related Securities                                968        1,174
   Purchases of Securities                             (32,146)     (40,444)
   Proceeds from Sales and Maturities
     of Securities                                      17,930       31,223
   Purchase of Office Properties and
     Equipment                                            (225)        (161)
                                                     ---------    ---------
NET CASH FROM INVESTING ACTIVITIES                       4,686       13,136

CASH FLOWS FROM FINANCING ACTIVITIES
   Net Increase in Deposits                             13,203        4,240
   Borrowings                                            5,000        1,470
   Repayment of Borrowings                              (2,208)     (18,520)
   Net Increase in Mortgage
     Escrow Funds                                          734           40
   Purchase of Common Stock Net of Proceeds
     from Exercise of Stock Options                     (2,261)      (1,377)
   Dividend Paid                                          (563)        (614)
                                                     ---------    ---------
NET CASH FROM FINANCING ACTIVITIES                      13,905      (14,761)
                                                     ---------    ---------
NET INCREASE IN CASH AND CASH EQUIVALENTS               23,283        3,068

CASH AND CASH EQUIVALENTS, BEGINNING                     6,573       10,522
                                                     ---------    ---------
CASH AND CASH EQUIVALENTS, ENDING                      $29,856      $13,590
                                                     =========    =========


See accompanying notes to unaudited consolidated financial statements

COVEST BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(Unaudited)
(Dollars in thousands)

Three months ended JUNE 30, 2002 and 2001

                                    COMMON
                                    STOCK AND                                     ACCUMULATED
                                    ADDITIONAL                           UNEARNED OTHER
                                    PAID-IN        RETAINED   TREASURY   ESOP     COMPREHENSIVE
                                    CAPITAL        EARNINGS     STOCK    SHARES   INCOME/(LOSS)    TOTAL
----------------------------------------------------------------------------------------------------------
Balance at December 31, 2000          $17,545       $36,783   ($6,244)        -        ($50)      $48,034

Net Income                                            2,747                                         2,747

Change in Unrealized Gain on
  Securities Available-for-Sale,
  Net of Taxes                                                                          570           570
                                                                                                  -------
       Comprehensive Income                                                                         3,317

Cash Dividends ($.16 per share)                        (614)                                         (614)

Purchase of Treasury Stock                                     (1,205)                             (1,205)

Treasury Stock Reissued in
  Conjunction with Stock Option
  Exercises                              (443)                    112                                (331)

Tax Benefits Related to Employee
  Stock Option Plans                      159                                                         159
-----------------------------------------------------------------------------------------------------------

Balance at June 30, 2001              $17,261       $38,916   ($7,337)        -        $520       $49,360
===========================================================================================================

Balance at December 31, 2001          $17,312       $41,360  ($14,290)        -        $769       $45,151

Net Income                                            3,293                                         3,293

Change in Unrealized Gain on
  Securities Available-for-Sale,
  Net of Taxes                                                                          154           154
                                                                                                    -----
       Comprehensive Income                                                                         3,447

Cash Dividends ($.16 per share)                        (563)                                         (563)

Purchase of Treasury Stock                                     (5,053)                             (5,053)

Treasury Stock Reissued in
  Conjunction with Stock Option
  Exercises and ESOP Plan                 356                   3,936    (1,500)                    2,792

Release of ESOP Shares                                                       50                        50

Tax Benefits related to Employee
  Stock Option Plans                      701                                                         701
----------------------------------------------------------------------------------------------------------

Balance at June 30, 2002              $18,369       $44,090  ($15,407)  ($1,450)       $923       $46,525
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

                                                               THREE MONTHS ENDED
                                     -------------------------------------------------------------------
                                                JUNE 30, 2002                     JUNE 30, 2001
                                     --------------------------------- ---------------------------------
                                        AVERAGE                AVERAGE    AVERAGE             AVERAGE
                                        BALANCE   INTEREST   YIELD/COST   BALANCE  INTEREST  YIELD/COST
                                       --------   --------   ----------   -------  --------  ----------
INTEREST EARNING ASSETS:
  Commercial Loans(A)(B)               $ 53,045    $   784      5.91%    $ 37,564   $   707     7.53%
  Multi-Family Loans(A)(B)              226,610      3,465      6.12      185,345     3,614     7.80
  Commercial Real Estate Loans(A)(B)     78,944      1,407      7.13       84,036     1,729     8.23
  Construction Loans(A)(B)               48,437        865      7.14       51,603     1,285     9.96
  Commercial/Muni Leases(B)               1,288         20      6.21        3,594        55     6.12
  Mortgage Loans(A)(B)                   55,439      1,036      7.47       63,677     1,248     7.84
  Consumer Loans (A)                     43,273        725      6.70       49,276     1,047     8.50
  Securities                             47,177        588      4.99       42,735       618     5.78
  Mortgage-Backed and Related
    Securities                            2,906         52      7.16        5,366        95     7.08
  Equity Investments                      9,405        121      5.15        8,268       121     5.85
  Other Investments                      17,686         71      1.61       26,814       282     4.21
                                       --------    -------      ----     --------   -------     ----
Total Interest-Earning Assets          $584,210    $ 9,134      6.25%    $558,278   $10,801     7.74%
Non-Interest Earning Assets              19,613                            18,736
                                       --------                          --------
  TOTAL ASSETS                         $603,823                          $577,014
                                       ========                          ========
INTEREST-BEARING LIABILITIES:
  Interest-Bearing Checking            $ 30,349    $   101      1.33%    $ 23,952   $    81     1.35%
  Savings                                69,520        434      2.50       43,137       269     2.49
  Money Market                          101,601        440      1.73      119,506     1,091     3.65
  Certificates of Deposits              170,067      1,642      3.86      171,830     2,573     5.99
  Jumbo CDs                               3,673         22      2.40        9,619       141     5.86
  Purchased CDs                          62,327        552      3.54       60,746       958     6.31
  FHLB Advances                          67,000        711      4.25       45,000       703     6.25
  Other Borrowed Funds                   10,260         59      2.30       12,095       124     4.10
                                      ---------    -------      ----     --------   -------     ----
Total Interest-Bearing Liabilities     $514,797    $ 3,961      3.08%    $485,885   $ 5,940     4.89%
Non-Interest Bearing Deposits            32,014                            27,350
Other Liabilities                        11,002                            14,869
                                      ---------                          --------
TOTAL LIABILITIES                      $557,813                          $528,104

Stockholders' Equity                     46,010                            48,910
                                       --------                          --------
TOTAL LIABILITIES AND
   STOCKHOLDERS' EQUITY                $603,823                          $577,014
                                       ========                          ========
NET INTEREST INCOME                                $ 5,173                          $ 4,861
                                                   =======                          =======
NET INTEREST RATE SPREAD (C)                                    3.17%                           2.85%
                                                                ====                            ====
NET INTEREST MARGIN (D)                                         3.54%                           3.48%
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

                                                                 SIX MONTHS ENDED
                                     -------------------------------------------------------------------
                                                JUNE 30, 2002                    JUNE 30, 2001
                                     --------------------------------- ---------------------------------
                                        AVERAGE                AVERAGE    AVERAGE             AVERAGE
                                        BALANCE   INTEREST   YIELD/COST   BALANCE  INTEREST  YIELD/COST
                                       --------   --------   ----------   -------  --------  ----------
INTEREST EARNING ASSETS:
  Commercial Loans(A)(B)               $ 51,869    $ 1,537      5.93%    $ 37,652   $ 1,475     7.83%
  Multi-Family Loans(A)(B)              228,432      7,284      6.38      179,832     7,067     7.86
  Commercial Real Estate Loans(A)(B)     80,067      2,907      7.26       81,515     3,350     8.22
  Construction Loans(A)(B)               51,578      1,894      7.34       50,148     2,518    10.04
  Commercial/Muni Leases(B)               1,449         44      6.07        4,198       126     6.00
  Mortgage Loans(A)(B)                   56,491      2,130      7.54       88,710     3,436     7.75
  Consumer Loans (A)                     44,121      1,485      6.73       50,383     2,209     8.77
  Securities                             43,354      1,099      5.07       39,620     1,169     5.90
  Mortgage-Backed and Related
    Securities                            3,112        114      7.33        6,481       225     6.94
  Equity Investments                      9,267        237      5.11        8,235       246     5.97
  Other Investments                       9,393         75      1.60       15,953       345     4.33
                                       --------    -------      ----     --------   -------     ----
Total Interest-Earning Assets          $579,133    $18,806      6.49%    $562,727   $22,166     7.88%
Non-Interest Earning Assets              19,135                            18,307
                                       --------                          --------
  TOTAL ASSETS                         $598,268                          $581,034
                                       ========                          ========
INTEREST-BEARING LIABILITIES:
  Interest-Bearing Checking            $ 29,860    $   198      1.33%    $ 23,409   $   145     1.24%
  Savings                                63,985        794      2.48       42,756       529     2.47
  Money Market                          105,111        904      1.72      120,768     2,552     4.23
  Certificates of Deposits              170,276      3,416      4.01      168,851     5,117     6.06
  Jumbo CDs                               6,366         84      2.64        9,433       286     6.06
  Purchased CDs                          55,676      1,037      3.73       64,016     2,068     6.46
  FHLB Advances                          66,088      1,415      4.28       50,359     1,574     6.25
  Other Borrowed Funds                   13,009        150      2.32       12,799       305     4.79
                                      ---------    -------      ----     --------   -------     ----
Total Interest-Bearing Liabilities     $510,371    $ 7,998      3.13%    $492,391   $12,576     5.11%
Non-Interest Bearing Deposits            31,553                            25,911
Other Liabilities                        10,536                            14,140
                                      ---------                          --------
TOTAL LIABILITIES                      $552,459                          $532,442

Stockholders' Equity                     45,809                            48,592
                                       --------                          --------
TOTAL LIABILITIES AND
   STOCKHOLDERS' EQUITY                $598,268                          $581,034
                                       ========                          ========
NET INTEREST INCOME                                $10,808                          $ 9,590
                                                   =======                          =======
NET INTEREST RATE SPREAD (C)                                    3.36%                           2.77%
                                                                ====                            ====
NET INTEREST MARGIN (D)                                         3.73%                           3.41%
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

The results of operations and other data for the three-month and six-month periods ended June 30, 2002 are not necessarily indicative of results that may be expected for the entire year ending December 31, 2002.

In the opinion of management, the unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial information of CoVest Bancshares, Inc. (the "Company"), including its wholly owned subsidiary, CoVest Banc (the "Bank").

Certain amounts in prior consolidated financial statements have been reclassified to conform to the June 30, 2002 presentation.


(2) Nature of Operations

The Company is a bank holding company organized under the laws of the state of Delaware. It provides a full line of financial services to customers within six counties in northeast Illinois from its three branch locations.

A reconciliation of the numerators and denominators for earnings per common share dilution computations for the three month periods ended June 30, 2002 and 2001 are presented below: (dollars and shares in thousands)


                                           Three Months Ended June 30,
                                        --------------------------------
                                               2002            2001
                                               ----            ----
Earnings per share:
  Net Income                                 $1,680          $1,312
  Weighted average common shares
    outstanding                               3,432           3,832
                                              -----           -----
  Basic earnings per share                    $0.49           $0.34
                                              =====           =====

Earnings per share assuming dilution:
  Net Income                                 $1,680          $1,312
  Weighted average common shares
    outstanding                               3,432           3,832

  Add: dilutive effect of assumed
         exercises of stock options             169              89
                                              -----           -----
  Weighted average common and dilutive
    potential common shares outstanding       3,601           3,921
                                              =====           =====
  Diluted earnings per share                  $0.47           $0.33
                                              =====           =====

A reconciliation of the numerators and denominators for earnings per common share dilution computations for the six month periods ended June 30, 2002 and 2001 are presented below: (dollars and shares in thousands)


                                           Six Months Ended June 30,
                                        --------------------------------
                                               2002            2001
                                               ----            ----
Earnings per share:
  Net Income                                 $3,293          $2,747
  Weighted average common shares
    outstanding                               3,440           3,851
                                              -----           -----
  Basic earnings per share                    $0.96           $0.71
                                              =====           =====

Earnings per share assuming dilution:
  Net Income                                 $3,293          $2,747
  Weighted average common shares
    outstanding                               3,440           3,851

  Add: dilutive effect of assumed
         exercises of stock options             165              75
                                              -----           -----
  Weighted average common and dilutive
    potential common shares outstanding       3,605           3,926
                                              =====           =====
  Diluted earnings per share                  $0.91           $0.70
                                              =====           =====

At June 30, 2002, no options to purchase shares were excluded in the computation of diluted earnings per share because all of the options' exercise prices were lower than the average market price of the common stock. At June 30, 2001, options to purchase 305,000 shares were not included in the computation of diluted earnings per share because the options' exercise prices were greater than the average market price of the common stock and were therefore, antidilutive.


(3) Stock Repurchase Program

The following table summarizes the Company's stock repurchase programs.

                                                           Average
                   Date          Date      # of Shares    Price per
    Program#     Announced     Completed   Repurchased      Share
    ========     =========     =========   ===========    =========
      24th        3/29/02       6/18/02       100,000       $21.32
      25th        6/18/02          -            5,476       $22.04

The Company repurchased 105,476 shares in the second quarter of 2002.

The Company announced its 25th stock repurchase program on June 18, 2002, enabling the Company to repurchase 100,000 shares of its outstanding common stock.


(4) Cash Dividend

The regular quarterly dividend for the second quarter of 2002 was paid at $.08 per share. The same quarterly dividend was paid for the second quarter of 2001.

(5) Regulatory Capital Requirements

Pursuant to the Financial Institutions Reform, Recovery and Enforcement Act of 1989 ("FIRREA"), as implemented by regulations promulgated by the Office of the Comptroller of the Currency (the "OCC"), national banks must meet three separate minimum capital requirements. The following table summarizes, as of June 30, 2002, the Company's and Bank's capital requirements under FIRREA and their actual capital ratios. As of June 30, 2002, the Company and the Bank exceeded all current minimum regulatory capital requirements.


                                                                To Be Well
                                                             Capitalized Under
                                            For Capital      Prompt Corrective
                                Actual    Adequacy Purpose   Action Provisions
JUNE 30, 2002              Amount  Ratio   Amount Ratio       Amount   Ratio
==============              ------  ------  ------ ------     ------   -----
                                        (Dollars in Thousands)
Total Capital
(to Risk Weighted Assets)
   Company                   $49.5  12.3%    $32.1  8.0%       $40.1    10.0%
   Bank                       49.4  12.3      32.0  8.0         40.0    10.0
Tier I Capital
(to Risk Weighted Assets)
   Company                   $44.4  11.1%    $16.0  4.0%       $24.0     6.0%
   Bank                       44.3  11.1      16.0  4.0         24.0     6.0
Tier I Capital
(to Average Assets)
   Company                   $44.4   7.3%    $24.2  4.0%       $30.2     5.0%
   Bank                       44.3   7.4      24.0  4.0         30.0     5.0

Risk Weighted Assets (Company)  $400,832
Average Assets (Company)         603,823
Risk Weighted Assets (Bank)      400,274
Average Assets (Bank)            600,974


                                                                To Be Well
                                                             Capitalized Under
                                            For Capital      Prompt Corrective
                                Actual    Adequacy Purpose   Action Provisions
JUNE 30, 2001              Amount  Ratio   Amount Ratio      Amount   Ratio
==============              ------  ------  ------ ------    ------   -----
                                        (Dollars in Thousands)
Total Capital
(to Risk Weighted Assets)
   Company                   $52.5  13.0%    $32.3  8.0%       $40.4    10.0%
   Bank                       49.9  12.4      32.2  8.0         40.3    10.0
Tier I Capital
(to Risk Weighted Assets)
   Company                   $47.4  11.7%    $16.2  4.0%       $24.2     6.0%
   Bank                       44.8  11.1      16.1  4.0         24.2     6.0
Tier I Capital
(to Average Assets)
   Company                   $47.4   8.2%    $23.1  4.0%       $28.9     5.0%
   Bank                       44.8   7.8      22.9  4.0         28.6     5.0

Risk Weighted Assets (Company)  $404,008
Average Assets (Company)         577,014
Risk Weighted Assets (Bank)      402,623
Average Assets (Bank)            572,858

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

The costs, effects and outcomes of existing or future litigation.

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


FINANCIAL CONDITION
-------------------
Total assets increased by 3% to $604.2 million as of June 30, 2002, as compared to $585.7 million at December 31, 2001. Total liabilities increased by 3% to $557.7 million, as compared to $540.6 million as of December 31, 2001. Stockholders' equity increased by 3% to $46.5 million, as compared to $45.2 million as of December 31, 2001.

Cash and cash equivalents increased to $29.9 million at June 30, 2002 from $6.6 million at December 31, 2001. The change was from the increase in deposits and from the sale of multi-family loans in the latter part of April 2002. The funds will be used to pay off higher yielding purchased certificates of deposits and Federal Home Loan Bank term advances.

Securities increased by 26% to $65.9 million from $52.2 million as of December 31, 2001. U.S. government agencies increased 47% to $46.9 million from $31.9 million as of December 31, 2001. The issues consisted of Federal Home Loan Bank Multi-Step Agencies with maturities out to 5 years, callable semi-annually with coupon resets annually. Initial coupons range for 3.75% to 5.00%. Investments not used to secure public fund repurchase agreements and deposits will be sold as needed to fund higher yielding variable rate loans.

Net loans receivable decreased 4% to $490.7 million as of June 30, 2002, as compared to $509.6 million as of December 31, 2001. It has been the Company's strategy for the last year to concentrate on funding short-term adjustable rate loans to minimize our exposure to rising interest rates. Commercial loans increased to $51.8 million compared to $47.0 million as of December 31, 2001. Commercial real estate loans decreased to $72.3 million compared to $79.4 million as of December 31, 2001. Construction loans decreased to $47.4 million compared to $58.8 million as of December 31, 2001. The Company is not actively expanding its new construction lending, but still is funding prior commitments and expects to see an overall decrease in balances by year-end. Multi-family loans increased slightly to $226.0 million compared to $223.4 million as of December 31, 2001. The multi-family loan portfolio is comprised of adjustable rate loans with floors established upon origination. The Company continues to originate adjustable rate multi-family loans; however, prepayments with regular payments exceeded the originations. In April 2002, the Company sold $20.1 million of its multi-family loan portfolio to better position itself in an increasing rate environment. The sale consisted of 5-year adjustable rate loans where the rate is fixed for the first 5-year term and then reprice off the 5-year Treasury index for the next five years. There was no gain or loss on the transactions and the loans were sold at 7% pass-through until the next rate adjustment date. At the next rate adjustment date, the service fee will be set at .25% and the pass through rate will be adjusted accordingly. The gross coupon rates range from 7.25% to 9.625%. The overall average gross rate was 8.00%. The Company retains the servicing of the loans and a 50/50 split of the prepayment fee was negotiated for the life of the contract. Mortgage loans decreased to $55.6 million compared to $58.2 million as of December 31, 2001. Consumer loans decreased to $42.4 million compared to $46.3 million as of December 31, 2001.

Total deposits increased 3% to $469.2 million as of June 30, 2002, as compared to $456.0 million as of December 31, 2001. Savings deposits increased 42% to $74.2 million compared to $52.1 million as of December 31, 2001. The High Yield Money Market account decreased 14% to $98.3 million compared to $113.9 million as of December 31, 2001. The Company believes that the decrease in the High Yield Money Market account is caused by the decline in the 91-day Treasury Bill rate to which the account is indexed. The Company also believes that the decrease in the average High Yield Money Market account index rate to 1.72% caused the savings deposits to increase as the savings account rate remained at a fixed 2.50%. Non-interest bearing checking accounts and interest bearing checking accounts increased $3.4 million, or 11%, and $1.3 million, or 4%, respectively. The decrease in jumbo certificates of deposits by $9.0 million was offset by an increase in purchased certificates of deposit by $10.2 million. The Company had not purchased any out-of-market certificates of deposits since March 2002. Certificates of deposit remained at relatively the same level at $172.9 million.

Total borrowings increased 4% to $76.2 million compared to $73.4 million as of December 31, 2001. Short-term borrowings decreased $2.2 million. Included in short-term borrowings is a $2.2 million note incurred in connection with the Company's stock repurchase program. This borrowing will be repaid from the dividends from the Bank over the next several quarters. Long-term borrowings increased $5.0 million. An 18-month advance was taken in January 2002 to fund loan growth. Long-term borrowings consisted of FHLB Term Advances and are the primary source of funding subject to collateral availability.

Stockholders' equity totaled $46.5 million at June 30, 2002. The number of shares outstanding excluding unallocated Employee Stock Ownership Plan shares was 3,415,398 and the book value per common share outstanding was $13.62.

On February 22, 2002, the Employee Stock Ownership Plan purchased 81,477 shares of CoVest Bancshares, Inc. common stock, held in the Company's treasury, for an aggregate purchase price of $1,500,000, or $18.41 per share. A new loan, internally financed, in the amount of $1.5 million plus interest will be repaid over a period of fifteen years from earnings generated by the Company. $50,000 plus interest have been paid during the first six months of 2002.

The Company announced its 24th stock repurchase program on March 29, 2002, enabling the Company to repurchase 100,000 shares of its outstanding stock. The repurchase was completed on June 18, 2002. A total of 100,000 shares were repurchased at an average price of $21.32.

The Company announced its 25th stock repurchase program on June 18, 2002, enabling the Company to repurchase 100,000 shares of its outstanding stock. A total of 5,476 shares were repurchased at an average price of $22.04.

At June 30, 2002, the allowance for loan losses was $6.6 million as compared to $6.5 million as of December 31, 2001. The Company recognized net charge-offs of $533,000 and provided an additional $636,000 during the first six months of 2002. Management believes that the allowance for loan losses at June 30, 2002, was at a level adequate to absorb probable incurred losses on existing loans. However, there can be no assurance that such losses will not exceed estimated amounts.

At June 30, 2002, total non-performing loans amounted to $2,285,000, or 0.38% of total assets compared to $2,538,000, or 0.43% of total assets at December 31, 2001. A $1,540,000 motel property in Wisconsin that had been categorized as a non-accrual loan as of December 31, 2001, was foreclosed on and sold in April, 2002. An additional $240,000 of this loan was charged-off prior to its move to Other Real Estate Owned. A $1,426,000 multi-family loan was classified in non-accrual status in June 2002. The Company charged off $159,000 of this loan during the second quarter.

The Company had no impaired loans as of June 30, 2002.

Total Other Real Estate Owned increased to $746,000 at June 30, 2002 compared to $661,000 as of December 31, 2001. The properties represent one single-family property for $85,000 and an undeveloped commercial real estate property in Chicago for $661,000. The Company has received purchase contracts on both properties and expects no losses.


The following table sets forth the amounts and categories of non-performing loans and assets.

                                         JUNE 30, 2002     DEC 31, 2001
                                         -------------     ------------
                                            (Dollars in Thousands)
Non-accruing Loans:
  Commercial Loans                          $    -          $     -
  Multi-family Loans                         1,426                -
  Commercial Real Estate Loans                   -            1,540
  Construction Loans                             -               48
  Commercial/Municipal Leases                    -                -
  Mortgage Loans                               491              668
  Consumer                                      17               43
                                            ------           ------
  Total                                      1,934            2,299

Accruing Loans Delinquent 90 days or More:
  Commercial Loans                          $    -          $     -
  Multi-family Loans                             -                -
  Commercial Real Estate Loans                   -              100
  Construction Loans                             -                -
  Commercial/Municipal Leases                    -               20
  Mortgage Loans                               301              119
  Consumer                                      50                -
                                            ------           ------
  Total                                        351              239
                                            ------           ------
      Total Non-performing Loans            $2,285           $2,538


Other Real Estate Owned                        746              662
Other Repossessed Assets                         -                -
                                            ------           ------
      Total Non-performing Assets           $3,031           $3,200
                                            ======           ======
Total Non-performing Loans as
  a Percentage of Net Loans                   0.47%            0.50%
                                              ====             ====
Total Non-performing Assets as
  a Percentage of Total Assets                0.50%            0.55%
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

The Company's cash flows are a result of three principal activities: operating activities, investing activities and financing activities. Net cash provided by operating activities was $4.7 million, for the six months ended June 30, 2002. Net cash provided by investing activities was $4.7 million for the six months ended June 30, 2002. Net cash provided by financing activities was $13.9 million for the six months ended June 30, 2002.

The Company uses its liquidity to meet its ongoing commitments to fund maturing certificates of deposit and deposit withdrawals, repay borrowings, fund existing and continuing loan commitments, and pay operating expenses. At June 30, 2002, the Company has commitments to originate loans totaling $36 million and its customers had approved but unused lines of credit totaling $38 million. The Company considers its liquidity and capital resources to be adequate to meet its foreseeable short and long-term needs. The Company expects to be able to fund or refinance, on a timely basis, its material commitments and long-term liabilities.


SELECTED RATIOS
---------------
                                        THREE MONTHS ENDED    SIX MONTHS ENDED
                                          JUNE 30, JUNE 30,   JUNE 30, JUNE 30,
                                             2002     2001       2002     2001
                                           ------    -----     ------   ------
Annualized Return on Avg. Equity            14.61%   10.73%     14.38%   11.31%
Annualized Return on Avg. Equity (Core)*    14.61    10.73      14.38    10.28
Annualized Return on Avg. Assets             1.11     0.91       1.10     0.95
Annualized Return on Avg. Assets (Core)*     1.11     0.91       1.10     0.86
Book Value per Share                       $13.62   $12.92     $13.62   $12.92
Closing Market Price per Share             $22.46   $15.32     $22.46   $15.32

Earnings per Primary Share:
   Basic                                    $0.49    $0.34      $0.96    $0.71
   Basic (Core)*                            $0.49    $0.34      $0.96    $0.65
   Diluted                                  $0.47    $0.33      $0.91    $0.70
   Diluted (Core)*                          $0.47    $0.33      $0.91    $0.64

Net Interest Margin                          3.54%    3.48%      3.73%    3.41%
Ratio of Operating Expense to
   Average Total Assets, Annualized          2.37%    2.54%      2.47%    2.39%
Ratio of Net Interest Income to
   Non-Interest Expense                      1.44x    1.32x      1.45x    1.37x


* Core net income: Net income, adjusted for the after tax effect of the gain of sale of loans, that occurred in the first quarter of 2001.


RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2002 AND 2001
-----------------------------------------------------------------------------
Net income was $1,680,000 for the second quarter of 2002, up 28% over $1,312,000 for the same period in 2001. Basic earnings per share were $0.49, a 44% increase compared to $0.34 for the second quarter of 2001. Diluted earnings per share were $0.47, a 42% increase compared to $0.33 for the second quarter of 2001.

Return on average equity and return on average assets during the second quarter of 2002 were 14.61% and 1.11% respectively, compared to 10.73% and 0.91% for the second quarter in 2001.

The Company's efficiency ratio improved to 55.89% compared to 61.39% in the second quarter of 2001. The Company's goal is to maintain an efficiency ratio at lower than 56% for 2002.

Cash earnings (net income adjusted for the after tax impact of amortization of goodwill) for the second quarter of 2002 were $1,711,000, or $0.50 (basic) and $0.48 (diluted) earnings per share, compared to $1,343,000, or $0.35 (basic) and $0.34 (diluted) earnings per share for the same period in 2001.

Net interest income for the second quarter of 2002 increased $327,000, or 7% compared to the same period in 2001. The increase in net interest income can be attributed to the Company being in a liability sensitive position, where liabilities reprice faster than assets, in 2001 when rates were declining.
The net interest spread for the second quarter of 2002 was 3.17% compared to 2.85% for the same period in 2001. The weighted average yield on interest-earning assets was 6.25% for the second quarter of 2002, a decrease of 149 basis points compared to 7.74% in 2001. The weighted average cost of interest-bearing liabilities was 3.08% for the second quarter of 2002, a decrease of 181 basis points compared to 4.89% in 2001. The sale of the $54 million of the mortgage loan portfolio in March 2001 provided the Company with funds to payoff higher cost borrowings and afforded the Company the opportunity to price its deposits moderately. The increase in average non-interest bearing deposits by $4.7 million, or 17%, also contributed to this situation. Net interest margin was 3.54% for the second quarter of 2002 compared to 3.48% for the same period in 2001. The Company is currently asset sensitive.

The Company's total interest income (tax equivalent) on earning assets decreased 15% to $9,134,000 for the second quarter of 2002 compared to $10,801,000 for the same period in 2001. Average balance of interest earning assets increased 5% to $584.2 million for the second quarter of 2002 compared to $558.3 million for the same period in 2001. The Federal Reserve's rate reductions in 2001 caused a decrease in the Company's loan index rates and prompted prepayments in the loan portfolio, particularly in the multi-family loan portfolio, which is mostly comprised of adjustable rate loans with floors established upon origination. Loan costs associated with the sale of the $20.1 million from the multi-family loan portfolio amounted to $139,000. Loan costs associated with loan prepayments in the multi-family loan portfolio amounted to $78,000. Average yield earned on loans for the second quarter of 2002 was 6.55%, a 160 basis point decrease compared to 8.15% for the same period in 2001. Average yield earned on investment securities for the second quarter of 2002 was 5.12%, an 80 basis point decrease compared to 5.92% for the same period in 2001. Other investments, which is comprised of overnight investments, yielded 1.61% for the second quarter, a 260 basis point decrease compared to 4.21% in 2001. The increased volume of loans and investments partially offset the effect of the income reduction from falling interest rates.

It has been the Company's strategy for the last year to concentrate of funding short-term adjustable rate loans to minimize our exposure to rising interest rates. The Company sold $20.1 million of its multi-family loan portfolio in April 2002 to better position itself in an increasing rate environment. The sale consisted of 5-year adjustable rate loans where the rates are fixed for the first 5-year term and then reprice off the 5-year Treasury index for the next five years. The loans were sold at 7% pass through until the next rate adjustment date, where the service fee will be set at .25% and the pass through rate will be adjusted accordingly. The gross coupon rates range from 7.25% to 9.625%. The Company desires to originate prime based rate multi-family loans, as a result, payoffs from normal business have exceeded originations. The liquidity from the sale will enable the Company to price its deposits moderately. In July 2002, the Company prepaid a $6 million FHLB Term Advance maturing October 2002 at a rate of 2.39%.

Total interest expense decreased 33% to $3,961,000 for the second quarter of 2002 compared to $5,940,000 for the same period in 2001. The average cost of deposits was 2.92% for the second quarter of 2002, a 185 basis point decrease compared to 4.77% for same period of 2001. The average costs of certificates of deposit, jumbo CDs and purchased CDs reduced by 213, 346 and 277 basis points respectively. The sale of the $54 million in the mortgage loan portfolio in March 2001 provided liquidity and afforded the Company the opportunity to price its deposits moderately and lower than market. The average cost of borrowings decreased to 3.99%, a 180 basis point decrease
compared to 5.79% for the second quarter of 2001.   The cost of FHLB Term
Advances decreased by 200 basis points in the second quarter of 2002. The Company was able to pay off its higher cost advances in the early part of 2001 and took on advances in the latter part of 2001 when rates were lower.

The provision for loan losses was $164,000 for the second quarter of 2002, a 34% decrease compared to $250,000 for the same period in 2001. The Company provided for loan losses equal to net charge-offs for the second quarter of 2002.

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




LOAN LOSS ALLOWANCE ANALYSIS. The following table sets forth an analysis of the Company's allowance for loan losses for the periods indicated.

                                            THREE MONTHS ENDED
                                            JUNE 30,   JUNE 30,
                                              2002        2001
                                           ----------  ----------
                                           (Dollars in Thousands)

Balance at Beginning of Period               $6,650     $5,545
Charge-offs:

  Commercial Loans                                -          -
  Multi-family Loans                            159          -
  Commercial Real Estate Loans                    -          -
  Construction Loans                              -          -
  Commercial/Municipal Leases                     -          -
  Mortgage Loans                                  -          -
  Consumer                                       21         58
                                             ------     ------
  Charge-offs Total                             180         58

Recoveries:

  Commercial Loans                                8          -
  Multi-family Loans                              -          -
  Commercial Real Estate Loans                    -          -
  Construction Loans                              -          -
  Commercial/Municipal Leases                     -          -
  Mortgage Loans                                  -          -
  Consumer                                        8         15
                                             ------     ------
  Recoveries Total                               16         15
                                             ------     ------
  Net Charge-offs                               164         43


Additions Charged to Operations                 164        250
                                             ------     ------
Balance at End of Period                     $6,650     $5,752
                                             ======     ======
Ratio of Net Charge-offs During
  the Period to Average Loans
  Outstanding During the Period                0.03%      0.01%

Ratio of Allowance for Loan
  Losses to Non-performing Loans               2.91x      1.69x

Ratio of Allowance for Loan
  Losses to Total Outstanding Loans            1.34%     1.19%


Non-interest income increased $106,000, a 9% increase to $1,253,000 for the second quarter of 2002 compared to $1,147,000 for the same period in 2001. Loan prepayment fees increased $202,000, mostly from prepayments in the multi-family loan portfolio. Loan charges and servicing fees decreased $52,000, mostly due to a decrease in the investor servicing fees. The low interest rate environment continues to generate payoffs of mortgage loans. Document preparation fees decreased $27,000. Mortgage banking fees decreased $66,000 due to lower mortgage loan originations during the second quarter of 2002, compared to that in 2001. Deposit related charges and fees, and other income, remained relatively the same for both periods. The increase in non-interest bearing checking accounts was centered in corporate checking accounts. The increase in service fees on account analysis was offset by a decrease in NSF fees. Also included in other income for the second quarter of 2002 was $65,000 representing interest on 1992 and 1993 State of Illinois income tax refunds.

Non-interest expense decreased $86,000, a 2% decrease to $3,573,000 for the second quarter of 2002 compared to $3,659,000 for the same period in 2001. Compensation and benefits increased $199,000. Full time equivalent number of employees remained at 133 for both periods. Base compensation increased $43,000. Group medical insurance increased $126,000 due to the Company's accruing for maximum claims level. The Company incurred $25,000 for the principal payment of the ESOP loan. Commissions and incentives decreased $140,000 due to fewer mortgage loan originations. Advertising expense decreased $51,000. Professional fees decreased $51,000 mainly due to smaller legal expenses in the second quarter of 2002. Loan related expenses decreased $21,000. Other real estate owned related expenses decreased $10,000.

Income tax expense for the second quarter of 2002 increased $237,000 to $976,000, compared to $739,000 for the same period in 2001. The effective tax rate was 37% for the second quarter of 2002 and 36% for the second quarter of 2001.


RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2002 AND 2001
------------------------------------------------------------------------------
Net income increased $546,000, or 20%, to $3,293,000 for the first six months of 2002 compared to $2,747,000 for the same period in 2001. Basic earnings per share were $0.96, a 35% increase compared to $0.71 per share for the same period in 2001. Diluted earnings per share were $0.91, a 30% increase compared to $0.70 for the same period in 2001. Included in net income for 2001 was a $407,000 pretax gain on sale of single family mortgages. Core net income (net income adjusted for the after tax effect of the gain on sale of loans) was $2,498,000 for the first six months of 2001, or $0.65 (basic) and $0.64 (diluted) per share. Basic earnings and diluted earnings per share for the first six months of 2002 increased 48% and 42% respectively, as compared to the same period in 2001 on core earnings.

Return on average equity and return on average assets for the first six months of 2002, were 14.38% and 1.10% respectively, compared to 11.31% and 0.95% for the same period in 2001. Return on average equity and return on average assets for the first half of 2001, without the gain on sale of mortgage loans, were 10.28% and 0.86% respectively.

The Company's efficiency ratio improved to 55.86% compared to 59.11% for the first six months of 2001. The Company's goal is to maintain an efficiency ratio of below 56% for 2002.

Cash earnings (net income adjusted for the after tax impact of amortization of goodwill) for the first six months of 2002 were $3,355,000, or $0.98 (basic) and $0.93 (diluted) earnings per share, compared to $2,809,000, or $0.73 (basic) and $0.72 (diluted) earnings per share for 2001. Core cash earnings (net income, exclusive of the gain on sale of loans, adjusted for the after tax impact of amortization of goodwill) for the first six months of 2001, were approximately $2,560,000, or $0.66 (basic) and $0.65 (diluted) earnings per share.

Net interest income for the first six months of 2002 increased $1,248,000, or 13%, to $10,743,000 compared to $9,495,000 for the same period in 2001. Interest income decreased 15% while interest expense decreased 36% for the first six months of 2002 as compared to the same period in 2001. Average yield on average interest earning assets was 6.49%, a 139 basis point decrease from 7.88% for 2001. Average cost on interest bearing liabilities was 3.13%, a 198 basis point decrease from 5.11% for 2001. Net interest spread for the first six months of 2002 was 3.36% compared to 2.77% for the same period in 2001. Net interest margin was 3.73% for the first six months in 2002 compared to 3.41% in 2001. The increase in non-interest bearing deposits by $5.6 million, or 22%, contributed to the increase in interest margin.

The Company's total interest income (tax equivalent) on earning assets decreased 15% to $18,807,000 for the first six months of 2002 compared to $22,166,000 for the same period in 2001. The average balance of interest earning assets increased 3% for the first six months of 2002. The increase in loans was partially offset by a decrease in overnight investments. The Federal Reserve's interest rate cuts in 2001 caused a decrease in the Company's loan index rates. Average yield on loans decreased to 6.72%, a 148 basis point decrease compared to 2001. Average yield on investments in securities decreased to 5.20%, an 84 basis point decrease compared to that in 2001. Average yield on other investments, which is comprised of overnight investments, decreased to 1.60%, a 273 basis point decrease compared to 2001.

It has been the Company's strategy for the last year to concentrate of funding short-term adjustable rate loans to minimize our exposure to rising interest rates. The Company sold $20.1 million of its multi-family loan portfolio in April 2002 to better position itself in an increasing rate environment. The sale consisted of 5-year adjustable rate loans where the rates are fixed for the first 5-year term and then reprice off the 5-year Treasury index for the next five years. The loans were sold at 7% pass through until the next rate adjustment date, where the service fee will be set at .25% and the pass through rate will be adjusted accordingly. The gross coupon rates range from 7.25% to 9.625%. The Company desires to originate prime based rate multi-family loans, as a result, payoffs from normal business have exceeded originations. The liquidity from the sale will enable the Company to price its deposits moderately. In July 2002, the Company prepaid a $6 million FHLB Term Advance maturing October 2002 at a rate of 2.39%.

Total interest expense decreased 36% to $7,998,000 for the first six months of 2002 compared to $12,576,000 for the same period in 2001. The average balance of interest bearing deposits slightly increased by $2.0 million in the first six months of 2002 compared to the same period in 2001. The average cost of deposits decreased to 2.98%, a 200 basis point decrease from 4.98% for the same period in 2001. The average balance on the High Yield Money Market account decreased while the average balance on savings accounts increased. The Company believes that the decline in the 91-day Treasury Bill rate to which the account is indexed caused the decline in the High Yield Money Market Account. The Company also believes that consumers shifted their balances from the High Yield Money Market account that averaged 1.72% to savings accounts that remained fixed at 2.50%. The average balance of borrowings increased $15.9 million while the average cost of borrowings decreased to 3.96%, a 199 basis point decrease from the same period in 2001.

The provision for loan losses was $636,000 for the first six months in 2002 compared to $500,000 for the same period in 2001. The increase in the commercial loans and multi-family loans portfolio along with the net charge-offs of $533,000 prompted the Company to increase its provision for loan losses. Management believes that the allowance for loan losses at June 30, 2002, was at a level adequate to absorb probable incurred losses on existing loans. However, there can be no assurance that such losses will not exceed estimated amounts.

On a quarterly basis, management of the Company meets to review the adequacy of the Allowance for Loan Losses. Each loan officer grades his or her individual commercial credits and the Company's outsourced loan review function validates the officers' grades. In the event that loan review results in a downgrade of the loan, it is included in the allowance analysis at the lower grade. The grading system is in compliance with the regulatory classifications and the allowance is allocated to the loans based on the regulatory grading, except in instances where there are known differences (i.e. collateral value is nominal, etc.) Once the specific portion of the allowance is calculated, management then calculates a historical portion for each loan category based on loan loss history, current economic conditions and trends in the portfolio, including delinquencies and impairments. As a result of this analysis, management believes that the allowance for estimated losses on loans at June 30, 2002 was at a level adequate to absorb probable incurred losses on existing loans, although there can be no assurance that such losses will not exceed the estimated amounts.

LOAN LOSS ALLOWANCE ANALYSIS. The following table sets forth an analysis of the Company's allowance for possible loan losses for the periods indicated.

                                              SIX MONTHS ENDED
                                            JUNE 30,    JUNE 30,
                                               2002       2001
                                           ----------  ----------
                                           (Dollars in Thousands)

Balance at Beginning of Period               $6,547     $5,655
Charge-offs:

  Commercial Loans                               20          -
  Multi-family Loans                            159          -
  Commercial Real Estate Loans                  240        271
  Construction Loans                              -          -
  Commercial/Municipal Leases                     -          -
  Mortgage Loans                                 49          -
  Consumer                                       87        161
                                             ------     ------
  Charge-offs Total                             555        432

Recoveries:

  Commercial Loans                               10          -
  Multi-family Loans                              -          -
  Commercial Real Estate Loans                    -          -
  Construction Loans                              -          -
  Commercial/Municipal Leases                     -          -
  Mortgage Loans                                  -          -
  Consumer                                       12         29
                                             ------     ------
  Recoveries Total                               22         29
                                             ------     ------
  Net Charge-offs                               533        403


Additions Charged to Operations                 636        500
                                             ------     ------
Balance at End of Period                     $6,650     $5,752
                                             ======     ======
Ratio of Net Charge-offs During
  the Period to Average Loans
  Outstanding During the Period                0.10%      0.08%

Ratio of Allowance for Possible
  Loan Losses to Non-performing Loans          2.91x      1.69x


Non-interest income increased $224,000, or 10% for the first six months of 2002 compared to the same period in 2001. Core non-interest income, excluding the $407,000 gain on sale of loans in 2001 was $1,858,000. Non-interest income for the first six months of 2002 increased $631,000 compared to core non-interest income for the same period in 2001. Loan prepayment fees increased $618,000. Deposit related charges and fees increased $54,000. Net gain on sale of securities increased $106,000. In 2001, the Company had a $32,000 loss on the sale of securities. Loan charges and servicing fees decreased $32,000. Mortgage banking fees decreased $92,000. CoVest Investments income decreased $23,000. Other income was at the same level for the first six months of 2002 and 2001. NACC income decreased $60,000 as the credit card servicing relationship was terminated in February 2002. Other income increased $67,000, which included $65,000 representing partial interest on 1992 and 1993 State of Illinois income tax refund.

Non-interest expense increased $441,000, or 6%, for the first six months of 2002 compared to the comparable period in 2001. Compensation and benefits increased $532,000. Base compensation increased $140,000. Medical insurance increased $273,000 as the Company is accruing for the maximum claims liability. Principal related to the ESOP loan, amounted to $50,000 for the first six months of 2002. Employer taxes increased $58,000. 401K employer match increased $13,000. Education and training increased $30,000 while employee relation expenses decreased $15,000. Commissions and incentives decreased $284,000 due to fewer mortgage loan originations in the first six months of 2002 compared to the same period in 2001. Expenses on other real estate owned assets increased $192,000, which was comprised of back taxes, foreclosure expenses and expenses incurred in selling the properties. Data processing expenses increased $28,000 due to check imaging being introduced in the third quarter of 2001. Professional services decreased $29,000. Loan related expenses decreased $24,000. General and administrative expenses increased $7,000.

Income tax expense increased $349,000 to $1,911,000 for the six month period ending June 30, 2002, compared to $1,562,000 for the same period in 2001. The effective tax rate was 37% for the six months ended June 30, 2002 as compared to 36% for the six months ended June 30, 2001.


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

The Company has been setting floors on its non-retail adjustable rate loans as a protection in a falling rate environment since the introduction of that type of product to its loan mix. On October 9, 2001, the Company entered into an Interest Rate Cap Agreement with Morgan Keegan for a notional amount of $10 million for three years, against the 91 day Treasury Bill rate, at the strike rate of 4.50%. The Company paid a fixed amount of $113,000 covering the entire 3-year agreement. A weekly weighted average calculation will be used to determine Morgan Keegan's position and will be liable for the difference when the 91 day Treasury Bill rate exceeds 4.50%. The Company believes that the move will help cushion the impact of rising rates, particularly on the High Yield Money Market account that is indexed to the weekly 91 day Treasury Bill auction. The derivative instrument is recorded at its fair value and any change in fair value of the derivative is recorded in interest expense.

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


                            JUNE 30, 2002

   Change in                                        Percent Change in
 Interest Rates            Percent Change in        MV of Portfolio
  (basis points)          Net Interest Income            Equity
----------------         ---------------------     -------------------
     +200                         +7%                      -5%

     +100                         +3                       -2

        0                          0                        0

     -100                         -5                       +1

     -200                         -6                       +5


                            JUNE 30, 2001

   Change in                                        Percent Change in
 Interest Rates            Percent Change in        MV of Portfolio
  (basis points)          Net Interest Income            Equity
----------------         ---------------------     -------------------
     +200                         -5%                      -5%

     +100                         -3                       -3

        0                          0                        0

     -100                         +3                       +5

     -200                         +7                      +12


The following table presents the Company's cumulative gap position as of the dates indicated:
                            JUNE 30, 2002              JUNE 30, 2001
                           ---------------            --------------
(Dollars in Thousands)

      92 days                  $44,859                   ($40,609)
     184 days                  $43,048                   ($76,113)
     365 days                  $28,135                   ($82,414)


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


ITEM 2.  CHANGES IN SECURITIES
         None


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
         None


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On April 23, 2002, the annual meeting of stockholders was held. George T. Drost and David M. Miller were elected to serve as Class I directors with terms expiring in 2005. Continuing to serve as Class II directors with terms expiring 2003 are James L. Roberts and Frank
A. Svoboda, Jr. Continuing to serve as Class III directors with terms expiring 2004 are Gerald T. Niedert and David B. Speer. The stockholders also ratified the appointment of Crowe, Chizek and Company L.L.P., as the Company's independent public accountants for the year ending December 31, 2002.

There were 3,452,177 issued and outstanding shares (4,403,803 issued, less 870,149 shares of treasury stock and 81,477 shares of unallocated ESOP shares) of Common Stock at the time of the annual meeting. 3,062,292 shares were voted at the meeting. The voting on each item presented at the annual meeting was as follows:

Election of Directors             FOR             WITHHELD
---------------------             ---             --------
George T. Drost                3,056,515           5,776
David M. Miller                3,053,690           8,601

Ratification of Accountants
---------------------------

    FOR         AGAINST           ABSTAIN          BROKER NON VOTES
    ---         -------           -------          ----------------
3,050,944         2,977             8,371               -0-


ITEM 5.  OTHER INFORMATION
         None



ITEM 6.  EXHIBITS AND REPORTS

     (a) Exhibits

Exhibit 10.1
Amendment 2002-1 to CoVest Bancshares, Inc. 1992 Stock Option and
Incentive Plan

Exhibit 10.2
Amendment 2002-1 to CoVest Bancshares, Inc. 1996 Stock Option and
Incentive Plan

Exhibit 10.3
Amendment to Employment Agreement between CoVest Bancshares, Inc. and James L. Roberts dated January 20, 1999

Exhibit 10.4
Amendment to Employment Agreement between CoVest Bancshares, Inc. and Paul A. Larsen dated April 27, 1999

Exhibit 10.5
Amendment to Agreement Regarding Post Employment Restrictive
Covenants between CoVest Bancshares, Inc., CoVest Banc, National
Association and Paul A. Larsen dated April 27, 1999

Exhibit 10.6
Amendment to Agreement Regarding Post Employment Restrictive
Covenants between CoVest Bancshares, Inc., CoVest Banc, National
Association and J. Stuart Boldry, Jr. dated December 31, 1999

Exhibit 10.7
Change of Control and Non-Compete Agreement between CoVest
Bancshares, Inc. and Joseph J. Gillings dated June 4, 2002


(b) Reports on Form 8-K

A report on Form 8-K was filed on April 23, 2002 to report under Item 5 the Company's earnings for the first quarter of 2002.

A report on Form 8-K was filed on May 21, 2002 to report under Item 5 the declaration of a regular quarterly dividend.

A report on Form 8-K was filed on June 18, 2002 to report under Item 5 the completion of the 24th stock repurchase program and the announcement of the 25th stock repurchase program.




                             SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



COVEST BANCSHARES, INC.



DATED: JULY 23, 2002






BY:     /s/ JAMES L. ROBERTS
        JAMES L. ROBERTS
        PRESIDENT AND
        CHIEF EXECUTIVE OFFICER






BY:     /s/ PAUL A. LARSEN
        PAUL A. LARSEN
        EXECUTIVE VICE PRESIDENT,
        TREASURER AND
        CHIEF FINANCIAL OFFICER