Form 10-Q
period 2002-09-30
COVEST BANCSHARES INC
filed 2002-10-29
CIK 885694

UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, D.C.  20549
                  -----------------------------

                            FORM 10-Q

        Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934


For the Quarterly Period Ended          Commission File Number
     September 30, 2002                         0-20160

                  -----------------------------

                    COVEST BANCSHARES, INC.
     (Exact name of registrant as specified in its charter)


          Delaware                           36-3820609
(State or other jurisdiction       (I.R.S. Employer Identification
     of incorporation or                      Number)
        organization)

749 Lee Street, Des Plaines, Illinois               60016
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

                    Yes  --X--            No  -----

As of October 29, 2002, the Registrant had issued and outstanding 4,403,803 shares of the Registrant's Common Stock. In addition, it had also repurchased 922,369 shares which were being held as treasury stock and 81,477 shares which were being held as unallocated ESOP shares.


                         COVEST BANCSHARES, INC.


                            Table of Contents


PART I.   FINANCIAL INFORMATION (UNAUDITED)                   PAGE NO.


          Item 1.   Financial Statements                         3


          Item 2.   Management's Discussion and
                    Analysis of Financial Condition and
                    Results of Operations                       15


          Item 3.   Quantitative and Qualitative
                    Disclosure About Market Risk                27


          Item 4.   Controls and Procedures                     30


PART II.  OTHER INFORMATION


          Item 1.   Legal Proceedings                           31


          Item 2.   Changes in Securities                       31


          Item 3.   Defaults upon Senior Securities             31


          Item 4.   Submission of Matters to a Vote of
                    Security Holders                            31

          Item 5.   Other Information                           31


          Item 6.   Exhibits and Reports                        31


          Form 10-Q Signatures                                  32


          Certification by Executive Officers                   33











PART 1.   FINANCIAL INFORMATION
Item 1.   Consolidated Financial Statements
          (Unaudited)


COVEST BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Unaudited)

(Dollars in thousands, except
 per share data)

                                             SEPT 30, 2002        DEC 31, 2001
ASSETS                                       -------------        ------------
------------
CASH ON HAND AND IN BANKS                        $ 10,202            $  6,552

INTEREST BEARING DEPOSITS                           1,102                  21
                                                 --------            --------
   Cash and Cash Equivalents                       11,304               6,573

SECURITIES:
   Securities Available-for-Sale                   51,024              40,897
   Mortgage-Backed and Related
      Securities Available-for-Sale                 2,278               3,948
   Federal Home Loan Bank and
      Federal Reserve Bank Stock                    7,591               7,319
                                                 --------            --------
TOTAL SECURITIES                                   60,893              52,164

LOANS RECEIVABLE:
   Commercial Loans                                53,473              47,024
   Multi-Family Loans                             233,130             223,613
   Commercial Real Estate Loans                    85,564              79,443
   Construction Loans                              47,538              58,796
   Commercial/Municipal Leases                        819               1,778
   Mortgage Loans                                  54,772              58,175
   Consumer Loans                                  41,159              46,273
   Mortgage Loans Held for Sale                     1,183               1,065
                                                 --------            --------
      TOTAL LOANS RECEIVABLE                      517,638             516,167
   Allowance for Loan Losses                     (  6,851)            ( 6,547)
                                                 --------            --------
LOANS RECEIVABLE, NET                             510,787             509,620

ACCRUED INTEREST RECEIVABLE                         3,039               3,281
PREMISES AND EQUIPMENT                              9,035               9,466
OTHER REAL ESTATE OWNED                               731                 661
GOODWILL                                            1,184               1,338
MORTGAGE SERVICING RIGHTS                             157                 222
OTHER ASSETS                                        3,340               2,404
                                                 --------            --------
TOTAL ASSETS                                     $600,470            $585,729
                                                 ========            ========




See accompanying notes to unaudited consolidated financial statements



COVEST BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (Continued)
(Unaudited)

(Dollars in thousands, except per share data)

                                             SEPT 30, 2002        DEC 31, 2001
                                             -------------        ------------
LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
LIABILITIES:
   Deposits:
      Non-Interest Bearing                       $ 33,098            $ 30,993
      Interest Bearing Checking                    31,872              29,339
      Savings Accounts                             85,050              52,141
      Money Market Accounts                        91,517             113,864
      Certificates of Deposit                     165,960             172,055
      Jumbo CDs                                     2,085              11,834
      Purchased CDs                                53,360              45,776
                                                  -------             -------
                                                  462,942             456,002
   Short-Term Borrowings and Securities
      Sold U/A to Repurchase                       30,888              29,425
   Long-Term Advances from Federal
      Home Loan Bank                               44,000              44,000
   Advances from Borrowers for Taxes and
      Insurance                                     7,915               4,865
   Accrued Expenses and Other Liabilities           7,238               6,286
                                                  -------             -------
TOTAL LIABILITIES                                 552,983             540,578

STOCKHOLDERS' EQUITY:
   Common Stock, par value $.01 per share;
      7,500,000 authorized shares; 4,403,803
      shares issued at 9/30/02 and 12/31/01
      respectively                                     44                  44
   Additional Paid-in Capital                      18,326              17,268
   Retained Earnings                               45,520              41,360
   Treasury Stock, 922,369 shares and
      965,580 shares, held at cost 9/30/02
      and 12/31/01, respectively                  (15,735)            (14,290)
   Unearned ESOP shares                            (1,450)                  -
   Accumulated Other Comprehensive Income             782                 769
                                                 --------            --------
TOTAL STOCKHOLDERS' EQUITY                         47,487              45,151
                                                 --------            --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY       $600,470            $585,729
                                                 ========            ========




See accompanying notes to unaudited consolidated financial statements









COVEST BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Unaudited)
(Dollars in thousands, except per       THREE MONTHS ENDED   NINE MONTHS ENDED
 share data)                              SEPT 30,  SEPT 30,  SEPT 30, SEPT 30,
                                           2002       2001      2002     2001
INTEREST INCOME                           -------   -------   -------   -------
  Loans and Leases Receivable             $ 8,114   $ 9,615   $25,396   $29,795
  Mortgage-Backed and Related Securities       43        84       157       310
  Taxable Securities                          535       587     1,442     1,477
  Tax Exempt Securities                        55        71       181       256
  Other Interest and Dividend Income          155       184       467       775
                                          -------   -------   -------   -------
  Total Interest Income                     8,902    10,541    27,643    32,613
INTEREST EXPENSE
  Deposits                                  3,066     4,727     9,499    15,423
  Advances from Federal Home Loan Bank        697       752     2,112     2,328
  Other Borrowed Funds                         52        94       202       399
                                          -------   -------   -------   -------
  Total Interest Expense                    3,815     5,573    11,813    18,150
                                          -------   -------   -------   -------
NET INTEREST INCOME                         5,087     4,968    15,830    14,463
  Provision for Loan Losses                   217       300       853       800
                                          -------   -------   -------   -------
NET INTEREST INCOME AFTER PROVISION FOR
  LOAN LOSSES                               4,870     4,668    14,977    13,663
NON-INTEREST INCOME
  Loan Charges and Servicing Fees             248       198       689       671
  Loan Prepayment Fees                        258       224     1,213       562
  Mortgage Banking Fees                       205       127       473       487
  Deposit Related Charges and Fees            308       329       915       881
  Gain/(Loss) on Sale of Securities/Loans      39        (3)      113       371
  Insurance and Annuity Commissions            24        22        47        68
  Other                                        64        59       185       181
                                          -------   -------   -------   -------
  Total Non-Interest Income                 1,146       956     3,635     3,221
NON-INTEREST EXPENSE
  Compensation and Benefits                 1,570     1,622     5,306     4,827
  Commissions and Incentives                  204       216       542       838
  Occupancy and Equipment                     501       487     1,458     1,446
  Federal Deposit Insurance Premium            19        22        60        66
  Data Processing                             282       251       808       749
  Advertising                                 212       169       622       570
  Other Real Estate Owned                       5       (19)      278        62
  Amortization of Goodwill                     51        51       154       154
  Amortization of Mortgage Servicing Rights    20        32        65        67
  Other                                       462       487     1,425     1,491
                                          -------   -------   -------   -------
  Total Non-Interest Expense                3,326     3,318    10,718    10,270
                                          -------   -------   -------   -------
INCOME BEFORE INCOME TAXES                  2,690     2,306     7,894     6,614
Income Tax Provision                         (982)     (832)   (2,893)   (2,393)
                                          -------   -------   -------   -------
NET INCOME                                $ 1,708   $ 1,474   $ 5,001   $ 4,221
                                          =======   =======   =======   =======
Basic Earnings per Share                    $0.50     $0.39     $1.46     $1.10
Diluted Earnings per Share                  $0.48     $0.37     $1.39     $1.07

Comprehensive Income                      $ 1,567   $ 1,785   $ 5,014   $ 5,102

See accompanying notes to unaudited consolidated financial statements

COVEST BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in thousands)                                   NINE MONTHS ENDED
                                                        SEPT 30,     SEPT 30,
                                                          2002         2001
OPERATING ACTVITIES                                    --------    ---------
   Net Income                                          $ 5,001      $ 4,221
   Adjustments to Reconcile Net Income to
    Net Cash from Operating Activities
   Depreciation and Amortization of
        Premises and Equipment                             681          642
   ESOP Compensation Expense                                50            -
   Provision for Loan Losses                               853          800
   Net Gain on Sales of
        Securities/Loans                                  (113)        (371)
   Federal Home Loan Bank Stock Dividend                  (272)        (349)
   Change In:
     Prepaid Expenses and Other Assets                    (717)        (152)
     Accrued Interest Receivable                           242          554
     Accrued Expenses and Other Liabilities              1,748        3,156
                                                     ---------    ---------
NET CASH FROM OPERATING ACTIVITIES                       7,473        8,501

CASH FLOWS FROM INVESTING ACTIVITIES
   Loan Originations, Net of Principal
     Payments                                          (22,173)     (47,577)
   Proceeds from Sale of Loans                          20,083       54,547
   Principal Payments on Mortgage-Backed
     and Related Securities                              1,306        1,553
   Purchases of Securities                             (35,842)     (41,222)
   Proceeds from Sales and Maturities
     of Securities                                      26,112       42,455
   Purchase of Office Properties and
     Equipment                                            (250)        (232)
                                                     ---------    ---------
NET CASH FROM INVESTING ACTIVITIES                     (10,764)       9,524

CASH FLOWS FROM FINANCING ACTIVITIES
   Net Increase/(Decrease) in Deposits                   6,940       (2,187)
   Borrowings                                            1,463        4,260
   Repayment of Borrowings                                   -       (9,719)
   Net Increase in Mortgage
     Escrow Funds                                        3,050        1,485
   Purchase of Common Stock Net of Proceeds
     from Exercise of Stock Options                     (2,590)      (7,619)
   Dividend Paid                                          (841)        (917)
                                                     ---------    ---------
NET CASH FROM FINANCING ACTIVITIES                       8,022      (14,697)
                                                     ---------    ---------
NET INCREASE IN CASH AND CASH EQUIVALENTS                4,731        3,328

CASH AND CASH EQUIVALENTS, BEGINNING                     6,573       10,522
                                                     ---------    ---------
CASH AND CASH EQUIVALENTS, ENDING                      $11,304      $13,850
                                                     =========    =========


See accompanying notes to unaudited consolidated financial statements


COVEST BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(Unaudited)
(Dollars in thousands)

Nine months ended SEPTEMBER 30, 2002 and 2001

                                    COMMON
                                    STOCK AND                                     ACCUMULATED
                                    ADDITIONAL                           UNEARNED OTHER
                                    PAID-IN        RETAINED   TREASURY   ESOP     COMPREHENSIVE
                                    CAPITAL        EARNINGS     STOCK    SHARES   INCOME/(LOSS)    TOTAL
----------------------------------------------------------------------------------------------------------
Balance at December 31, 2000          $17,545       $36,783   ($6,244)        -        ($50)      $48,034

Net Income                                            4,221                                         4,221

Change in Unrealized Gain on
  Securities Available-for-Sale,
  Net of Taxes                                                                          881           881
                                                                                                  -------
       Comprehensive Income                                                                         5,102

Cash Dividends ($.24 per share)                        (917)                                         (917)

Purchase of Treasury Stock                                     (8,530)                             (8,530)

Treasury Stock Reissued in
  Conjunction with Stock Option
  Exercises                              (546)                  1,457                                 911

Tax Benefits Related to Employee
  Stock Option Plans                      250                                                         250
-----------------------------------------------------------------------------------------------------------

Balance at September 30, 2001         $17,249       $40,087  ($13,317)        -        $831       $44,850
===========================================================================================================

Balance at December 31, 2001          $17,312       $41,360  ($14,290)        -        $769       $45,151

Net Income                                            5,001                                         5,001

Change in Unrealized Gain on
  Securities Available-for-Sale,
  Net of Taxes                                                                           13            13
                                                                                                    -----
       Comprehensive Income                                                                         5,014

Cash Dividends ($.24 per share)                        (841)                                         (841)

Purchase of Treasury Stock                                     (5,381)                             (5,381)

Treasury Stock Reissued in
  Conjunction with Stock Option
  Exercises and ESOP Plan                 355                   3,936    (1,500)                    2,791

Release of ESOP Shares                                                       50                        50

Tax Benefits related to Employee
  Stock Option Plans                      703                                                         703
----------------------------------------------------------------------------------------------------------

Balance at September 30, 2002         $18,370       $45,520  ($15,735)  ($1,450)       $782       $47,487
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

                                                               THREE MONTHS ENDED
                                     -------------------------------------------------------------------
                                                SEPT 30, 2002                     SEPT 30, 2001
                                     --------------------------------- ---------------------------------
                                        AVERAGE                AVERAGE    AVERAGE             AVERAGE
                                        BALANCE   INTEREST   YIELD/COST   BALANCE  INTEREST  YIELD/COST
                                       --------   --------   ----------   -------  --------  ----------
INTEREST EARNING ASSETS:
  Commercial Loans(A)(B)               $ 52,789    $   784      5.94%    $ 40,183   $   731     7.28%
  Multi-Family Loans(A)(B)              223,746      3,500      6.26      191,840     3,610     7.53
  Commercial Real Estate Loans(A)(B)     77,859      1,220      6.27       87,127     1,771     8.13
  Construction Loans(A)(B)               50,908        891      7.00       55,373     1,271     9.18
  Commercial/Muni Leases(B)                 966         13      5.38        2,612        39     5.97
  Mortgage Loans(A)(B)                   55,483      1,017      7.33       62,827     1,208     7.69
  Consumer Loans (A)                     41,701        689      6.61       48,458       985     8.11
  Securities                             50,230        618      4.92       49,543       694     5.61
  Mortgage-Backed and Related
    Securities                            2,355         43      7.30        4,650        84     7.23
  Equity Investments                      9,533        128      5.37        8,628       136     6.35
  Other Investments                       6,802         27      1.59        5,679        48     3.38
                                       --------    -------      ----     --------   -------     ----
Total Interest-Earning Assets          $572,372    $ 8,930      6.24%    $556,920   $10,577     7.60%
Non-Interest Earning Assets              20,659                            19,183
                                       --------                          --------
  TOTAL ASSETS                         $593,031                          $576,103
                                       ========                          ========
INTEREST-BEARING LIABILITIES:
  Interest-Bearing Checking            $ 32,031    $   107      1.32%    $ 25,703   $    88     1.37%
  Savings                                80,274        505      2.52       44,504       281     2.53
  Money Market                           95,950        402      1.68      120,401       993     3.30
  Certificates of Deposits              168,651      1,560      3.70      180,979     2,594     5.73
  Jumbo CDs                               2,197         12      2.18        6,317        82     5.19
  Purchased CDs                          49,687        481      3.87       46,657       689     5.90
  FHLB Advances                          61,065        697      4.57       48,750       752     6.17
  Other Borrowed Funds                    9,079         52      2.29       10,540        94     3.61
                                      ---------    -------      ----     --------   -------     ----
Total Interest-Bearing Liabilities     $498,934    $ 3,815      3.06%    $483,851   $ 5,573     4.61%
Non-Interest Bearing Deposits            33,282                            28,740
Other Liabilities                        13,960                            14,046
                                      ---------                          --------
TOTAL LIABILITIES                      $546,176                          $526,637

Stockholders' Equity                     46,855                            49,466
                                       --------                          --------
TOTAL LIABILITIES AND
   STOCKHOLDERS' EQUITY                $593,031                          $576,103
                                       ========                          ========
NET INTEREST INCOME                                $ 5,115                          $ 5,004
                                                   =======                          =======
NET INTEREST RATE SPREAD (C)                                    3.18%                           2.99%
                                                                ====                            ====
NET INTEREST MARGIN (D)                                         3.58%	                           3.59%
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

                                                                NINE MONTHS ENDED
                                     -------------------------------------------------------------------
                                                SEPT 30, 2002                    SEPT 30, 2001
                                     --------------------------------- ---------------------------------
                                        AVERAGE                AVERAGE    AVERAGE             AVERAGE
                                        BALANCE   INTEREST   YIELD/COST   BALANCE  INTEREST  YIELD/COST
                                       --------   --------   ----------   -------  --------  ----------
INTEREST EARNING ASSETS:
  Commercial Loans(A)(B)               $ 52,179    $ 2,321      5.93%    $ 38,505   $ 2,206     7.64%
  Multi-Family Loans(A)(B)              226,853     10,785      6.34      183,879    10,678     7.74
  Commercial Real Estate Loans(A)(B)     79,323      4,128      6.94       83,406     5,121     8.19
  Construction Loans(A)(B)               51,352      2,785      7.23       51,908     3,789     9.73
  Commercial/Muni Leases(B)               1,286         57      5.91        3,663       165     6.01
  Mortgage Loans(A)(B)                   56,152      3,147      7.47       79,988     4,644     7.74
  Consumer Loans (A)                     43,305      2,174      6.69       49,735     3,192     8.56
  Securities                             45,671      1,716      5.01       42,964     1,864     5.78
  Mortgage-Backed and Related
    Securities                            2,857        157      7.33        5,864       310     7.05
  Equity Investments                      9,357        366      5.22        8,367       382     6.09
  Other Investments                       8,519        101      1.60       12,491       393     4.20
                                       --------    -------      ----     --------   -------     ----
Total Interest-Earning Assets          $576,854    $27,737      6.41%    $560,770   $32,744     7.79%
Non-Interest Earning Assets              19,628                            17,612
                                       --------                          --------
  TOTAL ASSETS                         $596,482                          $578,382
                                       ========                          ========
INTEREST-BEARING LIABILITIES:
  Interest-Bearing Checking            $ 30,591    $   304      1.33%    $ 24,182   $   234     1.29%
  Savings                                69,474      1,299      2.49       43,345       810     2.49
  Money Market                          102,023      1,307      1.71      120,645     3,544     3.92
  Certificates of Deposits              169,728      4,975      3.91      172,939     7,711     5.95
  Jumbo CDs                               4,961         96      2.58        8,382       368     5.85
  Purchased CDs                          53,658      1,518      3.77       58,166     2,756     6.32
  FHLB Advances                          64,396      2,112      4.37       49,817     2,328     6.23
  Other Borrowed Funds                   11,684        202      2.31       12,037       399     4.42
                                      ---------    -------      ----     --------   -------     ----
Total Interest-Bearing Liabilities     $506,515    $11,813      3.11%    $489,513   $18,150     4.94%
Non-Interest Bearing Deposits            32,135                            26,864
Other Liabilities                        11,671                            13,118
                                      ---------                          --------
TOTAL LIABILITIES                      $550,321                          $529,495

Stockholders' Equity                     46,161                            48,887
                                       --------                          --------
TOTAL LIABILITIES AND
   STOCKHOLDERS' EQUITY                $596,482                          $578,382
                                       ========                          ========
NET INTEREST INCOME                                $15,924                          $14,594
                                                   =======                          =======
NET INTEREST RATE SPREAD (C)                                    3.30%                           2.85%
                                                                ====                            ====
NET INTEREST MARGIN (D)                                         3.68%	                           3.47%
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

The results of operations and other data for the three-month and nine-month periods ended September 30, 2002 are not necessarily indicative of results that may be expected for the entire year ending December 31, 2002.

In the opinion of management, the unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial information of CoVest Bancshares, Inc. (the "Company"), including its wholly owned subsidiary, CoVest Banc (the "Bank").

Certain amounts in prior consolidated financial statements have been reclassified to conform to the September 30, 2002 presentation.


(2) Nature of Operations

The Company is a bank holding company organized under the laws of the state of Delaware. It provides a full line of financial services to customers within six counties in northeast Illinois from its three branch locations.

A reconciliation of the numerators and denominators for earnings per common share dilution computations for the three month periods ended September 30, 2002 and 2001 are presented below: (dollars and shares in thousands)


                                        Three Months Ended September 30,
                                        --------------------------------
                                               2002            2001
                                               ----            ----
Earnings per share:
  Net Income                                 $1,708          $1,474
                                             ======          ======
  Weighted average common shares
    outstanding                               3,407           3,789
                                              =====           =====
  Basic earnings per share                    $0.50           $0.39
                                              =====           =====

Earnings per share assuming dilution:
  Net Income                                 $1,708          $1,474
                                             ======          ======
  Weighted average common shares
    outstanding                               3,407           3,789

  Add: dilutive effect of assumed
         exercises of stock options             154             143
                                              -----           -----
  Weighted average common and dilutive
    potential common shares outstanding       3,561           3,932
                                              =====           =====
  Diluted earnings per share                  $0.48           $0.37
                                              =====           =====

A reconciliation of the numerators and denominators for earnings per common share dilution computations for the nine month periods ended September 30, 2002 and 2001 are presented below: (dollars and shares in thousands)


                                         Nine Months Ended September 30,
                                        --------------------------------
                                               2002            2001
                                               ----            ----
Earnings per share:
  Net Income                                 $5,001          $4,221
                                             ======          ======
  Weighted average common shares
    outstanding                               3,429           3,830
                                              =====           =====
  Basic earnings per share                    $1.46           $1.10
                                              =====           =====

Earnings per share assuming dilution:
  Net Income                                 $5,001          $4,221
                                             ======          ======
  Weighted average common shares
    outstanding                               3,429           3,830

  Add: dilutive effect of assumed
         exercises of stock options             161              98
                                              -----           -----
  Weighted average common and dilutive
    potential common shares outstanding       3,590           3,928
                                              =====           =====
  Diluted earnings per share                  $1.39           $1.07
                                              =====           =====


At September 30, 2002, no options to purchase shares were excluded in the computation of diluted earnings per share for the three and nine month periods ended because all of the options' exercise prices were lower than the average market price of the common stock. At September 30, 2001, options to purchase 162,000 shares were not included in the computation of diluted earnings per share for the three and nine month periods ended because the options' exercise prices were greater than the average market price of the common stock and were therefore, antidilutive.


(3) Stock Repurchase Program

The following table summarizes the Company's stock repurchase programs.

                                                         Average
                   Date        Date      # of Shares    Price per
     Program#    Announced   Completed   Repurchased      Share
     ========    =========   =========   ===========    =========
       25th       6/18/02        -          21,241        $21.33


The Company announced its 25th stock repurchase program on June 18, 2002, enabling the Company to repurchase 100,000 shares of its outstanding common stock. The Company repurchased 15,765 shares in the third quarter of 2002.


(4) Cash Dividend

The regular quarterly dividend for the third quarter of 2002 was paid at $.08 per share. The same quarterly dividend was paid for the third quarter of 2001.


(5) Regulatory Capital Requirements

Pursuant to the Financial Institutions Reform, Recovery and Enforcement Act of 1989 ("FIRREA"), as implemented by regulations promulgated by the Office of the Comptroller of the Currency (the "OCC"), national banks must meet three separate minimum capital requirements. The following table summarizes, as of September 30, 2002, the Company's and Bank's capital requirements under FIRREA and their actual capital ratios. As of September 30, 2002, the Company and the Bank exceeded all current minimum regulatory capital requirements.


                                                                To Be Well
                                                             Capitalized Under
                                            For Capital      Prompt Corrective
                                Actual    Adequacy Purpose    Action Provisions
SEPT 30, 2002               Amount  Ratio   Amount Ratio      Amount   Ratio
==============              ------  ------  ------ ------     ------   -----
                                        (Dollars in Thousands)
Total Capital
(to Risk Weighted Assets)
   Company                   $50.8  12.2%    $33.4  8.0%       $41.8    10.0%
   Bank                       49.8  11.9      33.4  8.0         41.7    10.0
Tier I Capital
(to Risk Weighted Assets)
   Company                   $45.5  10.9%    $16.7  4.0%       $25.1     6.0%
   Bank                       44.5  10.7      16.7  4.0         25.0     6.0
Tier I Capital
(to Average Assets)
   Company                   $45.5   7.7%    $23.7  4.0%       $29.7     5.0%
   Bank                       44.5   7.5      23.6  4.0         29.5     5.0

Risk Weighted Assets (Company)  $417,586
Average Assets (Company)         593,031
Risk Weighted Assets (Bank)      417,041
Average Assets (Bank)            589,554

                                                               To Be Well
                                                            Capitalized Under
                                            For Capital      Prompt Corrective
                               Actual    Adequacy Purpose    Action Provisions
SEPT 30, 2001               Amount  Ratio   Amount Ratio      Amount   Ratio
==============              ------  ------  ------ ------     ------   -----
                                        (Dollars in Thousands)
Total Capital
(to Risk Weighted Assets)
   Company                   $47.9  11.6%    $33.1  8.0%       $41.3    10.0%
   Bank                       49.6  12.0      33.1  8.0         41.4    10.0
Tier I Capital
(to Risk Weighted Assets)
   Company                   $42.6  10.3%    $16.5  4.0%       $24.8     6.0%
   Bank                       44.3  10.7      16.6  4.0         24.8     6.0
Tier I Capital
(to Average Assets)
   Company                   $42.6   7.4%    $23.0  4.0%       $28.8     5.0%
   Bank                       44.3   7.7      22.9  4.0         28.6     5.0

Risk Weighted Assets (Company)  $413,362
Average Assets (Company)         576,103
Risk Weighted Assets (Bank)      413,933
Average Assets (Bank)            572,963


(6) New Accounting Pronouncement

In 2001, the Financial Accounting Standard Board issued SFAS No. 142, "Goodwill and Other Intangible Assets," which requires that goodwill no longer be amortized to earnings, but instead be reviewed for impairment. The amortization of goodwill ceases upon adoption of SFAS No. 142, which for most companies, will be January 1, 2002. The goodwill recorded by the Company is related to a branch acquisition. In October of 2002, the Financial Accounting Standards Board ("FASB") released a new statement, SFAS No. 147 entitled "Acquisitions of Certain Financial Institutions," allowing financial institutions meeting certain criteria to reclassify unidentifiable intangible asset balances to goodwill and cease amortization beginning as of January 1, 2002. SFAS No. 147 did not have an impact on the Company, as the Company determined that their acquisition of a failed thrift branch was not a business combination and the Company will continue to amortize goodwill to expense.


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

* The economic impact of the terrorist attacks that occurred on September 11, 2001, as well as any future threats and attacks, and the response of the United States to any such threats and attacks.

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


FINANCIAL CONDITION
-------------------
Total assets increased by 3% to $600.5 million as of September 30, 2002, as compared to $585.7 million at December 31, 2001. Total liabilities increased by 2% to $553.0 million, as compared to $540.6 million as of December 31, 2001. Stockholder's equity increased by 5% to $47.5 million, as compared to $45.2 million as of September 30, 2001.

Cash and cash equivalents increased to $11.3 million at September 30, 2002 from $6.6 million at December 31, 2001. The increase resulted from an increase in deposits at other banks.

Securities increased by 17% to $60.9 million from $52.2 as of December 31, 2001. The increase consisted of Federal Home Loan Bank Multi-Step Bonds with maturities out to 5 years, callable semi-annually with coupons that reset annually.

Net loans receivable at September 30, 2002 were $510.8 million, or relatively the same level as at December 31, 2001 of $509.6 million. As interest rates currently are at 40 year lows, it has been the Company's strategy to concentrate on funding short-term adjustable rate loans to minimize its exposure to rising interest rates. Commercial loans increased 14% to $53.5 million, as compared to $47.0 million as of December 31, 2001. Multi-family loans increased 4% to $233.1 million, as compared to $223.6 million as of December 31, 2001. The multi-family loan portfolio is mostly comprised of adjustable rate loans with floors established upon origination. In April 2002, the Company sold $20.1 million of its multi-family loan portfolio to better position itself in an increasing rate environment. The sale consisted of 5-year adjustable rate loans where the rate is fixed for the first 5-year term and then reprice off the 5-year Treasury index for the next five years. There was no gain or loss on the transaction and the loans were sold at 7% pass-through until the next rate adjustment date. The overall average gross rate was 8.00%. The Company retains the servicing of the loans for a .25% servicing fee and a 50/50 split of the prepayment fee was negotiated for the life of the contract. Funds have been redeployed to shorter-term adjustable rate loans with floors set upon origination. Commercial real estate loans increased 8% to $85.6 million, as compared to $79.4 million as of December 31, 2001. Construction loans decreased 19% to $47.5 million, as compared to $58.8 million as of December 31, 2001. The Company has limited its new construction lending and is still funding prior commitments. Mortgage loans decreased 6% to $54.8 million, as compared to $58.2 million as of December 31, 2001. Although the Company generally retains only adjustable-rate mortgage loans in its portfolio, it continues to originate fixed-rate mortgage loans in order to provide a full range of products to its customers. Such loans are originated only under terms, conditions, and documentation standards that make the loans eligible for sale to the Federal Home Loan Mortgage Corporation ("FHLMC"), the Federal National Mortgage Association ("FNMA") and other institutional investors. Prepayments exceeded loan originations. Consumer loans decreased 11% to $41.2 million, as compared to $46.3 million as of December 31, 2001, as automobile companies continue to offer zero percent financing.

Total deposits increased 2% to $462.9 million, as compared to $456.0 million as of December 31, 2001. Savings deposits increased 63% to $85.1 million, as compared to $52.1 million as of December 31, 2001. The High Yield Money Account decreased 20% to $91.5 million, as compared to $113.9 million as of December 31, 2001. The Company believes that the decrease in the High Yield Money Market account is caused by the decline in the 91-day Treasury Bill rate to which the account is indexed. The Company also believes that the decrease in the average High Yield Money Market account index rate to 1.71% caused the savings deposits to increase as the savings account rate remained at a fixed 2.50%. Certificates of deposit decreased 4% to $166.0 million, as compared to $172.1 million as of December 31, 2001. Jumbo certificates of deposit decreased 82% to $2.1 million, as compared to $11.8 million as of December 31, 2001. The Company believes that a portion of these decreases shifted to savings accounts as the 2.50% fixed savings account rate was higher than the short-term certificates of deposit rates. Effective October 1, 2002, the Company implemented relationship pricing on its savings accounts. The savings account rate was reduced to 1.50% with an additional .75% premium rate on savings accounts that also have a checking account relationship. As of September 30, 2002, $61.2 million of the Company's savings accounts had checking account relationships and $23.8 million were regular savings accounts with no checking account relationships. Purchased certificates of deposits increased 17% to $53.4 million, as compared to $45.8 million as of December 31, 2001. Non-interest bearing checking accounts increased 7% to $33.1 million, as compared to $31.0 million as of December 31, 2001. Included in non-interest bearing accounts are the Company's official checks that decreased by $2.1 million. Corporate checking accounts increased $4.0 million as the Company continues its effort to increase its commercial banking business. Interest bearing checking accounts increased 9% to $31.9 million, as compared to $29.3 million as of December 31, 2001.

Total borrowings remained at relatively the same level at September 30, 2002 as at December 31, 2001. Total borrowings amounted to $74.9 million as of September 30, 2002, while at December 31, 2001, total borrowings were at $73.4 million. Included in short-term borrowings was a $1.0 million note incurred in connection with the Company's stock repurchase program. This borrowing will be repaid from the dividends from the Bank over the next several quarters. Long-term borrowings remained at $44.0 million as of September 30, 2002. Long-term borrowings consisted of Federal Home Loan Bank Term Advances and are a primary source of funding subject to collateral availability.

Stockholders' equity totaled $47.5 million at September 30, 2002. The number of shares outstanding excluding unallocated Employee Stock Ownership Plan shares was 3,399,957 and the book value per common share outstanding was $13.97, a 6.40% increase over $13.13 per common share outstanding at December 31, 2001.

On February 22, 2002, the Employee Stock Ownership Plan purchased 81,477 shares of CoVest Bancshares, Inc. common stock, held in the Company's treasury, for an aggregate purchase price of $1,500,000, or $18.41 per share. Shares issued to the ESOP are allocated to ESOP participants based on principal repayments made by the ESOP on the loan from the Company. The loan is secured by shares purchased with the loan proceeds and will be repaid by the ESOP with contributions from the Company. Principal payments are scheduled to occur over a fifteen-year period. $50,000 of principal plus interest, has been repaid during the first nine months of 2002.

The Company announced its 25th stock repurchase program on June 18, 2002, enabling the Company to repurchase 100,000 shares of its outstanding stock. A total of 21,241 shares were repurchased at an average price of $21.33 through October 29, 2002.

At September 30, 2002, the allowance for loan losses was $6.9 million as compared to $6.5 million as of December 31, 2001. The Company recognized net charge-offs of $550,000 and provided an additional $853,000 during the first nine months of 2002. Management believes that the allowance for loan losses at September 30, 2002 was at a level adequate to absorb probable incurred losses on existing loans. However, there can be no assurance that such losses will not exceed estimated amounts.

At September 30, 2002, total non-performing loans amounted to $4,360,000, or 0.73% of total assets compared to $2,285,000, or 0.38% of total assets at June 30, 2002 and to $2,538,000, or 0.43% of total assets at December 31, 2001. A $1,540,000 motel property in Wisconsin that had been categorized as a non-accrual loan as of December 31, 2001, was foreclosed on and sold in April, 2002. An additional $240,000 of this loan was charged-off prior to its move to Other Real Estate Owned. A $1,426,000 multi-family loan was classified as non-accrual in June 2002. The Company charged-off $159,000 of this loan during the second quarter of 2002. A $500,000 payment was received on this loan in September 2002 and now has a balance of $926,000. In the third quarter, three commercial real estate loans to related borrowers were put on non-accrual totaling $3,017,000. The Company has included these loans in the September 30, 2002 analysis of allowance for loan and lease losses; however, it is currently too early to ascertain what losses, if any, will be realized.

Other Real Estate Owned increased to $731,000 at September 30, 2002 compared to $661,000 as of December 31, 2001. Other Real Estate Owned consisted of two properties. One of the properties represents an undeveloped commercial real estate property in Chicago for $661,000. The Company is currently marketing the property and expects no losses. The other represents a residential property for $70,000 and was acquired by the Company in August 2002 and no loss is anticipated.

Along with other financial institutions, management shares a concern for the outlook of the economy during the remainder of 2002. A slowdown in economic activity beginning in 2001 severely impacted several major industries as well as the economy as a whole. Even though there are numerous indications of emerging strength, it is not certain that this strength is sustainable. In addition, consumer confidence may be negatively impacted by the recent substantial decline in equity prices. These events could still adversely affect cash flows for both commercial and individual borrowers, as a result of which, the Company could experience increases in problem assets, delinquencies and losses on loans.



The following table sets forth the amounts and categories of non-performing loans and assets.

                                         SEPT 30, 2002     DEC 31, 2001
                                         -------------     ------------
                                            (Dollars in Thousands)
Non-accruing Loans:
  Commercial Loans                          $    -          $     -
  Multi-family Loans                           926                -
  Commercial Real Estate Loans               3,017            1,540
  Construction Loans                             -               48
  Commercial/Municipal Leases                    -                -
  Mortgage Loans                               401              668
  Consumer                                      16               43
                                            ------           ------
  Total                                      4,360            2,299

Accruing Loans Delinquent 90 days or More:
  Commercial Loans                          $    -          $     -
  Multi-family Loans                             -                -
  Commercial Real Estate Loans                   -              100
  Construction Loans                             -                -
  Commercial/Municipal Leases                    -               20
  Mortgage Loans                                 -              119
  Consumer                                       -                -
                                            ------           ------
  Total                                          -              239
                                            ------           ------
      Total Non-performing Loans            $4,360           $2,538


Other Real Estate Owned                        731              662
Other Repossessed Assets                         -                -
                                            ------           ------
      Total Non-performing Assets           $5,091           $3,200
                                            ======           ======
Total Non-performing Loans as
  a Percentage of Net Loans                   0.85%            0.50%
                                              ====             ====
Total Non-performing Assets as
  a Percentage of Total Assets                0.85%            0.55%
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

The Company's cash flows are a result of three principal activities: operating activities, investing activities and financing activities. Net cash provided by operating activities was $7.5 million, for the nine months ended September 30, 2002. Net cash used by investing activities was $10.8 million for the nine months ended September 30, 2002. Net cash provided by financing activities was $8.0 million for the nine months ended September 30, 2002.

The Company uses its liquidity to meet its ongoing commitments to fund maturing certificates of deposit and deposit withdrawals, repay borrowings, fund existing and continuing loan commitments, and pay operating expenses. At September 30, 2002, the Company has commitments to originate loans totaling $42.9 million and its customers had approved but unused lines of credit totaling $37.9 million. The Company considers its liquidity and capital resources to be adequate to meet its foreseeable short and long-term needs. The Company expects to be able to fund or refinance, on a timely basis, its material commitments and long-term liabilities.


SELECTED RATIOS
---------------
                                         THREE MONTHS ENDED   NINE MONTHS ENDED
                                           SEPT 30, SEPT 30,   SEPT 30, SEPT 30,
                                             2002     2001       2002     2001
                                            ------    -----     ------   ------
Annualized Return on Avg. Equity            14.58%   11.92%     14.45%   11.51%
Annualized Return on Avg. Equity (Core)*    14.58    11.92      14.45    10.83
Annualized Return on Avg. Assets             1.15     1.02       1.12     0.97
Annualized Return on Avg. Assets (Core)*     1.15     1.02       1.12     0.91
Book Value per Share                       $13.97   $12.84     $13.97   $12.84
Closing Market Price per Share             $21.00   $18.05     $21.00   $18.05

Earnings per Primary Share:
   Basic                                    $0.50    $0.39      $1.46    $1.10
   Basic (Core)*                            $0.50    $0.37      $1.46    $1.04
   Diluted                                  $0.48    $0.39      $1.39    $1.07
   Diluted (Core)*                          $0.48    $0.37      $1.39    $1.01

Net Interest Margin                          3.58%    3.59%      3.68%    3.47%
Ratio of Operating Expense to
   Average Total Assets, Annualized          2.24%    2.30%      2.40%    2.36%
Ratio of Net Interest Income to
   Non-Interest Expense                      1.53x    1.50x      1.48x    1.41x


* Core net income: Net income, adjusted for the after tax effect of the gain of sale of loans, that occurred in the first quarter of 2001.


RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
-----------------------------------------------------------------------------
Net income was $1,708,000 for the third quarter of 2002, up 16% over $1,474,000 for the same period in 2001. Basic earnings per share were $0.50, a 28% increase compared to $0.39 for the third quarter of 2001. Diluted earnings per share were $0.48, a 30% increase compared to $0.37 for the third quarter of 2001.

Return on average equity and return on average assets during the third quarter of 2002 were 14.58% and 1.15% respectively, compared to 11.92% and 1.02% for the third quarter in 2001.

The Company's efficiency ratio improved to 53.36% compared to 56.01% in the third quarter of 2001. The Company's goal is to maintain an efficiency ratio at lower than 56% for 2002.

Cash earnings (net income adjusted for the after tax impact of amortization of goodwill) for the third quarter of 2002 were $1,739,000, or $0.51 (basic) and $0.49 (diluted) earnings per share, compared to $1,505,000, or $0.40 (basic) and $0.38 (diluted) earnings per share for the same period in 2001.

Net interest income for the third quarter of 2002 increased $119,000, or 2% compared to the same period in 2001. The increase in net interest income can be attributed to a decrease in interest expense, offset by a decrease in interest income. The Company was in a liability sensitive position, where liabilities repriced faster than assets in 2001 when rates were declining. In addition to this, the Company sold $54.0 million of its mortgage loan portfolio in 2001 which provided the Company liquidity and afforded the Company the opportunity to price its deposits moderately. The deposit base coming into 2002 was then at lower cost levels. The net interest spread for the third quarter of 2002 was 3.18% compared to 2.99% for the same period in 2001. The weighted average yield on interest earning assets was 6.24% for the third quarter of 2002, a decrease of 136 basis points compared to 7.60% in 2001. The weighted average cost of interest bearing liabilities was 3.06% for the third quarter of 2002, a decrease of 155 basis points compared to 4.61% in 2001. The increase in non-interest bearing deposits by $4.5 million, or 16%, also contributed to the increase in net interest margin. Net interest margin was 3.58% for the third quarter of 2002, slightly down compared to 3.59% for the same period in 2001.

The Company's total interest income (tax equivalent) on earning assets decreased 16% to $8,930,000 for the third quarter in 2002 compared to $10,577,000 for the same period in 2001. The average balance of interest earning assets increased 3% to $572.4 million compared to $556.9 million for the same period in 2001. The Federal Reserve's rate reductions in 2001 caused a decrease in the Company's loan index rates and prompted prepayments in the loan portfolio, particularly in the multi-family loan portfolio, which is mostly comprised of adjustable rate loans with floors established upon origination. As of September 30, 2002, $88.8 million of the adjustable multi-family loan portfolio had reached their floors. The average yield on loans for the third quarter of 2002 was 6.45%, down by 142 basis points compared to 7.87% for the same period in 2001. Loan costs associated with loan prepayments in the multi-family loan portfolio totaled $93,000. The average yield earned on investments was 4.74%, an 88 basis point decrease compared to 5.62% for the same period in 2001. The average yield on overnight investments for the third quarter of 2002 was 1.59%, a 179 basis point decrease compared to 3.38% for the same period in 2001. The increased volume of loans partially offset the effect of the income reduction from falling rates.

Total interest expense decreased 32% to $3,815,000 for the third quarter of 2002 compared to $5,573,000 for the same period in 2001. The average cost of deposits for the third quarter of 2002 was 2.86%, a 159 basis point decrease compared to 4.45% for the same period in 2001. The average balance of the High Yield Money Market account decreased 20% to $96.0 million compared to $120.4 million for the same period in 2001. The average balance of savings accounts increased 80% to $80.3 million compared to $44.5 million for the same period in 2001. The Company believes that the decline of the 91-day Treasury bill rate to which the High Yield Money Market account is indexed, caused the decline in this type of deposit. The Company also believes that the rate of savings accounts that remained fixed at 2.50%, prompted depositors to shift their funds from the High Yield Money Market account to savings accounts. Effective October 1, 2002, the Company implemented relationship pricing on its savings accounts. The savings account rate was reduced to 1.50% with an additional .75% premium rate on savings accounts that also have a checking account relationship. The average cost of borrowings decreased to 4.27%. a 143 basis point decrease compared to 5.70% for the same period in 2001.

The provision for loan losses was $217,000 for the third quarter of 2002, a 28% decrease for the same period in 2001. The net charge-offs for the quarter were $16,000.

On a quarterly basis, management of the Company meets to review the adequacy of the Allowance for Loan Losses. Each loan officer grades his or her individual commercial credits and the Company's outsourced loan review function validates the officers' grades. In the event that loan review results in a downgrade of the loan, it is included in the allowance analysis at the lower grade. The grading system is in compliance with the regulatory classifications and the allowance is allocated to the loans based on the regulatory grading, except in instances where there are known differences (i.e. collateral value is nominal, etc.) Once the specific portion of the allowance is calculated, management then calculates a historical portion for each loan category based on loan loss history, current economic conditions and trends in the portfolio, including delinquencies and impairments. As a result of this analysis, management believes that the allowance for losses on loans at September 30, 2002 was at a level adequate to absorb probable incurred losses on existing loans, although there can be no assurance that such losses will not exceed the estimated amounts.




LOAN LOSS ALLOWANCE ANALYSIS. The following table sets forth an analysis of the Company's allowance for loan losses for the periods indicated.

                                            THREE MONTHS ENDED
                                            SEPT 30,   SEPT 30,
                                              2002       2001
                                           ----------  ----------
                                           (Dollars in Thousands)

Balance at Beginning of Period               $6,650     $5,752
Charge-offs:

  Commercial Loans                                -          -
  Multi-family Loans                              -        -
  Commercial Real Estate Loans                    -          -
  Construction Loans                              -          -
  Commercial/Municipal Leases                     -          -
  Mortgage Loans                                  -          -
  Consumer                                       40         29
                                             ------     ------
  Charge-offs Total                              40         29

Recoveries:

  Commercial Loans                                -          -
  Multi-family Loans                              -          -
  Commercial Real Estate Loans                    -          -
  Construction Loans                              -          -
  Commercial/Municipal Leases                     -          -
  Mortgage Loans                                  -          -
  Consumer                                       24          7
                                             ------     ------
  Recoveries Total                               24          7
                                             ------     ------
  Net Charge-offs                                16         22


Additions Charged to Operations                 217        300
                                             ------     ------
Balance at End of Period                     $6,851     $6,030
                                             ======     ======
Ratio of Net Charge-offs During
  the Period to Average Loans
  Outstanding During the Period                0.00%      0.00%

Ratio of Allowance for Loan
  Losses to Non-performing Loans               1.57x      1.84x

Ratio of Allowance for Loan
  Losses to Total Outstanding Loans       1.32%     1.21%


Non-interest income increased $190,000, a 20% increase to $1,146,000 for the third quarter of 2002 compared to $956,000 for the same period in 2001. Loan charges and servicing fees increased $50,000. Lien release fees increased $54,000, loan modification fees increased $21,000, and document preparation fees increased $12,000. These increases were offset by a $22,000 decrease in investor service fees and a $16,000 decrease in letter of credit fees. Loan prepayment fees increased $34,000, mostly from prepayments in the multi-family loan portfolio. Mortgage banking fees increased $78,000, mainly from increase in conventional loan fees in the amount of $68,000 and mortgage loan application fees in the amount of $12,000. Deposit related charges decreased $21,000, mostly due to the decrease in service fees from retail checking accounts. The Company believes that the increase in retail checking deposits is from increased balances on which service fees are not charged. Gain on sale of investment securities totaled $39,000 for the third quarter of 2002 compared to a loss of $3,000 for the same period in 2001. Other income increased by $5,000 to $64,000 as compared to $59,000 for the same period in 2001. Included in other income for the third quarter of 2001 was $40,000 of credit card servicing income. There was no credit card servicing income in the third quarter of 2002 because the servicing contract was terminated in February 2002.

Non-interest expense for the third quarter of 2002 totaled $3,326,000, which is relatively at the same level compared to $3,318,000 for the same period in 2001. Compensation and benefits decreased $52,000. Medical insurance decreased $37,000, directors' retirement expenses decreased $23,000 and employee relations expenses decreased $10,000. Recent medical claims through August indicate smaller medical expenses prompting the Company to accrue based on budgeted medical expenses starting the third quarter of 2002 and reversed $140,000 that represented the difference between the maximum claims amount and the budgeted claims amount during the first six months of 2002. These were partially offset by an increase in base compensation of $24,000 as there were more open positions in the third quarter of 2001 as compared to the third quarter in 2002. Commissions and incentives decreased $12,000, mainly due to a reduced bonus expense in the third quarter of 2002. Data processing expenses increased $31,000. Advertising expenses increased $43,000 as efforts continue to attract deposits. Amortization of mortgage servicing rights decreased $12,000 due to smaller prepayments in the third quarter of 2002. The Company's efficiency ratio for the third quarter of 2002 improved to 53.36% compared to 56.01% for the same period in 2001. The Company's goal is maintain an efficiency ratio at lower than 56% for 2002.

Income tax expense increased $150,000 to $982,000 for the quarter ended September 30, 2002, compared to $832,000 for the same period in 2001. The effective tax rate approximated 36% for each period.


RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
------------------------------------------------------------------------------
Net income increased $780,000, or 18%, to $5,001,000 for the first nine months of 2002 compared to $4,221,000 for the same period in 2001. Basic earnings per share were $1.46, a 33% increase compared to $1.10 per share for the same period in 2001. Diluted earnings per share were $1.39, a 30% increase compared to $1.07 per share for the same period in 2001. Included in net income for 2001 was a $407,000 pretax gain on sale of single family mortgages. Core net earnings (net income adjusted for the after tax effect of the gain on sale of loans) was $3,972,000 for the first nine months in 2001, or $1.04 (basic) and $1.01 (diluted) per share. Basic earnings and diluted earnings per share for the first nine months of 2002 increased 40% and 38% respectively, as compared to the same period in 2001 on core earnings.

Return on average equity and return on average assets for the first nine months of 2002, were 14.45% and 1.12% respectively, compared to 11.51% and 0.97% for the same period in 2001. Return on average equity and return on average assets for the first nine months of 2001, without the gain on sale of mortgage loans, were 10.83% and 0.91% respectively.

The Company's efficiency ratio improved to 55.06% compared to 58.08% for the first nine months of 2001. The Company's goal is to maintain an efficiency ratio of below 56% for 2002.

Cash earnings (net income adjusted for the after tax impact of amortization of goodwill) for the first nine months of 2002 were $5,063,000, or $1.48 (basic) and $1.41 (diluted) earnings per share, compared to $4,315,000, or $1.13 (basic) and $1.10 (diluted) earnings per share for 2001. Core cash earnings (net income, exclusive of the gain on sale of loans, adjusted for the after tax impact of amortization of goodwill) for the first nine months of 2001 were approximately $4,066,000, or $1.06 (basic) and $1.04 (diluted) earnings per share.

Net interest income for the first nine months of 2002 increased $1,367,000, or 9%, to $15,830,000, compared to $14,463,000 for the same period in 2001.
Interest income decreased 15% while interest expense decreased 35% for the first nine months of 2002 as compared to the same period in 2001. The average yield on interest earning assets was 6.41%, a 138 basis point decrease from 7.79% for 2001. The average cost of interest bearing liabilities was 3.11%, a 183 basis point decrease from 4.94% for 2001. Net interest spread for the first nine months of 2002 was 3.30% compared to 2.85% for the same period in 2001. Net interest margin was 3.68% for the first nine months in 2002 compared to 3.47% in 2001. The increase in non-interest bearing deposits by $5.3 million, or 20%, contributed to the increase in interest margin.

The Company's total interest income (tax equivalent) on earning assets decreased 15% to $27,738,000 for the first nine months of 2002 compared to $32,744,000 for the same period in 2001. The average balance of interest earning assets increased 3% for the first nine months of 2002. The Federal Reserve's rate reductions in 2001 caused a decrease in the Company's loan index rates. The average yield on loans decreased to 6.63%, a 146 basis point decrease compared to 2001. Loan costs associated with loan prepayments in the multi-family loan portfolio totaled $408,000, which included $139,000 of loan costs associated with the sold loans in April 2002. The average yield on investments decreased to 4.70%, a 94 basis points decrease compared to 2001. The increase in volume of loans outstanding partially offset the effect of the income reduction from falling rates.

It has been the Company's strategy for the last year to concentrate on funding short-term adjustable rate loans to minimize its exposure to rising interest rates. The Company sold $20.1 million of its multi-family loan portfolio in April 2002 to better position itself in an increasing rate environment. The sale consisted of 5-year adjustable rate loans where the rates are fixed for the first 5-year term and then reprice off the 5-year Treasury index for the next five years. The loans were sold at 7% pass through until the next adjustment date, where the service fee will be set at .25% and the pass through rate will be adjusted accordingly. The gross coupon rates range from 7.25% to 9.625%. Funds have been redeployed to shorter term adjustable rate loans with floors set upon origination.

Total interest expense decreased 35% to $11,813,000 for the first nine months of 2002 compared to $18,150,000 for the same period in 2001. The average cost of deposits for the first nine months of 2002 was 2.94%, a 187 basis point decrease compared to 4.81% for the same period in 2001. The average balance on the High Yield Money Market account decreased while the average balance on savings accounts increased. The Company believes that the decline in the 91-day Treasury Bill rate to which the account is indexed caused the decline in the High Yield Money Market account. The Company also believes that consumers shifted their balances from the High Yield Money Market account that averaged 1.71% to savings accounts that remained fixed at 2.50%. Effective October 1, 2002, the Company implemented relationship pricing on its savings accounts. The savings accounts rate was reduced to 1.50% with an additional .75% premium rate on savings accounts that also have a checking account relationship. As of September 30, 2002, $61.2 million of the Company's savings accounts have checking account relationships and $23.8 million are regular savings accounts with no checking account relationships. The average balance of borrowing increased by $14.2 million while the average cost decreased to 4.06%, a 182 basis points decrease compared to 5.88% for the same period in 2001. The average balance of non-interest earning deposits increased by $5.3 million, which contributed in the increase of net interest margin for the first nine months of 2002.

The provision for loan losses was $853,000 for the first nine months in 2002 compared to $800,000 for the same period in 2001. Management believes that the allowance for loan losses as of September 30, 2002, was at a level adequate to absorb probable incurred losses on existing loans. However, there can be no assurance that such losses will not exceed estimated amounts.

On a quarterly basis, management of the Company meets to review the adequacy of the Allowance for Loan Losses. Each loan officer grades his or her individual commercial credits and the Company's outsourced loan review function validates the officers' grades. In the event that loan review results in a downgrade of the loan, it is included in the allowance analysis at the lower grade. The grading system is in compliance with the regulatory classifications and the allowance is allocated to the loans based on the regulatory grading, except in instances where there are known differences (i.e. collateral value is nominal, etc.) Once the specific portion of the allowance is calculated, management then calculates a historical portion for each loan category based on loan loss history, current economic conditions and trends in the portfolio, including delinquencies and impairments. As a result of this analysis, management believes that the allowance for losses on loans at September 30, 2002 was at a level adequate to absorb probable incurred losses on existing loans, although there can be no assurance that such losses will not exceed the estimated amounts.


LOAN LOSS ALLOWANCE ANALYSIS. The following table sets forth an analysis of the Company's allowance for possible loan losses for the periods indicated.


                                             NINE MONTHS ENDED
                                            SEPT 30,    SEPT 30,
                                              2002        2001
                                           ----------  ----------
                                           (Dollars in Thousands)

Balance at Beginning of Period               $6,547     $5,655
Charge-offs:

  Commercial Loans                                -          -
  Multi-family Loans                            159         45
  Commercial Real Estate Loans                  240        226
  Construction Loans                              -          -
  Commercial/Municipal Leases                    20          -
  Mortgage Loans                                 49          -
  Consumer                                      126        190
                                             ------     ------
  Charge-offs Total                             594        461

Recoveries:

  Commercial Loans                                -          -
  Multi-family Loans                              -          -
  Commercial Real Estate Loans                    -          -
  Construction Loans                              -          -
  Commercial/Municipal Leases                    10          -
  Mortgage Loans                                  -          -
  Consumer                                       35         36
                                             ------     ------
  Recoveries Total                               45         36
                                             ------     ------
  Net Charge-offs                               549        425


Additions Charged to Operations                 853        800
                                             ------     ------
Balance at End of Period                     $6,851     $6,030
                                             ======     ======
Ratio of Net Charge-offs During
  the Period to Average Loans
  Outstanding During the Period                0.11%      0.09%

Ratio of Allowance for Possible
  Loan Losses to Non-performing Loans          1.57x      1.84x


Non-interest income increased $414,000, or 13% for the first nine months of 2002 compared to the same period in 2001. Core non-interest income, excluding the $407,000 gain on sale of loans in 2001 was $2,814,000. Non-interest income for the first nine months of 2002 increased $821,000 compared to core non-interest income for the same period in 2001. Loan prepayment fees increased $651,000. Deposit related charges and fees increased $34,000. Service fees on account analysis from commercial accounts increased $46,000, Internet banking fees increased $9,000 and ATM/Debit card income increased $4,000. These were offset by a decrease in checking account fees and service charges by $24,000. The Company believes that the increase in retail checking deposits was from increased balances on which service fees were not charged. Net gain on sale of securities and loans decreased $258,000. In 2001, the Company had a $35,000 loss on sale of securities and a $407,000 gain on sale of loans. For 2002, the $113,000 represented gain on sale of investments. CoVest insurance and annuity commissions decreased $21,000. Other income remained at the same level for the first nine months of 2002 and 2001. Included in other income for the first nine months of 2002 was $65,000 representing partial interest on a 1992 and 1993 State of Illinois income tax refund. Other income for the first nine months in 2001 included credit card servicing income of $105,000 compared to $5,000 for 2002. The credit card servicing relationship was terminated in February 2002.

Non-interest expense increased $448,000, or 4%, for the first nine months of 2002 compared to the comparable period in 2001. Compensation and benefits increased $479,000. Base compensation increased $154,000. Medical insurance increased $236,000 due to higher medical costs in 2002 compared to that in 2001. Employee benefits increased $75,000 due to ESOP expense instituted in February 2002. Directors' retirement expenses decreased by $32,000. Commissions and incentives decreased $296,000 mostly due to reduced bonus expenses during the first nine months of 2002 compared to the same period in 2001. Data processing expenses increased $59,000. Core processing expenses increased $19,000, ATM expense increased $21,000, Internet maintenance increased $9,000 and other processing expenses increased $10,000. Advertising expenses increased $52,000 as efforts continue to increase core deposits. Expenses on other real estate owned assets increased $216,000, which was comprised of back taxes, foreclosure expenses and expenses in selling the properties. Other expenses decreased $66,000. Professional services decreased $47,000. Loan related expenses decreased $32,000.

Income tax expense increased $500,000 to $2,893,000 for the nine-month period ending September 30, 2002, compared to $2,393,000 for the same period in 2001. The effective tax rate was 37% for the nine months ended September 30, 2002 as compared to 36% for the nine months ended September 30, 2001.


ITEM 3.      QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

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

The Company has been setting floors on its non-retail adjustable rate loans as a protection in a falling rate environment since the introduction of that type of product to its loan mix. On October 9, 2001, the Company entered into an Interest Rate Cap Agreement with Morgan Keegan for a notional amount of $10 million for three years, against the 91 day Treasury Bill rate, at the strike rate of 4.50%. The Company paid a fixed amount of $113,000 covering the entire 3-year agreement. A weekly weighted average calculation will be used to determine Morgan Keegan's position and will be liable for the difference when the 91 day Treasury Bill rate exceeds 4.50%. The Company believes that the move will help cushion the impact of rising rates, particularly on the High Yield Money Market account that is indexed to the weekly 91 day Treasury Bill auction. The derivative instrument is recorded at its fair value and any changes in fair value are recorded in interest expense.

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


                            SEPTEMBER 30, 2002

   Change in                                        Percent Change in
 Interest Rates            Percent Change in        MV of Portfolio
  (basis points)          Net Interest Income            Equity
----------------         ---------------------     -------------------
     +200                         +9%                      -4%

     +100                         +4                       -2

        0                          0                        0

     -100                         -3                       +2

     -200                         -6                       +8


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

     -100                         +3                       +1

     -200                         +8                       +3


The following table presents the Company's cumulative gap position as of the dates indicated:
                            SEPT 30, 2002              SEPT 30, 2001
                           ---------------            --------------
(Dollars in Thousands)

      92 days                  $69,023                   ($56,299)
     182 days                  $62,589                   ($73,552)
     365 days                  $32,320                   ($84,548)


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


ITEM 4.      CONTROLS AND PROCEDURES

Based upon an evaluation within the 90 days prior to the filing date of this report, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect the Company's internal controls subsequent to the date of the evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


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


ITEM 2.  CHANGES IN SECURITIES
         None


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
         None


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         None


ITEM 5.  OTHER INFORMATION
         None


ITEM 6.  EXHIBITS AND REPORTS

(a) Exhibits

    99.1 - Certificate of Chief Executive Officer

    99.2 - Certificate of Chief Financial Officer

(b) Reports on Form 8-K

A report on Form 8-K was filed on July 23, 2002 to report under Item 5 the Company's earnings for the second quarter of 2002.

A report on Form 8-K was filed on August 29, 2002 to report under
Item 5 the declaration of a regular quarterly dividend.




                             SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COVEST BANCSHARES, INC.

DATED: OCTOBER 29, 2002


BY:     /s/ JAMES L. ROBERTS
        JAMES L. ROBERTS
        PRESIDENT AND
        CHIEF EXECUTIVE OFFICER


BY:     /s/ PAUL A. LARSEN
        PAUL A. LARSEN
        EXECUTIVE VICE PRESIDENT,
        TREASURER AND
        CHIEF FINANCIAL OFFICER



I, James L. Robert, Chief Executive Officer of the Company, certify that:

1. I have reviewed this quarterly report on Form 10-Q of CoVest Bancshares, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in the Report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

DATE: OCTOBER 29, 2002

/S/ JAMES L. ROBERTS
JAMES L. ROBERTS
CHIEF EXECUTIVE OFFICER


I, Paul A. Larsen, Chief Financial Officer of the Company, certify that:

1. I have reviewed this quarterly report on Form 10-Q of CoVest Bancshares, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in the Report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

DATE:  OCTOBER 29, 2002

/S/ PAUL A. LARSEN
PAUL A. LARSEN
CHIEF FINANCIAL OFFICER



Exhibit 99.1

           CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,
                         AS ADOPTED PURSUANT TO
             SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of CoVest Bancshares, Inc. (the "Company") on Form 10-Q for the period ending September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, James L. Roberts, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.



DATE: OCTOBER 29, 2002

/S/ JAMES L. ROBERTS
JAMES L. ROBERTS
CHIEF EXECUTIVE OFFICER





Exhibit 99.2



           CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,
                         AS ADOPTED PURSUANT TO
             SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of CoVest Bancshares, Inc. (the "Company") on Form 10-Q for the period ending September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Paul A. Larsen, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.



DATE:  OCTOBER 29, 2002

/S/ PAUL A. LARSEN
PAUL A. LARSEN
CHIEF FINANCIAL OFFICER