Form 10-K
period 2002-12-31
COVEST BANCSHARES INC
filed 2003-03-27
CIK 885694

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                         ------------------------------

                                    FORM 10-K

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [Fee Required]

      For the fiscal year ended December 31, 2002

OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]
      For the transition period from _______ to _______

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

                                                       Name of Each Exchange
  Title of Each Class                                   on which Registered
         NONE                                                   NONE

           Securities Registered Pursuant to Section 12(g) of the Act:
                     Common Stock, par value $.01 per share
                                (Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such requirements for the past 90 days.

                                 YES |X| NO |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

                                 YES |_| NO |X|

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on the last sales price quoted on the Nasdaq National Market System on June 28, 2002, the last business day of the registrant's most recently completed second fiscal quarter, was approximately $30,122,791*.

As of March 27, 2003, the Registrant had issued 4,403,803 shares of the Registrant's Common Stock. In addition, it had also repurchased 956,841 shares that were being held as treasury stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

       PART III of Form 10-K--Portions of the Proxy Statement for the 2003
                         Annual Meeting of Stockholders.

* Based on the closing price of the Registrant's Common Stock on June 28, 2002, and reports of beneficial ownership filed by directors and executive officers of Registrant and by beneficial owners of more than 5% of the outstanding shares of Common Stock of Registrant; however, such determination of shares owned by affiliates does not constitute an admission of affiliate status or beneficial interest in shares of Registrant's Common Stock.

                             COVEST BANCSHARES, INC.

                         2002 ANNUAL REPORT ON FORM 10-K

                                Table of Contents

                                                                                       Page
                                                                                     Number
                                           PART I

Item 1.   Business ................................................................       5

Item 2.   Properties ..............................................................      32

Item 3.   Legal Proceedings .......................................................      32

Item 4.   Submission of Matters to a Vote of Security Holders .....................      32

                                           PART II

Item 5.   Market for the Registrant's Common Stock and Related
             Stockholder Matters ..................................................      33

Item 6.   Selected Financial Data .................................................      35

Item 7.   Management's Discussion and Analysis of Results of Operations
             and Financial Condition ..............................................      37

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk ..............      49

Item 8.   Consolidated Financial Statements .......................................      53

Item 9.   Changes in and Disagreements With Accountants on Accounting and Financial
             Disclosure ...........................................................      84

                                          PART III

Item 10.  Directors and Executive Officers of the Registrant ......................      84

Item 11.  Executive Compensation ..................................................      84

Item 12.  Security Ownership of Certain Beneficial Owners and  Management .........      84

Item 13.  Certain Relationships and Related Transactions ..........................      85

Item 14.  Controls and Procedures .................................................      85

                                           PART IV

Item 15.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K ........      86

SIGNATURE .........................................................................      87

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

The Company's ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on the operations and future prospects of the Company and its subsidiaries include, but are not limited to, the following:

o The strength of the United States economy in general and the strength of the local economies in which the Company conducts its operations which may be less favorable than expected and may result in, among other things, a deterioration in the credit quality and value of the Company's assets.

o The economic impact of past and any future terrorist attacks, acts of war or threats thereof and the response of the United States to any such threats and attacks.

o The effects of, and changes in, federal, state and local laws, regulations and policies affecting banking, securities, insurance and monetary and financial matters.

o The effects of changes in interest rates (including the effects of changes in the rate of prepayments of the Company's assets) and the policies of the Board of Governors of the Federal Reserve System.

o The ability of the Company to compete with other financial institutions as effectively as the Company currently intends due to increases in competitive pressures in the financial services sector.

o The inability of the Company to obtain new customers and to retain existing customers.

o The timely development and acceptance of products and services, including products and services offered through alternative delivery channels such as the Internet.

o Technological changes implemented by the Company and by other parties, including third party vendors, which may be more difficult or more expensive than anticipated or which may have unforeseen consequences to the Company and its customers.

o The ability of the Company to develop and maintain secure and reliable electronic systems.

o The ability of the Company to retain key executives and employees and the difficulty that the Company may experience in replacing key executives and employees in an effective manner.

o Consumer spending and saving habits which may change in a manner that affects the Company's business adversely.

o Business combinations and the integration of acquired businesses which may be more difficult or expensive than expected.

o     The costs, effects and outcomes of existing or future litigation.

o Changes in accounting policies and practices, as may be adopted by state and federal regulatory agencies and the Financial Accounting Standards Board.

o The ability of the Company to manage the risks associated with the foregoing as well as anticipated.

These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Additional information concerning the Company and its business, including other factors that could materially affect the Company's financial results, is included in the Company's filings with the Securities and Exchange Commission.

ITEM 1. BUSINESS

                                   THE COMPANY

GENERAL

CoVest Bancshares, Inc., a Delaware corporation (the "Company"), is a bank holding company registered under the Bank Holding Company Act of 1956, as amended (the "BHCA"). The Company's subsidiary is CoVest Banc, National Association, a national banking association (the "Bank"). The Bank's subsidiary service corporation, CoVest Investments, Inc., an Illinois corporation ("CII"), engages in the business of selling annuities, insurance products and complete brokerage services. The Company was organized in 1992, in connection with the Bank's conversion from the mutual to the stock form of organization (the "Conversion") which was completed on June 30, 1992. The Company's common stock is quoted on the Nasdaq National Market System under the symbol "COVB". Prior to August 1997, the Company was a savings and loan holding company registered under the Home Owners Loan Act, as amended. The Company became a bank holding company effective August 1, 1997, when the Bank completed its conversion from a federal savings association to a national bank.

The Company entered into an Agreement and Plan of Reorganization with Midwest Banc Holdings, Inc. ("Midwest Banc") on November 1, 2002 (the "Merger Agreement") that, if approved by the Company's stockholders at a special meeting of stockholders, will result in the Company being merged with and into Midwest Banc. The special meeting of stockholders originally scheduled for March 17, 2003, was cancelled after Midwest Banc informed the Company that bank regulatory agencies would be delaying the processing of Midwest's applications to acquire the Company.

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

The Company's income is derived from interest on loans and securities, service charges, loan origination and servicing fees, mortgage origination fees, and proceeds from the sale of annuity and insurance products through CII. The Company's operations are affected by general economic conditions, the monetary and fiscal policies of the federal government and the policies of the various regulatory authorities, including the OCC, FDIC and the FRB. Its results of operations are largely dependent upon its net interest income, which is the difference between the interest it receives on its loan and securities portfolios and the interest it pays on its deposit accounts and borrowed money.

The Company's corporate headquarters are located at 749 Lee Street, Des Plaines, Illinois. The Company's telephone number is (847) 294-6500. Its Internet address is www.covestbanc.com.

MARKET AREA

The Company's main office and a drive-up facility are located in downtown Des Plaines, Illinois. Des Plaines is a mature suburban Chicago community that had a population of approximately 55,250 in 2000. Des Plaines is located approximately 20 miles from downtown Chicago and five miles north of Chicago's O'Hare airport.

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

LOAN PORTFOLIO COMPOSITION

The following table outlines the composition of the Company's loan portfolio in dollar amounts and in percentages as of the dates indicated:

                                                                             December 31,
                                        2002                 2001                2000                1999                 1998
                                        ----                 ----                ----                ----                 ----
                                  Amount    Percent    Amount   Percent    Amount   Percent    Amount    Percent    Amount   Percent
                                 --------   -------   --------  -------   --------  -------   --------   -------   --------  -------
                                                                       (Dollars in Thousands)
Commercial loans                 $ 56,519    10.43%   $ 46,770    9.08%   $ 36,397    7.21%   $ 17,207     3.69%   $  8,035    1.98%
Real estate loans
    One-to-four family(1)          55,485    10.24      59,551   11.56     121,076   23.98     130,235    27.91     154,182   37.94
    Multi-family                  252,165    46.55     222,556   43.19     162,102   32.09     126,109    27.03      55,661   13.70
    Commercial real estate         84,552    15.61      79,403   15.41      79,298   15.70      73,596    15.77      66,776   16.43
    Construction                   54,587    10.07      58,933   11.44      48,324    9.57      46,177     9.90      40,572    9.98
                                 --------   ------    --------  ------    --------  ------    --------   ------    --------  ------
     Total real estate loans      446,789    82.47     420,443   81.60     410,800   81.34     376,117    80.61     317,191   78.05

Commercial leases                     522     0.10       1,774    0.34       5,928    1.17      22,029     4.72      35,166    8.66

Consumer loans
   Automobile                       7,292     1.35      10,661    2.07      15,550    3.08      21,387     4.58      21,036    5.18
   Home equity Improvement         28,837     5.32      33,460    6.49      33,567    6.65      27,786     5.96      22,654    5.57
   Other                            1,773     0.33       2,152    0.42       2,753    0.55       2,066     0.44       2,290    0.56
                                 --------   ------    --------  ------    --------  ------    --------   ------    --------  ------
     Total consumer loans          37,902     7.00      46,273    8.98      51,870   10.28      51,239    10.98      45,980   11.31
                                 --------   ------    --------  ------    --------  ------    --------   ------    --------  ------
       Total loans                541,732   100.00%    515,260  100.00%    504,995  100.00%    466,592   100.00%    406,372  100.00%
                                            ======              ======              ======               ======              ======
Net deferred costs                    331                  907               1,091                 938                  269
                                 --------             --------            --------            --------             --------
   Total loans receivable        $542,063             $516,167            $506,086            $467,530             $406,641
                                 ========             ========            ========            ========             ========

(1) Including loans held for sale.

The following table shows the composition of the Company's loan portfolio by fixed and adjustable rates at the dates indicated:

                                                                             December 31,
                                        2002                 2001                2000                1999                 1998
                                        ----                 ----                ----                ----                 ----
                                  Amount    Percent    Amount   Percent    Amount   Percent    Amount    Percent    Amount   Percent
                                 --------   -------   --------  -------   --------  -------   --------   -------   --------  -------
                                                                       (Dollars in Thousands)
Fixed rate loans
   Commercial loans              $ 20,319     3.75%   $ 21,465    4.17%   $ 19,747    3.91%   $  9,799     2.10%   $  1,722    0.42%

   Real estate loans
      One-to-four family(1)        18,448     3.40      25,486    4.95      54,774   10.85      65,526    14.04      89,390   22.00
      Multi-family                 11,141     2.06      12,168    2.36       2,736    0.54       4,390     0.94         391    0.10
      Commercial real estate       26,033     4.81      44,472    8.63      35,367    7.00      29,687     6.36      19,735    4.86
      Construction                  3,793     0.70          --      --          --      --         600     0.13         199    0.05
                                 --------   ------    --------  ------    --------  ------    --------   ------    --------  ------
        Total real estate loans    59,415    10.97      82,126   15.94      92,877   18.39     100,203    21.47     109,715   27.01

      Commercial leases               522     0.10       1,774    0.34       5,928    1.17      22,029     4.72      35,166    8.65

      Consumer loans               16,184     2.98      25,616    4.97      31,618    6.26      31,436     6.74      27,292    6.71
                                 --------   ------    --------  ------    --------  ------    --------   ------    --------  ------
        Total fixed rate loans     96,440    17.80     130,981   25.42     150,170   29.73     163,467    35.03     173,895   42.79
                                 --------   ------    --------  ------    --------  ------    --------   ------    --------  ------
Adjustable-rate loans
   Commercial loans                36,200     6.68      25,305    4.91      16,650    3.30       7,408     1.59       6,313    1.56

   Real estate loans
      One-to-four family           37,037     6.84      34,065    6.61      66,302   13.13      64,709    13.87      64,792   15.94
      Multi-family                241,024    44.49     210,388   40.83     159,366   31.56     121,719    26.09      55,270   13.60
      Commercial real estate       58,519    10.80      34,931    6.78      43,931    8.70      43,909     9.41      47,041   11.58
      Construction                 50,794     9.38      58,933   11.44      48,324    9.57      45,577     9.77      40,373    9.93
                                 --------   ------    --------  ------    --------  ------    --------   ------    --------  ------
        Total real estate loans   387,374    71.51     338,317   65.66     317,923   62.96     275,914    59.14     207,476   51.05

      Consumer loans               21,718     4.01      20,657    4.01      20,252    4.01      19,803     4.24      18,688    4.60
                                 --------   ------    --------  ------    --------  ------    --------   ------    --------  ------
        Total adjustable-rate
           loans                  445,292    82.20     384,279   74.58     354,825   70.27     303,125    64.97     232,477   57.21
                                 --------   ------    --------  ------    --------  ------    --------   ------    --------  ------
Total loans                       541,732   100.00%    515,260  100.00%    504,995  100.00%    466,592   100.00%    406,372  100.00%
                                            ======              ======              ======               ======              ======
Net deferred costs                    331                  907               1,091                 938                  269
                                 --------             --------            --------            --------             --------
   Total loans receivable        $542,063             $516,167            $506,086            $467,530             $406,641
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

The following schedule illustrates the contractual maturities of the Company's loan portfolio at December 31, 2002. Mortgages that have adjustable or floating interest rates are shown as maturing in the period during which the contract is due. The schedule does not reflect the effects of possible prepayments or enforcement of due-on-sale clauses:

                     One-to-Four Family
                     Residential Loans                            Commercial Real
                             (1)          Commercial Loans (2)    Estate Loans (3)     Consumer Loans (4)            Total
                     ------------------   --------------------    ----------------     ------------------            -----
Coming due during               Weighted              Weighted               Weighted              Weighted                Weighted
years ending                    Average               Average                Average               Average                 Average
December 31,       Amount         Rate      Amount      Rate      Amount       Rate     Amount       Rate      Amount        Rate
------------       ------         ----      ------      ----      ------       ----     ------       ----      ------        ----
2003              $  1,785       6.77%   $ 34,545       5.30%   $ 71,361       5.96%   $  5,314       6.68%   $113,005       5.80%
2004                 6,511       6.74       6,488       6.66      20,900       6.17       3,374       6.97      37,273       6.43
2005                 1,915       7.52       8,334       7.49      11,425       5.78       2,043       6.85      23,717       6.61
2006 to 2007         3,312       6.95       6,158       6.07     127,212       5.10       2,808       6.75     139,490       5.22
2008 to 2012         6,387       6.61       1,516       5.10     160,406       6.77      24,340       5.71     192,649       6.62
2013 to 2027        25,753       6.71          --       0.00          --       0.00          23       9.00      25,776       6.71
2028 and beyond      9,822       6.54          --       0.00          --       0.00          --       0.00       9,822       6.54
                  --------   --------    --------   --------    --------   --------    --------   --------    --------   --------
         Total    $ 55,485       6.71%   $ 57,041       5.85%   $391,304       5.99%   $ 37,902       6.10%   $541,732       6.08%
                  ========   ========    ========   ========    ========   ========    ========   ========    ========   ========

(1)   Includes loans held for sale.

(2)   Commercial loans consist of commercial loans and commercial leases.

(3) Commercial real estate loans consist of commercial real estate loans, construction loans and multi-family loans.

(4) Consumer loans consist of home equity, auto and various secured and unsecured loans.

Approximately $77.0 million in fixed rate loans and $351.7 million in variable rate loans had maturities in excess of one year at December 31, 2002.

The aggregate amount of loans that the Bank is permitted to make to any one borrower is generally limited to 15% of unimpaired capital and surplus (25% if the security for such loan has a "readily ascertainable" value). At December 31, 2002, the Bank's regulatory loan-to-one borrower limit was $7.7 million. On the same date, the Bank's largest lending relationship was $7.5 million. As of December 31, 2002, the Bank had five relationships in the range of $6.4 million to $7.0 million.

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

The Company has attempted to minimize the foregoing risks by adopting what management believes are conservative underwriting guidelines that impose more stringent loan-to-value ratios, applicant's payment history, cash flow, value of collateral, and credit worthiness of the business.

At December 31, 2002, the Company had $84.5 million in commercial real estate loans, $54.6 million in construction loans, $56.5 million in commercial loans, $0.5 million in commercial leases, and $252.2 million in multi-family loans. The allowance for loan losses included $6.5 million for these types of loans at December 31, 2002.

Multi-family loans showed the largest dollar increase in 2002. These loans are concentrated in the counties surrounding the Company's locations with the major dollar volumes and numbers being situated in Cook County, Illinois. As of December 31, 2002, 16% of outstanding multi-family loans are out of territory. Most of these loans are to finance or refinance apartment buildings ranging in size from five units up to 24 units. The terms of the loans are prime rate adjustable, weekly three-month treasury bill adjustable, one year adjustable rate, three year adjustable rate, or five year adjustable rate, adjusting in accordance with a designated index, that is generally subject to a floor, a ceiling, prepayment penalties and have a maximum loan-to-value ratio of 80%. The Company, to augment its liquidity needs and reduce credit exposure, may sell participations on less than two-year originated multi-family loans. As of December 31, 2002, $22.3 million of the multi-family loan portfolio had been participated without recourse.

Construction lending is primarily for rehabilitation projects in Cook County and some land development projects around the Company's lending area. These rehabilitation projects are for the conversion of old warehouse and factory space into single family townhouses or condominiums. The typical build out time is less than eighteen months and is priced at a margin above the prime rate. The Company, to augment its liquidity needs and reduce credit exposure, may sell participations of construction loans. As of December 31, 2002, $14.0 million of the construction loan portfolio had been participated without recourse. The Company intends to limit its exposure in this type of lending in 2003.

Commercial real estate loans are primarily for mixed use properties, owner occupied office buildings, operating strip malls and hotel or motel loans. These loans usually reprice at least every five years based upon a margin over the five year constant maturity treasury. The Company, to augment its liquidity needs and reduce credit exposure, may sell participations of commercial real estate loans. As of December 31, 2002, $5.1 million of the commercial real estate loan portfolio had been participated without recourse.

ONE-TO-FOUR FAMILY RESIDENTIAL REAL ESTATE LENDING

In general, the Company retains in its portfolio single-family residential mortgage loans that provide periodic adjustments of the interest rate (adjustable-rate mortgage loans). These loans generally have terms of up to 30-years and interest rates which adjust every one or two years in accordance with an index based on the yield on certain U.S. government securities. A portion of these loans may guarantee borrowers a fixed rate of interest for the first three to five years of the loan's term. It is the Company's normal practice to discount the interest rate it charges on its adjustable-rate mortgage loans during the first one to five years of the loan, which has the effect of reducing a borrower's payment during such years. In addition, most of the Company's adjustable-rate mortgage loan agreements permit borrowers to convert their adjustable-rate loans to fixed rate loans.

Adjustable-rate mortgage loans decrease the Company's exposure to risks associated with changes in interest rates, but involve other risks because as interest rates increase, borrowers' monthly payments increase, thus increasing the potential for default. This risk has not had any adverse effect on the Company to date, although no assurances can be made with respect to future periods.

The Company also originates fixed-rate mortgage loans in order to provide a full range of product to its customers. Such loans are originated usually under terms, conditions, and documentation standards that make such loans eligible for sale to the Federal Home Loan Mortgage Corporation ("FHLMC"), the Federal National Mortgage Association ("FNMA") and other institutional investors. The Company generally sells these loans at the time they are originated. Sales of mortgage loans provide additional funds for lending and other business purposes and have generally been under terms that do not provide for any recourse to the Company by the purchaser.

During 2002, mortgage banking originated and sold on a service release basis 246 loans. Additionally, 123 loans were originated and retained in the Company's portfolio.

The Company will continue to originate loans targeted at low and moderate income home buyers, through the Affordable Housing Program, which will be retained in its portfolio. Of the 123 loans originated, 76 were through the affordable housing program that represented $11.9 million.

At December 2002, $55.5 million, including loans held for sale, of the Company's loan portfolio consisted of loans on one-to-four family residences. At December 31, 2002, the Company's largest outstanding residential loan was $832,000. Substantially all of the residential loans originated by the Company are secured by properties located in the Company's primary market area. See "Originations, Purchases and Sales of Loans".

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

The Company currently originates substantially all of its consumer loans in its primary market area. At December 31, 2002, the Company's consumer loans totaled $37.9 million or 7.00% of the Company's loan portfolio.

For second mortgage and home equity loans, the Company evaluates both the borrower's ability to make principal, interest and escrow payments and the value of the property that will secure the loan. The Company's second mortgage loans and home equity lines of credit are generally originated in amounts which, together with the amount of the first mortgage, do not exceed 100% of the appraised value of the property securing the loan. Home equity loans are revolving lines-of-credit, with the interest rate floating at a stated margin over the prime rate. Second mortgage loans are generally made for terms of up to ten years with fixed interest rates. Other consumer loan terms vary according to the type of collateral, length of contract and creditworthiness of the borrower. The outstanding balance of these types of loans was $28.8 million at December 31, 2002.

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

Consumer loans may entail greater risk than residential mortgage loans, particularly in the case of consumer loans which are unsecured or secured by depreciable assets such as automobiles. The outstanding balance in automobile loans and other consumer loans at December 31, 2002 was $9.1 million. In such cases, any repossessed collateral for defaulted consumer loans may not provide adequate sources of repayment for the outstanding loan balances as a result of the greater likelihood of damage, loss or depreciation. In addition, consumer loan collections are dependent on the borrower's continuing financial stability, and thus are more likely to be affected by adverse personal circumstances. Furthermore, the application of various federal and state laws, including federal and state bankruptcy and insolvency laws, may limit the amount which can be recovered on such loans. Although the level of delinquencies in the Company's consumer loan portfolio has been manageable, there can be no assurance that delinquencies will not increase in the future.

ORIGINATIONS, PURCHASES AND SALES OF LOANS AND MORTGAGE-BACKED SECURITIES

The Company originates loans through loan officers, including commissioned originators. Walk-in customers and referrals from real estate brokers, builders and commercial lenders in the area are also important sources for loan originations.

In 2002 and 2001, the Company did not purchase any mortgage backed securities or residential loans. There were no mortgage-backed securities in the Company's investment portfolio as of December 31, 2002. Plans in 2003 do not currently include purchase of either any mortgage-backed securities or residential loans.

The Company has securitized residential real estate loans from time to time. When loans have been securitized, the Company retains the responsibility for servicing the loan. At December 31, 2002, and 2001, there were approximately $38.1 million and $66.0 million in the loan servicing portfolio.

The Company sold $54.1 million of its single family mortgage loan portfolio in March 2001, in anticipation of falling rates and the risk of prepayments. This reduced the Company's interest rate risk exposure on long term fixed rate assets that had the ability to be refinanced by the borrower without penalty should rates decline. The sale consisted of a $28.5 million sale of single use customer mortgages and a $25.6 million sale of multi-use service customer mortgages. Single use customer mortgages are customers with no other banking relationship with the Company besides the mortgage loan. These loans were sold on a service release basis, which means discontinuing the collection of principal and interest payments, thereby giving up the rights of collecting servicing income. Multi-service customer mortgages are customers with other banking relationship with the Company, such as deposit account relationships and home equity lines of credit. These multi-service customer mortgages were sold on a service retained basis, which means continuing the collection of principal and interest payments for the remaining term of the loan and the right to receive servicing income from the loan purchaser. Proceeds from the sale were used to fund growth in the commercial and multi-family portfolios.

In April 2002, the Company sold $20.1 million of its multi-family loan portfolio which consisted of 5-year adjustable rate loans where the rate is fixed for the first 5-year term and then reprice off the 5-year Treasury index for the next five years. There was no gain or loss on the transaction and the loans were sold at 7% pass-through until the next rate adjustment. The overall average gross rate was 8.00%. The Company retains the servicing of the loans for a 0.25% servicing fee and a 50/50 split of the prepayment fee negotiated for the life of the contract.

The following table shows the originations, purchases, sales, and repayments of loans and mortgage-backed securities of the Company for the periods indicated:

                                                               Year Ended December 31,
                                                               -----------------------
                                                           2002          2001          2000
                                                           ----          ----          ----
                                                                     (In Thousands)
Originations of portfolio loans
    Adjustable rate
       Commercial loans                                 $  21,136     $  14,703     $  13,698
       One-to-four family                                  14,876        16,985        12,229
       Multi-family                                       102,322       115,842        57,944
       Commercial real estate                              18,007         8,183        11,749
       Construction loans                                  40,931        49,879        48,655
       Consumer                                               347         4,139         2,437
                                                        ---------     ---------     ---------

          Total adjustable rate                           197,619       209,731       146,712

    Fixed rate
       Commercial loans                                     5,773         7,225        12,918
       One-to-four family                                   1,966         1,655           247
       Multi-family                                        20,678         3,413           632
       Commercial real estate                              14,597        15,120         2,633
       Commercial leases                                       --            --            --
       Consumer                                             2,633         5,388         7,294
                                                        ---------     ---------     ---------

          Total fixed rate                                 45,647        32,801        23,724
                                                        ---------     ---------     ---------

              Total loans originated                      243,266       242,532       170,436

Sales and repayments of loans and mortgage-backed
  securities
    Sales of mortgage-backed securities                    (2,060)       (2,958)      (11,948)
    Sale of one-to-four family loans                           --       (54,140)           --
    Sale of multi-family loans                            (20,083)           --            --
    Principal repayments                                 (198,599)     (180,356)     (129,601)
                                                        ---------     ---------     ---------

       Total reductions                                  (220,742)     (237,454)     (141,549)

Decrease in other items, net                                 (576)         (185)         (165)
                                                        ---------     ---------     ---------

Net increase in loans and mortgage-backed securities    $  21,948     $   4,893     $  28,722
                                                        =========     =========     =========

DELINQUENCY PROCEDURES

When a borrower fails to make a required payment on a loan, the Company attempts to cure the delinquency by contacting the borrower. In the case of residential loans subject to late charges, a late notice is sent 15 days after the due date, at which time a late charge is assessed. If the delinquency is not cured by the 30th day, contact with the borrower is made by phone or a second notice is mailed. Additional written and oral contacts are made with the borrower between 30 and 60 days after the due date.

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

                                              Loans Delinquent For
                     --------------------------------------------------------------------                  Total
                              30 - 89 Days                       90 Days and Over                     Delinquent Loans
                     -------------------------------      -------------------------------      -------------------------------
                                             Percent                              Percent                              Percent
                                               of                                   of                                   of
                                              Loan                                 Loan                                 Loan
                     Number      Amount     Category      Number      Amount     Category      Number      Amount     Category
                     ------      ------     --------      ------      ------     --------      ------      ------     --------
                                                              (Dollars in Thousands)
One-to-four
  family                  4      $  401        0.72%          --      $   --          --%          4      $  401        0.72%
Commercial real
  estate                  1         220        0.26            1          38        0.04            2         258        0.30
Multi-family             --          --          --           --          --          --           --          --          --
Construction             --          --          --           --          --          --           --          --          --
Commercial                3         674        1.19            3       1,415        2.49            6       2,089        3.68
Commercial leases        --          --          --            1          14       2.68             1          14        2.68
Consumer                  4          30        0.08           --          --          --            4          30        0.08
                     ------      ------      ------       ------      ------      ------       ------      ------      ------
   Total                 12      $1,325        0.24%           5      $1,467        0.27%          17      $2,792        0.51%
                     ======      ======      ======       ======      ======      ======       ======      ======      ======

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

The Special Mention category consists of assets which do not currently expose a financial institution to a sufficient degree of risk to warrant classification, but do possess credit deficiencies or potential weaknesses deserving management's close attention. Assets classified as Substandard or Doubtful require the institution to establish prudent general allowances for loan losses. These loans are considered non-performing. If an asset or portion thereof is classified as Loss, the institution must either establish specific allowances for loan and lease losses in the amount of 100% of the portion of the asset classified as Loss, or charge off such amount. If an institution does not agree with an examiner's classification of an asset, it may appeal this determination to the Regional Director of the OCC. Certain loans delinquent less than 90 days are categorized as Special Mention. As a result of management's review of its assets, at December 31, 2002, the Company had categorized none of its assets as Special Mention, $3.9 million as Substandard, and none as Doubtful or Loss. The Company's classified assets consist of non-performing loans.

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

At December 31, 2002, the Company had $3,934,000 of impaired loans. The Company had three commercial real estate loans to related borrowers totaling $3,016,000 that were put to non-accrual status in the third quarter of 2002. The Company has begun the foreclosure process and is having new appraisals performed on the properties. As of December 31, 2002, the Company had allocated $300,000 of the allowance for loan losses to these impaired loans. Subsequently, in the first quarter of 2003, the Company charged off the $300,000. A $1,426,000 multi-family loan was classified as non-accrual in June 2002. The Company charged-off $159,000 of this loan during the second quarter of 2002. A subsequent payment was made on this loan, which now has a balance of $918,000. The average balance of impaired loans during the year was $4,352,000. Interest income recognized on impaired loans was not material in 2002.

The $661,000 other real estate owned is an undeveloped commercial property in Chicago. The loan balance was $780,000 and the Company charged off $118,000 on the loan during 2001. The property was sold in February 2003 and the Company incurred $57,000 of expenses. The loss incurred on the sale was $27,000.

The table below sets forth the amounts and categories of non-performing assets in the Company's loan portfolio. Loans are placed on non-accrual status when the collection of principal and/or interest becomes doubtful.

                                                                     December 31,
                                               --------------------------------------------------------
                                                2002         2001         2000        1999        1998
                                               ------       ------       ------      ------      ------
                                                                (Dollars in Thousands)
Non-accruing loans
    One-to-four family                         $  530       $  668       $  425       $766       $  996
    Commercial real estate loans                3,016        1,540        1,843         --           --
    Multi-family loans                            918           --           --         --           --
    Construction loans                             --           48           --         --           --
    Commercial loans                               --           --           29         --           --
    Commercial leases                              --           --           --         --           --
    Consumer                                       35           43           62         --           25
                                               ------       ------       ------       ----       ------

    Total                                       4,499        2,299        2,359        766        1,021

Accruing loans delinquent 90 days or more
    One-to-four family                             --          119           --         --           --
    Commercial real estate loans                   --           --          542         --           --
    Multi-family loans                             --           --           --         --           --
    Construction loans                             --           --        2,300         --           --
    Commercial loans                            1,416          100          298         --           --
    Commercial leases                              14           21           --         --           --
    Consumer                                       38           --           --         --           --
                                               ------       ------       ------       ----       ------

    Total                                       1,468          240        3,140         --           --
                                               ------       ------       ------       ----       ------

       Total non-performing loans               5,967        2,538        5,499        766        1,021
                                               ------       ------       ------       ----       ------
Other real estate owned                           661          661           --         --           --
                                               ------       ------       ------       ----       ------

       Total non-performing assets             $6,628       $3,200       $5,499       $766       $1,021
                                               ======       ======       ======       ====       ======

          Total non-performing loans
            to net loans                         1.12%        0.50%        1.10%      0.17%        0.25%
                                               ======       ======       ======       ====       ======

          Total non-performing loans
            as percentage of assets              0.98%        0.43%        0.94%      0.14%        0.19%
                                               ======       ======       ======       ====       ======

          Total non-performing assets
            as percentage of assets              1.09%        0.55%        0.94%      0.14%        0.19%
                                               ======       ======       ======       ====       ======

Management has considered the Company's non-performing loans in establishing its allowance for loan losses.

As of December 31, 2002, there were no other loans that were not included in the table or discussed above where known information about the possible credit problems of borrowers caused management to have serious doubts as to the ability of the borrower to comply with present loan repayment terms. As of March 27, 2003, loans delinquent 90 days or more and still accruing totaling $675,000 had been made current.

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

The allowance for loan losses is based on estimates, and ultimate losses will vary from current estimates. These estimates are reviewed monthly, and as adjustments, either positive or negative, become necessary, a corresponding increase or decrease is made in the provision for loan losses. During 2002, the loan portfolio continued its migration from a lower risk single family residential loan portfolio to a higher risk commercial loan portfolio. There have been substantial increases in the multi-family, commercial real estate and commercial loan portfolios. The methodology used to determine the adequacy of the allowance for loan losses is consistent with prior years.

The following table sets forth an analysis of the Company's allowance for loan losses:

                                                                    Year Ended December 31,
                                                ----------------------------------------------------------
                                                 2002         2001         2000         1999         1998
                                                ------       ------       ------       ------       ------
                                                                     (Dollars in Thousands)
Balance at beginning of year                    $6,547       $5,655       $4,833       $4,312       $3,977

Charge-offs

    One-to-four family                              49           --           26          107           38
    Commercial real estate loans                   240          404           --           --           --
    Multi-family loans                             159           45           --           --           --
    Construction loans                              --           --           --           --           --
    Commercial loans                                19           29            7          399           --
    Commercial leases                               --           --           --           --           --
    Consumer                                       147          269          205          195        1,355
                                                ------       ------       ------       ------       ------

Total charge-offs                                  614          747          238          701        1,393

Recoveries

    One-to-four family                              --           --           --           --           --
    Commercial real estate loans                    --           --           --           --           --
    Multi-family loans                              --           --           --           --           --
    Construction loans                              --           --           --           --           --
    Commercial loans                                10           --           --           --           --
    Commercial leases                               --           --           --           --           --
    Consumer                                        43           37           50           90          161
                                                ------       ------       ------       ------       ------

Total Recoveries                                    53           37           50           90          161
                                                ------       ------       ------       ------       ------

Net charge-offs                                    561          710          188          611        1,232
                                                ------       ------       ------       ------       ------

Additions charged to operations                  1,053        1,602        1,010        1,132        1,567
                                                ------       ------       ------       ------       ------

Balance at end of year                          $7,039       $6,547       $5,655       $4,833       $4,312
                                                ======       ======       ======       ======       ======
Ratio of net charge-offs during the
  year to average loans outstanding
  during the year                                 0.11%        0.14%        0.04%        0.15%        0.37%
                                                ======       ======       ======       ======       ======

Ratio of allowance to non-performing loans        1.18x        2.58x        1.03x        6.31x        4.22x
                                                ======       ======       ======       ======       ======

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

The distribution of the Company's allowance for loan losses at the dates indicated is summarized as follows:

                                                                 (Dollars in Thousands)
                                                                       December 31,
                                                                       ------------
                                  2002                 2001                 2000                 1999                 1998
                                  ----                 ----                 ----                 ----                 ----
                                      Percent              Percent              Percent              Percent              Percent
                                         of                   of                   of                   of                   of
                                       Loans                Loans                Loans                Loans                Loans
                            Allow-    in Each    Allow-    in Each    Allow-    in Each    Allow-    in Each    Allow-    in Each
                             ance     Category    ance     Category    ance     Category    ance     Category    ance     Category
                              for        to        for        to        for        to        for        to        for        to
                             Loan      Total      Loan      Total      Loan      Total      Loan      Total      Loan      Total
                            Losses     Loans     Losses     Loans     Losses     Loans     Losses     Loans     Losses     Loans
                                                  (1)                                        (2)                  (3)
One-to-four family loans    $  167     10.24%    $  178     11.56%    $  364     23.98%    $  390     27.91%    $  387     37.94%

Commercial loans and
leases                       1,165     10.53      1,180      9.42      1,064      8.38        738      8.41        412     10.64

Commercial real estate       1,692     15.61      1,588     15.41      1,586     15.70      1,472     15.77      1,335     16.43

Construction loans           1,088     10.07      1,326     11.44        966      9.57        924      9.90        811      9.98

Multi-family loans           2,512     46.55      1,886     43.19      1,065     32.09        878     27.03        807     13.70

Consumer loans                 415      7.00        389      8.98        610     10.28        431     10.98        560     11.31
                            ------    ------     ------    ------     ------    ------     ------    ------     ------    ------

         Total              $7,039    100.00%    $6,547    100.00%    $5,655    100.00%    $4,833    100.00%    $4,312    100.00%
                            ======    ======     ======    ======     ======    ======     ======    ======     ======    ======

Note:

(1) In 2002, the Company re-allocated $238,000 from the allowance on construction loans to allowance for losses on multi-family loans. Construction loans decreased $4.3 million in 2002.

(2) In 2001, the Company re-allocated $186,000 from the allowance on one-to-four family loans to allowance for losses on commercial real estate loans. The Company sold $54.5 million of its one-to-four family loans in March 2001.

(3) In 1999, management re-allocated $220,000 from the allowance on consumer loans and $203,000 from the allowance on one-to-four family loans to the allowance for losses on commercial loans. During 1999, the Company incurred $399,000 of losses on commercial loans.

(4) In 1998, management re-allocated $837,000 from the allowance on consumer loans after the sale of the credit card portfolio in November 1998. $551,000 of this amount was re-allocated to the allowance for losses on commercial and commercial real estate loans and $286,000 was re-allocated to the allowance for losses on one-to-four family loans.

Management regularly reviews its loan portfolio and charge-off experience to maintain the allowance at a level management feels is adequate, although there can be no assurance that actual losses will not exceed estimated amounts.

SECURITIES ACTIVITIES

The Company invests in high quality short- and medium-term securities, including U.S. government and agency securities, municipal bonds and, to a lesser extent, marketable equity securities.

The following table sets forth the composition of the Company's securities portfolio at the dates indicated. All items in the table are included at fair value.

                                                                         Year Ended December 31,
                                                                         -----------------------
                                                     2002                          2001                          2000
                                                     ----                          ----                          ----
                                             Fair           % of            Fair           % of            Fair          % of
                                             Value          Total           Value          Total           Value         Total
                                            --------       --------        --------       --------        --------       --------
                                                                           (Dollars in Thousands)
U.S. government agency                      $ 33,040          67.20%       $ 31,931          61.21%       $ 30,459          53.26%
Marketable equity securities                   2,389           4.86           2,258           4.33           1,476           2.58
Municipal bonds                                6,060          12.32           6,708          12.86           9,302          16.27
FHLMC mortgage-backed
  and related                                     --             --           3,948           7.57           6,767          11.83
FNMA mortgage-backed
  and related                                     --             --              --             --           2,314           4.05
                                            --------       --------        --------       --------        --------       --------

    Subtotal                                  41,489          84.38          44,845          85.97          50,318          87.99

FHLB stock                                     7,212          14.67           6,850          13.13           6,397          11.19
FRB stock                                        469           0.95             469           0.90             469           0.82
                                            --------       --------        --------       --------        --------       --------
    Total securities
      and stock                             $ 49,170         100.00%       $ 52,164         100.00%       $ 57,184         100.00%
                                            ========       ========        ========       ========        ========       ========
Average remaining life
  of non-mortgage-backed
  securities                                       2.34 years                     2.29 years                     2.58 years

The composition and contractual maturities of the securities portfolio at December 31, 2002 excluding Federal Reserve Bank of Chicago stock, FHLB of Chicago stock, and marketable equity securities, is indicated in the following table.

                                                   Due In
                            ------------------------------------------------------------
                            Less than        1 to 5           5 to 10          Over 10           Total
                             1 Year           Years            Years            Years          Securities
                             ------        ----------        ----------       ----------       ----------
                                                       (Dollars in Thousands)
U.S. government agency       $2,504        $   30,536        $       --       $       --       $   33,040
Municipal bonds               3,386             2,674                --               --            6,060
                             ------        ----------        ----------       ----------       ----------

    Total securities         $5,890        $   33,210        $       --       $       --       $   39,100
                             ======        ==========        ==========       ==========       ==========

Weighted average yield         4.42%             4.06%               --%              --%            4.11%
                             ======        ==========        ==========       ==========       ==========

Of the $33.0 million U.S. Government Agency investments at December 31, 2002, $23.5 million had call features within 2 years from purchase. If called, the average remaining life, including municipal bonds would be 0.76 years.

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

The primary source of borrowings has been the FHLB of Chicago. The Company has regularly used this as an alternative source of funding. At December 31, 2002, the Company had outstanding borrowings of $62.2 million from the FHLB of Chicago. The Company has also utilized credit lines with other financial institutions for short term funding needs. Two additional non-deposit sources of funds that the Company used during 2002 are the Treasury Tax and Loan Option Account and the Retail Repurchase Agreement. The Treasury Tax and Loan Option Account enables the U. S. Treasury to keep tax dollars with the Company at a floating interest rate, and the Retail Repurchase Agreement allows customers to lend the Company money which is secured by a security that the Bank owns.

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

The Company believes that non-certificate accounts can provide relatively low cost funds and accordingly, the Company introduces promotions to attract new checking and money market accounts. The CoVest High Yield Account, a high-rate money market account, was introduced in March 2000. It is a tiered account that indexes its rate to the 91-day Treasury Bill auction. The High Yield Money Market Account decreased by $28.5 million in 2002. The Company believes that the decline was due to the decline in the 91-day Treasury Bill rate to which the account is indexed. The Company also believes that the decrease in the High Yield Money Market index rate caused savings deposits to increase, as the rate remained at a fixed 2.50% until October 1, 2002. On October 1, 2002, the Company implemented relationship pricing on savings accounts where savings accounts with related checking accounts earn 2.25%, while non-relationship savings accounts earn 1.50%. As of December 31, 2002, relationship savings amounts totaled $74.1 million. The floor set on the High Yield Money Market Account was 1.25% at inception. On January 30, 2003, the floor rate was decreased to 1.00% to be in line with the 91-day Treasury Bill rate to which the High Yield Money Market Account is indexed.

The Company also offers services to make its checking accounts more desirable, such as Telephone Banking and debit cards, both of which have been extensively utilized by customers. In 1999, the Company introduced Gold Star Checking, a high-rate checking account requiring a minimum balance of $3,500. It also launched the Diamond Club, which requires a minimum deposit balance of $100,000, a Gold Star checking account and a CoVest High Yield money market account, and provides additional benefits and services to the customer. Focus continues on these products and services.

In November 2000, the Company launched an Internet Banking and Bill Payment solution for its retail customers and an Internet Cash Management solution for its commercial customers. Over 1,200 Internet users were added in 2001 with an additional 1,000 users in 2002, reaching a 16% penetration of the Bank's depositor base and a 24% penetration of the Bank's checking account base. The Bank also had success with Internet Bill Payment in 2002, achieving an18% penetration of its overall Internet customer base.

Also adding to the convenience-driven services already utilized by CoVest customers such as debit cards and Telephone Banking, during 2001 the Company joined STARsf, an alliance of financial institutions that belong to the STAR network that offer each other's customers surcharge-free ATM transactions. CoVest customers can now use over 500 surcharge-free ATMs throughout Chicagoland. In addition to joining STARsf, the Company also added a fourth ATM in 2001 to its own ATM network, a drive-up machine located at the Company's Des Plaines branch.

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

The Company also introduced the CoVest Community Interest Checking Account in April 2001. The Company donates $25 to a local charity of the customer's choosing every time a Community Interest account is opened. As a result of the Company's community orientation and success with this new account, over $2,500 was donated to six local charities, above and beyond the Company's standard donations and contributions.

In December 2001, the Company unveiled a relationship pricing strategy for its Home Equity portfolio. Recognizing the value of a complete customer relationship, the Company discounts its competitive Home Equity rate 25 basis points when a Home Equity customer opens one of six CoVest checking accounts with direct deposit. Another 25 basis points discount can be obtained if the customer chooses to open any other deposit account, including the CoVest High Yield Account, a Savings account, or a Certificate of Deposit. A maximum discount of 50 basis points will be awarded per customer, and the Company's Home Equity rate will not go below 5.00%. This relationship pricing strategy supports the Company's business plan of building non-interest and interest-bearing checking account volume.

The Company also solicits deposits from outside its primary market area. As of December 31, 2002, purchased money deposits totaled $66.9 million, up $21.1 million from December 31, 2001. The Company will continue to use this funding source in 2003 to augment funding requirements and match liability maturities when those funds cannot be raised from our local market.

The following table sets forth the deposit flows experienced by the Company during the periods indicated:

                                                     Year Ended December 31,
                                                     -----------------------

                                                     (Dollars in Thousands)

                                          2002               2001                2000
                                     -----------        -----------         -----------
Deposit balance at January 1         $   456,002        $   451,725         $   398,055
Deposits                               1,958,011          1,827,422           1,314,136
Withdrawals                           (1,949,891)        (1,835,669)         (1,282,156)
Interest credited                          9,485             12,524              21,690
                                     -----------        -----------         -----------

Deposit balance at December 31       $   473,607        $   456,002         $   451,725
                                     ===========        ===========         ===========

    Net increase/(decrease)          $    17,605        $     4,277         $    53,670
                                     ===========        ===========         ===========

Percent increase/(decrease)                 3.86%              0.95%              13.48%
                                     ===========        ===========         ===========

The following table sets forth the dollar amount of deposits in the various types of deposit programs offered by the Company for the periods indicated:

                                                                 Year Ended December 31,
                                                                 -----------------------
                                           2002                          2001                           2000
                                           ----                          ----                           ----
                                                   % of                          % of                           % of
                                   Amount          Total          Amount         Total           Amount         Total
                                  --------       --------        --------       --------        --------       --------
                                                                (Dollars in Thousands)
Checking accounts                 $ 68,536          14.47%       $ 60,332          13.23%       $ 50,853          11.26%
High Yield money market             85,372          18.03         113,864          24.98         119,767          26.51
Saving accounts                     94,885          20.03          52,141          11.43          42,906           9.50
                                  --------       --------        --------       --------        --------       --------

     Total non-certificates        248,793          52.53         226,337          49.64         213,526          47.27

Certificates of deposit
    0.00 - 2.99%                   110,026          23.23          68,338          14.99              10             --
    3.00 - 3.99%                    64,965          13.72          36,363           7.97              --             --
    4.00 - 4.99%                    21,504           4.54          40,224           8.82           4,704           1.05
    5.00 - 5.99%                     8,478           1.79          30,396           6.67          50,976          11.28
    6.00 - 6.99%                    19,336           4.08          50,043          10.97         169,793          37.59
    7.00 - 7.99%                       505           0.11           4,301           0.94          12,716           2.81
    8.00 - 8.99%                        --             --              --             --              --             --
    9.00 - 9.99%                        --             --              --             --              --             --
                                  --------       --------        --------       --------        --------       --------
     Total certificates            224,814          47.47         229,665          50.36         238,199          52.73
                                  --------       --------        --------       --------        --------       --------

        Total deposits            $473,607         100.00%       $456,002         100.00%       $451,725         100.00%
                                  ========       ========        ========       ========        ========       ========

The following table shows rate and maturity information for the Company's certificates of deposit as of December 31, 2002. The table below details the scheduled maturities of certificates of deposit:

                        2003           2004         2005         2006          2007      Thereafter      Total
                        ----           ----         ----         ----          ----      ----------      -----
                                                       (In Thousands)
0.00 - 2.99%        $   103,040    $   6,024    $      689   $       91   $      182   $       --   $   110,026
3.00 - 3.99%             38,230       19,617         2,033        4,872          213           --        64,965
4.00 - 4.99%              5,056        6,561         5,145        2,978        1,628          136        21,504
5.00 - 5.99%              5,992        1,577           586          235           88           --         8,478
6.00 - 6.99%             14,328        1,068         3,298          267          256          118        19,336
7.00 - 7.99%                505           --            --           --           --           --           505
                    -----------    ---------    ----------   ----------   ----------   ----------   -----------

                    $   167,151    $  34,847    $   11,751   $    8,443   $    2,367   $      254   $   224,814
                    ===========    =========    ==========   ==========   ==========   ==========   ===========

The following table indicates the amount of the Company's certificates of deposit by time remaining until maturity as of December 31, 2002:

                                                                    Maturity
                                                 -----------------------------------------------
                                                 3 Months      3 to 6      6 to 12        Over 12
                                                  or Less      Months      Months         Months        Total
                                                 --------      ------      ------         ------        -----
                                                                       (In Thousands)
Certificates of deposit less than $100,000      $   32,873   $   19,972   $   36,861   $   25,220   $   114,926

Certificates of deposit of $100,000 or more(1)      29,028       17,250       31,168       32,442       109,888
                                                ----------   ----------   ----------   ----------   -----------

    Total certificates of deposit               $   61,901   $   37,222   $   68,029   $   57,662   $   224,814
                                                ==========   ==========   ==========   ==========   ===========

(1) Includes "Jumbo" certificates of $1,880,000. "Jumbo" certificates are a deposit product of over $100,000 that carry a rate and term negotiated between the Bank and the depositor at the time of issuance. Not all certificates of deposit with balances in excess of $100,000 are "Jumbo".

At December 31, 2002, the Company had $66.9 million of purchased money deposits with staggered maturities ranging from one month to four years. Purchased money deposits issued in 2002 had all inclusive rates ranging from 1.44% to 4.30%.

BORROWINGS

The Company's other available sources of funds include advances from the FHLB of Chicago, daily advances under credit lines with other financial institutions and collateralized borrowings. As a member of the FHLB of Chicago, the Company is required to own stock in the FHLB of Chicago and is authorized to apply for advances from the FHLB of Chicago. Each FHLB credit program has its own interest rate, which may be fixed or variable, and a range of maturities. The FHLB of Chicago may prescribe the acceptable uses for these advances, as well as limitations on the size of the advances and repayment provisions. The Company had $62.2 million of FHLB advances outstanding at December 31, 2002, secured by residential mortgage loans, multi-family loans and various securities. The maturities of FHLB advances outstanding ranged from one day to up to 10 years. A $10.0 million advance taken in 1998 at 4.95%, has a maturity date of 2008 and has a quarterly call feature that started on April 2001. This advance has yet to be called. A $5.0 million advance taken in 2001 at 4.30%, has a maturity date of 2006 and is subject to a one-time call in July 2003. The Company had $3.2 million in FHLB overnight borrowing as of December 31, 2002. All FHLB term advances have fixed rates.

The following table sets forth the maximum month-end balance, average balance, and weighted average rates of borrowings for the periods indicated:

                                                        2002           2001           2000
                                                      -------        -------        -------
                                                              (Dollars in Thousands)
Maximum month-end balances
    FHLB advances                                     $72,000        $71,000        $89,000
    Securities sold under repurchase agreements         8,965         11,167         10,432
    Other                                              26,888         12,652         24,461

Average balances
    FHLB advances                                      63,195         52,882         66,344
    Securities sold under repurchase agreements         6,605          8,433          8,071
    Other                                               4,000          4,646          4,313

Weighted average rates at end of year
    FHLB advances                                        3.89%          4.63%          6.27%
    Securities sold under repurchase agreements          1.54           2.20           6.03
    Other                                                1.09           2.10           6.44

                           SUPERVISION AND REGULATION

GENERAL

Financial institutions, their holding companies and their affiliates are extensively regulated under federal and state law. As a result, the growth and earnings performance of the Company may be affected not only by management decisions and general economic conditions, but also by the requirements of federal and state statutes and by the regulations and policies of various bank regulatory authorities, including the Office of the Comptroller of the Currency (the "OCC"), the Board of Governors of the Federal Reserve System (the "Federal Reserve") and the Federal Deposit Insurance Corporation (the "FDIC"). Furthermore, taxation laws administered by the Internal Revenue Service and state taxing authorities and securities laws administered by the Securities and Exchange Commission (the "SEC") and state securities authorities have an impact on the business of the Company. The effect of these statutes, regulations and regulatory policies may be significant, and cannot be predicted with a high degree of certainty.

Federal and state laws and regulations generally applicable to financial institutions regulate, among other things, the scope of business, the kinds and amounts of investments, reserve requirements, capital levels relative to operations, the nature and amount of collateral for loans, the establishment of branches, mergers and consolidations and the payment of dividends. This system of supervision and regulation establishes a comprehensive framework for the respective operations of the Company and its subsidiaries and is intended primarily for the protection of the FDIC insured deposits and depositors of the Bank, rather than shareholders.

The following is a summary of the material elements of the regulatory framework that applies to the Company and its subsidiaries. It does not describe all of the statutes, regulations and regulatory policies that apply, nor does it restate all of the requirements of those statutes, regulations and regulatory policies that are described. As such, the following is qualified in its entirety by reference to applicable law. Any change in applicable statutes, regulations or regulatory policies may have a material effect on the business of the Company and its subsidiaries.

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

ACQUISITIONS, ACTIVITIES AND CHANGE IN CONTROL

The primary purpose of a bank holding company is to control and manage banks. The BHCA generally requires the prior approval of the Federal Reserve for any merger involving a bank holding company or any acquisition by a bank holding company of another bank or bank holding company. Subject to certain conditions (including deposit concentration limits established by the BHCA), the Federal Reserve may allow a bank holding company to acquire banks located in any state of the United States. In approving interstate acquisitions, the Federal Reserve is required to give effect to applicable state law limitations on the aggregate amount of deposits that may be held by the acquiring bank holding company and its insured depository institution affiliates in the state in which the target bank is located (provided that those limits do not discriminate against out-of-state depository institutions or their holding companies) and state laws that require that the target bank have been in existence for a minimum period of time (not to exceed five years) before being acquired by an out-of-state bank holding company.

The BHCA generally prohibits the Company from acquiring direct or indirect ownership or control of more than 5% of the voting shares of any company that is not a bank and from engaging in any business other than that of banking, managing and controlling banks or furnishing services to banks and their subsidiaries. This general prohibition is subject to a number of exceptions. The principal exception allows bank holding companies to engage in, and to own shares of companies engaged in, certain businesses found by the Federal Reserve to be "so closely related to banking ...

as to be a proper incident thereto." This authority would permit the Company to engage in a variety of banking-related businesses, including the operation of a thrift, consumer finance, equipment leasing, the operation of a computer service bureau (including software development), and mortgage banking and brokerage. The BHCA generally does not place territorial restrictions on the domestic activities of non-bank subsidiaries of bank holding companies.

Additionally, bank holding companies that meet certain eligibility requirements prescribed by the BHCA and elect to operate as financial holding companies may engage in, or own shares in companies engaged in, a wider range of nonbanking activities, including securities and insurance underwriting and sales, merchant banking and any other activity that the Federal Reserve, in consultation with the Secretary of the Treasury, determines by regulation or order is financial in nature, incidental to any such financial activity or complementary to any such financial activity and does not pose a substantial risk to the safety or soundness of depository institutions or the financial system generally. As of the date of this filing, the Company has neither applied for nor received approval to operate as a financial holding company.

Federal law also prohibits any person or company from acquiring "control" of an FDIC-insured depository institution or its holding company without prior notice to the appropriate federal bank regulator. "Control" is conclusively presumed to exist upon the acquisition of 25% or more of the outstanding voting securities of a bank or bank holding company, but may arise under certain circumstances at 10% ownership.

CAPITAL REQUIREMENTS

Bank holding companies are required to maintain minimum levels of capital in accordance with Federal Reserve capital adequacy guidelines. If capital levels fall below the minimum required levels, a bank holding company, among other things, may be denied approval to acquire or establish additional banks or non-bank businesses.

The Federal Reserve's capital guidelines establish the following minimum regulatory capital requirements for bank holding companies: (i) a risk-based requirement expressed as a percentage of total assets weighted according to risk; and (ii) a leverage requirement expressed as a percentage of total assets. The risk-based requirement consists of a minimum ratio of total capital to total risk-weighted assets of 8%, and a minimum ratio of Tier 1 capital to total risk-weighted assets of 4%. The leverage requirement consists of a minimum ratio of Tier 1 capital to total assets of 3% for the most highly rated companies, with a minimum requirement of 4% for all others. For purposes of these capital standards, Tier 1 capital consists primarily of permanent stockholders' equity less intangible assets (other than certain loan servicing rights and purchased credit card relationships). Total capital consists primarily of Tier 1 capital plus certain other debt and equity instruments that do not qualify as Tier 1 capital and a portion of the company's allowance for loan and lease losses.

The risk-based and leverage standards described above are minimum requirements. Higher capital levels will be required if warranted by the particular circumstances or risk profiles of individual banking organizations. For example, the Federal Reserve's capital guidelines contemplate that additional capital may be required to take adequate account of, among other things, interest rate risk, or the risks posed by concentrations of credit, nontraditional activities or securities trading activities. Further, any banking organization experiencing or anticipating significant growth would be expected to maintain capital ratios, including tangible capital positions (i.e., Tier 1 capital less all intangible assets), well above the minimum levels. As of December 31, 2002, the Company had regulatory capital in excess of the Federal Reserve's minimum requirements.

DIVIDEND PAYMENTS

The Company's ability to pay dividends to its shareholders may be affected by both general corporate law considerations and policies of the Federal Reserve applicable to bank holding companies. As a Delaware corporation, the Company is subject to the limitations of the Delaware General Corporation Law (the "DGCL"). The DGCL allows the Company to pay dividends only out of its surplus (as defined and computed in accordance with the provisions of the DGCL) or if the Company has no such surplus, out of its net profits for the fiscal year in which the dividend is declared and/or the preceding fiscal year. Additionally, policies of the Federal Reserve caution that a bank holding company should not pay cash dividends that exceed its net income or that can only be funded in ways that weaken the bank holding company's financial health, such as by borrowing. The Federal Reserve also possesses enforcement powers over bank holding companies and their non-bank subsidiaries to prevent or remedy actions that represent unsafe or unsound practices or violations of applicable statutes and regulations. Among these powers is the ability to proscribe the payment of dividends by banks and bank holding companies.

FEDERAL SECURITIES REGULATION

The Company's common stock is registered with the SEC under the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Consequently, the Company is subject to the information, proxy solicitation, insider trading and other restrictions and requirements of the SEC under the Exchange Act.

                                    THE BANK

GENERAL

The Bank is a national bank, chartered by the OCC under the National Bank Act. The deposit accounts of the Bank are insured by the FDIC's Savings Association Insurance Fund ("SAIF"), and the Bank is a member of the Federal Reserve System and the Federal Home Loan Bank System. As a national bank, the Bank is subject to the examination, supervision, reporting and enforcement requirements of the OCC, the chartering authority for national banks. The FDIC, as administrator of the SAIF, also has regulatory authority over the Bank.

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

During the year ended December 31, 2002, SAIF assessments ranged from 0% of deposits to 0.27% of deposits. For the semi-annual assessment period beginning January 1, 2003, SAIF assessment rates will continue to range from 0% of deposits to 0.27% of deposits.

FICO ASSESSMENTS

Since 1987, a portion of the deposit insurance assessments paid by SAIF members has been used to cover interest payments due on the outstanding obligations of the Financing Corporation ("FICO"). FICO was created in 1987 to finance the recapitalization of the Federal Savings and Loan Insurance Corporation, the SAIF's predecessor insurance fund. As a result of federal legislation enacted in 1996, beginning as of January 1, 1997, both SAIF members and members of the FDIC's Bank Insurance Fund ("BIF") became subject to assessments to cover the interest payments on outstanding FICO obligations until the final maturity of such obligations in 2019. These FICO assessments are in addition to amounts assessed by the FDIC for deposit insurance. During the year ended December 31, 2002, the FICO assessment rate for BIF and SAIF members was approximately 0.02% of deposits.

SUPERVISORY ASSESSMENTS

National banks are required to pay supervisory assessments to the OCC to fund the operations of the OCC. The amount of the assessment is calculated using a formula that takes into account the bank's size and its supervisory condition (as determined by the composite rating assigned to the bank as a result of its most recent OCC examination). During the year ended December 31, 2002, the Bank paid supervisory assessments to the OCC totaling $135,861.

CAPITAL REQUIREMENTS

Banks are generally required to maintain capital levels in excess of other businesses. The OCC has established the following minimum capital standards for national banks, such as the Bank: (i) a leverage requirement consisting of a minimum ratio of Tier 1 capital to total assets of 3% for the most highly-rated banks with a minimum requirement of at least 4% for all others; and (ii) a risk-based capital requirement consisting of a minimum ratio of total capital to total risk-weighted assets of 8% and a minimum ratio of Tier 1 capital to total risk-weighted assets of 4%. For purposes of these capital standards, the components of Tier 1 capital and total capital are the same as those for bank holding companies discussed above.

The capital requirements described above are minimum requirements. Higher capital levels will be required if warranted by the particular circumstances or risk profiles of individual institutions. For example, regulations of the OCC provide that additional capital may be required to take adequate account of, among other things, interest rate risk or the risks posed by concentrations of credit, nontraditional activities or securities trading activities.

Further, federal law and regulations provide various incentives for financial institutions to maintain regulatory capital at levels in excess of minimum regulatory requirements. For example, a financial institution that is "well-capitalized" may qualify for exemptions from prior notice or application requirements otherwise applicable to certain types of activities and may qualify for expedited processing of other required notices or applications. Additionally, one of the criteria that determines a bank holding company's eligibility to operate as a financial holding company is a requirement that all of its financial institution subsidiaries be "well-capitalized." Under the regulations of the OCC, in order to be "well-capitalized" a financial institution must maintain a ratio of total capital to total risk-weighted assets of 10% or greater, a ratio of Tier 1 capital to total risk-weighted assets of 6% or greater and a ratio of Tier 1 capital to total assets of 5% or greater.

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

As of December 31, 2002: (i) the Bank was not subject to a directive from the OCC to increase its capital to an amount in excess of the minimum regulatory capital requirements; (ii) the Bank exceeded its minimum regulatory capital requirements under OCC capital adequacy guidelines; and (iii) the Bank was "well-capitalized," as defined by OCC regulations.

DIVIDENDS

The primary source of funds for the Company is dividends from the Bank. Under the National Bank Act, a national bank may pay dividends out of its undivided profits in such amounts and at such times as the bank's board of directors deems prudent. Without prior OCC approval, however, a national bank may not pay dividends in any calendar year that, in the aggregate, exceed the bank's year-to-date net income plus the bank's retained net income for the two preceding years.

The payment of dividends by any financial institution is affected by the requirement to maintain adequate capital pursuant to applicable capital adequacy guidelines and regulations, and a financial institution generally is prohibited from paying any dividends if, following payment thereof, the institution would be undercapitalized. As described above, the Bank exceeded its minimum capital requirements under applicable guidelines as of December 31, 2002. Further, the Bank may not pay dividends in an amount that would reduce its capital below the amount required for the liquidation account established by the Bank in connection with its conversion from the mutual to the stock form of ownership in 1992. As of December 31, 2002, approximately $395,000 was available to be paid as dividends by the Bank. Notwithstanding the availability of funds for dividends, however, the OCC may prohibit the payment of any dividends by the Bank if the OCC determines such payment would constitute an unsafe or unsound practice.

INSIDER TRANSACTIONS

The Bank is subject to certain restrictions imposed by federal law on extensions of credit to the Company, on investments in the stock or other securities of the Company and the acceptance of the stock or other securities of the Company as collateral for loans made by the Bank. Certain limitations and reporting requirements are also placed on extensions of credit by the Bank to its directors and officers, to the directors and officers of the Company, to principal stockholders of the Company, and to "related interests" of such directors, officers and principal stockholders. In addition, federal law and regulations may affect the terms upon which any person who is a director or officer of the Company or the Bank or a principal stockholder of the Company may obtain credit from banks with which the Bank maintains correspondent relationships.

SAFETY AND SOUNDNESS STANDARDS

The federal banking agencies have adopted guidelines that establish operational and managerial standards to promote the safety and soundness of federally insured depository institutions. The guidelines set forth standards for internal controls, information systems, internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, compensation, fees and benefits, asset quality and earnings.

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

BRANCHING AUTHORITY

National banks headquartered in Illinois, such as the Bank, have the same branching rights in Illinois as banks chartered under Illinois law, subject to OCC approval. Illinois law grants Illinois-chartered banks the authority to establish branches anywhere in the State of Illinois, subject to receipt of all required regulatory approvals.

State and national banks are allowed to establish interstate branch networks through acquisitions of other banks, subject to certain conditions, including limitations on the aggregate amount of deposits that may be held by the surviving bank and all of its insured depository institution affiliates. The establishment of new interstate branches or the acquisition of individual branches of a bank in another state (rather than the acquisition of an out-of-state bank in its entirety) is allowed only if specifically authorized by state law. Illinois permits interstate mergers subject to certain conditions, including a condition requiring an Illinois bank involved in an interstate merger to have been in existence and continuous operation for more than five years.

FINANCIAL SUBSIDIARIES

Under Federal law and OCC regulations, national banks are authorized to engage, through "financial subsidiaries," in any activity that is permissible for a financial holding company and any activity that the Secretary of the Treasury, in consultation with the Federal Reserve, determines is financial in nature or incidental to any such financial activity, except (i) insurance underwriting,
(ii) real estate development or real estate investment activities (unless otherwise permitted by law), (iii) insurance company portfolio investments and
(iv) merchant banking. The authority of a national bank to invest in a financial subsidiary is subject to a number of conditions, including, among other things, requirements that the bank must be well-managed and well-capitalized (after deducting from capital the bank's outstanding investments in financial subsidiaries). The Bank has neither applied for nor received approval to establish any financial subsidiaries.

FEDERAL RESERVE SYSTEM

Federal Reserve regulations, as presently in effect, require depository institutions to maintain non-interest earning reserves against their transaction accounts (primarily NOW and regular checking accounts), as follows: for transaction accounts aggregating $42.1 million or less, the reserve requirement is 3% of total transaction accounts; and for transaction accounts aggregating in excess of $42.1 million, the reserve requirement is $1.083 million plus 10% of the aggregate amount of total transaction accounts in excess of $42.1 million. The first $6.0 million of otherwise reservable balances are exempted from the reserve requirements. These reserve requirements are subject to annual adjustment by the Federal Reserve. The Bank is in compliance with the foregoing requirements.

EXECUTIVE OFFICERS OF THE COMPANY

The executive officers of the Company, each of whom is also an executive officer of the Bank, are identified below. The executive officers of the Company are elected annually by the Company's Board of Directors.

Name                          Position with Company                     Position with Bank
----------------------        ---------------------------------------   -------------------------------------------
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

J. Stuart Boldry, Jr.         Executive Vice President                  Executive Vice President, Retail Banking

Barbara A. Buscemi            Executive Vice President                  Executive Vice President, Human Resources

Joseph J. Gillings            Executive Vice President                  Executive Vice President, Commercial
                                                                        Banking

Michael A. Sykes              Executive Vice President                  Executive Vice President, Real Estate
                                                                        Lending

James L. Roberts, age 60, was elected as the Company's President and Chief Executive Officer on January 20, 1999. Prior to joining the Bank, Mr. Roberts was President and CEO of Perpetual Midwest Financial, Inc. of Cedar Rapids, Iowa from 1993 through 1998. He has over 30 years of experience in the financial services industry.

Paul A. Larsen, age 53, was named an Executive Vice President, Chief Financial Officer and Treasurer of the Company and the Bank in April 1999. He joined the Company in March 1995 as Senior Vice President, Chief Financial Officer and Treasurer. Mr. Larsen has over 30 years of financial management and treasury operations experience within the commercial banking environment.

J. Stuart Boldry, Jr., age 47, was named Executive Vice President of the Company and the Bank in December 1999. In September 2000 he was promoted to managing Retail Banking. Prior to joining the Bank, Mr. Boldry had been a Senior Vice President at First Commerce Corporation, a commercial bank in Louisiana from 1995 to 1999. Mr. Boldry has over 20 years of commercial banking experience.

Barbara A. Buscemi, age 48, was named Executive Vice President of the Company and the Bank in October 2001. She joined the Bank in November 1996 as Manager of the Human Resources Department. Prior to joining the Bank, she was employed by LaSalle Bank, Illinois as Manager of Employment/Employee Relations since 1990. Ms. Buscemi has over 15 years experience in human resource management.

Joseph J. Gillings, age 61, was named Executive Vice President, Commercial Banking of the Company and the Bank in October 2001. He joined the Bank in October 1997 as a Vice President in the Commercial Banking Department. Mr. Gillings was a Sales and Marketing Agent for Northwestern Mutual Life Insurance from 1992 until 1997. Prior to joining Northwestern Mutual, Mr. Gillings had over 25 years experience in commercial banking.

Michael A. Sykes, age 39, was named Executive Vice President, Real Estate Lending of the Company and the Bank in October 2001. He joined the Bank in August 1997 as a Vice President in the Commercial Real Estate Department. Prior to joining the Bank, Mr. Sykes had been a Vice President in the Commercial Real Estate Division at Banco Popular in 1996 and 1997, and at LaSalle Bank from 1993 until 1996. Mr. Sykes has over 15 years experience in commercial real estate.

ITEM 2. PROPERTIES

The Company owns the building and land for its headquarters, which is located at 749 Lee Street, Des Plaines, Illinois, and which opened in 1954. At December 31, 2002, this property had 19,575 square feet and a net book value of approximately $2.9 million. The Company also owns the land for its employee parking lot located at 761 Graceland Street, Des Plaines, Illinois.

In 1994, the Company acquired the Arlington Heights branch of the former Irving Federal Bank, F.S.B. from the Resolution Trust Corporation. The building contains approximately 14,260 square feet. At December 31, 2002, the net book value of the land and the building was approximately $2.3 million.

In 1995, the Company opened a branch office in Schaumburg, Illinois. The office has approximately 9,800 square feet of space and is situated on a 1.6 acre parcel. At December 31, 2002, the net book value of the land and the building was approximately $2.6 million.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the quarter ended December 31, 2002.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

As of March 27 2003, there were approximately 600 holders of record of CoVest Bancshares, Inc. Common Stock, and an estimated 1,400 holders of its stock in "street name."

The Common Stock of CoVest Bancshares, Inc. is listed for quotation on the Nasdaq National Market System under the symbol COVB.

On November 4, 2002, the Company announced that it had entered into the Merger Agreement with Midwest Banc that, if approved by the Company's stockholders, will result in the Company being merged with and into Midwest Banc.

The table below shows the reported high and low sales prices and dividends (split adjusted) during the periods indicated. The Common Stock began trading on June 30, 1992.

    2002         Dividend      High        Low        2001       Dividend       High         Low
    ----         --------      ----        ---        ----       --------       ----         ---
  1st Qtr.         $.08       $21.28    $ 18.15     1st Qtr.        $.08       $14.94     $ 11.19
  2nd Qtr.          .08        22.55      20.15     2nd Qtr.         .08        15.64       12.75
  3rd Qtr.          .08        22.49      20.51     3rd Qtr.         .08        18.24       15.01
  4th Qtr.          .08        28.55      20.00     4th Qtr.         .08        18.72       16.70

Year end closing price = $28.02         Year end closing price = $18.70

The Annual Meeting of Stockholders of CoVest Bancshares, Inc. will be held at 9:00 a.m. on Tuesday, May 20, 2003 at the following location:

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

The following companies make a market in COVB Common Stock:

     Bear, Stearns & Co., Inc.              Keefe, Bruyette & Woods, Inc.
     Dain Rauscher, Inc.                    Knight Securities, LP
     First Tennessee Securities Corp.       Sandler, O'Neill & Partners, L.P.
     Goldman, Sachs & Co.                   Stifel, Nicolaus & Co., Inc.
     Howe, Barnes Investments, Inc.

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
                                           (847)294-6500

     Corporate Counsel:                     Barack Ferrazzano Kirschbaum
                                              Perlman & Nagelberg LLC
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

     Internet address:                      www.covestbanc.com

ITEM 6. SELECTED FINANCIAL DATA

SELECTED CONSOLIDATED FINANCIAL INFORMATION

                                                                       As of December 31,

                                                2002          2001          2000           1999         1998
                                                ----          ----          ----           ----         ----
                                                                       (In Thousands)
Selected financial condition data
    Total assets                           $   608,921    $   585,729   $   585,792   $   568,496   $   548,697
    Loans receivable, net                      535,024        509,620       500,431       462,697       402,329
    Total securities                            49,170         52,164        57,184        76,990        88,017
    Non-interest earning assets                 24,710         23,924        28,156        18,192        18,674
    Deposits                                   473,607        456,002       451,725       398,055       364,535
    Borrowings                                  74,370         73,425        74,479       114,004       126,755
    Non-interest bearing liabilities            12,358         11,151        11,554        10,163        10,456
    Stockholders' equity                        48,586         45,151        48,034        46,274        46,951

Selected operations data
    Total interest income                   $   36,561    $    42,843   $    43,827   $    38,561   $    40,943
     Total interest expense                     15,290         22,845        26,532        22,225        24,739
                                           -----------    -----------   -----------   -----------   -----------

    Net interest income                         21,271         19,998        17,295        16,336        16,204
    Provision for loan losses                    1,053          1,602         1,010         1,132         1,567
                                           -----------    -----------   -----------   -----------   -----------

    Net interest income after provision         20,218         18,396        16,285        15,204        14,637
    Total non interest income                    4,943          4,245         2,892         4,037         5,579
    Total non interest expense                  14,659         13,581        12,122        13,259        14,245
                                           -----------    -----------   -----------   -----------   -----------
    Income before income taxes                  10,502          9,060         7,055         5,982         5,971
    Income tax provision                         3,906          3,291         2,505         2,047         2,100
                                           -----------    -----------   -----------   -----------   -----------

    Net income                             $     6,596    $     5,769   $     4,550   $     3,935   $     3,871
                                           ===========    ===========   ===========   ===========   ===========

SELECTED FINANCIAL RATIOS AND OTHER DATA

Year Ended December 31;                               2002          2001         2000         1999         1998
                                                      ----          ----         ----         ----         ----
Performance ratios:
    Return on assets (ratio of net income to
      average total assets)                           1.10%         0.99%        0.80%        0.72%        0.67%

    Interest rate spread information
       Average during year                            3.32%         3.00%        2.55%        2.70%        2.53%
       End of year                                    3.31%         3.45%        2.80%        2.60%        2.67%

    Interest margin                                   3.70%         3.58%        3.18%        3.18%        2.96%
    Ratio of operating expenses to average
      total assets                                    2.45%         2.33%        2.14%        2.43%        2.47%
    Efficiency ratio                                 55.92%        56.02%       60.05%       65.08%       65.40%
    Ratio of net interest income to non-interest
      expenses                                        1.45x         1.47x        1.43x        1.23x        1.14x
    Basic earnings per share                         $1.93         $1.54        $1.14        $0.96        $0.92
    Diluted earnings per share                       $1.84         $1.50        $1.12        $0.93        $0.87
    Return on stockholders' equity (ratio of
      net income to average total equity)            14.15%        12.05%        9.75%        8.49%        8.15%

    Dividend payout ratio                            16.95%        20.66%       28.15%       33.70%       35.55%
Asset quality ratios:
    Non-performing assets to total assets at
      end of year                                     1.09%         0.55%        0.94%        0.14%        0.19%

    Allowance for loan losses to
       non-performing loans                           1.18x         2.58x        1.03x        6.31x        4.22x

Capital ratios:
    Stockholders' equity to total assets at
      end of year                                     7.98%         7.71%        8.20%        8.14%        8.56%
    Average stockholders' equity to
      average assets                                  7.79%         8.20%        8.23%        8.49%        8.25%
Ratio of average interest-earning assets to
  average interest-bearing liabilities                1.14x         1.14x        1.13x        1.11x        1.10x
Other data
    Facilities
       Number of full-service offices                 3             3            3            3            3
    Number of ATMs                                    4             4            3            4            4

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

FINANCIAL OVERVIEW

The Company's assets were at $608.9 million as of December 31, 2002, up 4% compared to $585.7 million as of December 31, 2001. Loans receivable represented 89% of total assets while securities represented 8.1% as of December 31, 2002 compared to 88.1% and 8.9% as of December 31, 2001. Total loans increased $25.9 million while investments decreased $3.0 million. Commercial loans increased $9.7 million, or 21%, multi-family loans increased $29.6 million, or 13%, and commercial real estate loans increased $5.1 million, or 6%. In April 2002, the Company sold $20.1 million of its multi-family loan portfolio which consisted of 5-year adjustable rate loans where the rate is fixed for the first 5-year term and then reprice off the 5-year Treasury index for the next five years. There was no gain or loss on the transaction and the loans were sold at 7% pass-through until the next rate adjustment. The overall average gross rate was 8.00%. The Company retains the servicing of the loans for a 0.25% servicing fee and a 50/50 split of the prepayment fee negotiated for the life of the contract. Construction loans decreased $4.3 million, or 7%, mortgage loans decreased $4.1 million, or 7%, and consumer loans decreased $8.4 million, or 18%.

Total deposits (including purchased money deposits) increased $17.6 million or 4% in 2002. The increase of $42.7 million in savings accounts was offset by the decrease in the High Yield Money Market account of $28.5 million and certificates of deposits of $26.0 million. Purchased money deposits increased $21.2 million.

For the year ended December 31, 2002, the Company earned $6,596,000, increase of $827,000, or 14% for the $5,769,000 earned in 2001.

STOCK REPURCHASE PROGRAM AND DIVIDENDS

The Company paid quarterly dividends during 2002 of $.08 per share. The Company also announced an $.08 per share dividend payable March 28, 2003, to shareholders of record on March 14, 2003.

The following table summarizes the Company's stock repurchase programs during 2002:

                           Date                   Date                # of Shares               Average
    Program#             Announced              Completed             Repurchased           Price per Share
    --------             ---------              ---------             -----------           ---------------
      23rd               10/23/01                3/29/02                  174,636               $19.14

      24th                3/29/02                6/18/02                  100,000               $21.32

      25th                6/18/02                3/7/03                   100,000               $26.53

GENERAL

On June 30, 1992, the Bank converted from a federally chartered mutual savings bank to a federally chartered stock savings bank. As part of the conversion, proceeds were used to purchase the stock of the Bank. In August, 1997, the Bank was converted to a national bank.

On November 1, 2002, the Company entered into the Merger Agreement with Midwest Banc that, if approved by the Company's stockholders at a special meeting of stockholders, will result in the Company being merged with and into Midwest Banc. The special meeting of stockholders originally scheduled for March 17, 2003, was cancelled after Midwest Banc informed CoVest Bancshares that bank regulatory agencies would be delaying the processing of Midwest's applications to acquire the Company.

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

BUSINESS STRATEGY

Management of the Company has accomplished most of the restructuring necessary to fully transform the balance sheet to that of a full service commercial bank. In 1996, the Company sold over $93 million of securitized 15 and 30 year fixed rate mortgage-backed securities and replaced most of those fixed rate assets with shorter term floating rate instruments. In December, 1996, the Company securitized $61 million in fixed rate long-term mortgages and seven to ten year balloon mortgages with the FHLMC. Some of these were sold in 1997 to reduce interest rate risk and provide additional funding for commercial related loans. In 1997, the Company securitized $17.8 million of residential fixed rate mortgages that were not scheduled to reprice in the next five years. Additional securitized loans were sold in 1999 and 2000 to provide liquidity and fund commercial, multi-family, construction, and commercial real estate loan originations. In 1998, the Company opened mortgage centers in McHenry and Aurora, Illinois. These offices were subsequently consolidated in McHenry. The Company sold $54.1 million of its single family mortgage loan portfolio in March 2001, in anticipation of falling rates and the risk of prepayments. This reduced the Company's interest rate risk exposure on long term fixed rate assets that had the ability to be refinanced by the borrower without penalty should rates decline. The sale consisted of a $28.5 million sale of single use customer mortgages and a $25.6 million sale of multi-use service customer mortgages. Single use customer mortgages are customers with no other banking relationship with the Company besides the mortgage loan. These loans were sold on a service release basis, which means discontinuing the collection of principal and interest payments, thereby giving up the rights of collecting servicing income. Multi-service customer mortgages are customers with other banking relationship with the Company, such as deposit account relationships and home equity lines of credit. These multi-service customer mortgages were sold on a service retained basis, which means continuing the collection of principal and interest payments for the remaining term of the loan and the right to receive servicing income from the loan purchaser. Associated with the mortgage loan sale in March 2001 was $196,000 of capitalized "mortgage servicing rights" on service retained mortgages with an $81,000 balance as of December 31, 2002. Proceeds from the sale were used to fund growth in the commercial and multi-family portfolios.

In April 2002, the Company sold $20.1 million of its multi-family loan portfolio which consisted of 5-year adjustable rate loans where the rate is fixed for the first 5-year term and then reprice off the 5-year Treasury index for the next five years. There was no gain or loss on the transaction and the loans were sold at 7% pass-through until the next rate adjustment. The overall average gross rate was 8.00%. The Company retains the servicing of the loans for a 0.25% servicing fee and a 50/50 split of the prepayment fee negotiated for the life of the contract.

These changes allow the Company to concentrate on filling the void left by the consolidation of competing financial institutions in its marketplace and to serve, "on a timely basis", those commercial lending prospects who may need a commercial loan, a commercial real estate loan, a construction loan or a multi-family loan. The Company's ability to serve this market helped to expand the commercial related portfolio by $40.2 million during 2002. Most of this increase came in multi-family loans, which increased by $29.6 million, followed by increases of $5.1 million in commercial real estate loans and $9.7 million in commercial loans. Mortgage loans decreased by $4.1 million, consumer loans decreased by $8.4 million and leases outstanding decreased by $1.3 million.

Total deposits increased 4% to $473.6 million from $456.0 million at December 31, 2001. Savings accounts increased $42.7 million, or 82%, interest-bearing checking accounts increased $5.5 million, or 19%, and non-interest-bearing checking accounts increased $2.7 million, or 9%. The High Yield Money Market account decreased $28.5 million, or 25%, and certificates of deposits decreased $26.0 million, or 14%. The Company believes that the decline in the 91-day Treasury Bill rate to which the High Yield Money account is indexed caused the decline and believes that customers shifter their deposits to savings accounts that remained at a 2.50% yield until October 1, 2002. On October 1, 2002, the Company implemented relationship pricing on its savings accounts whereby savings account customers with related checking accounts would earn 2.25%, while non-relationship savings account customers would earn 1.50%. As of December 31, 2002, relationship savings accounts totaled $74.1 million. The floor rate set on the High Yield Money Market account was 1.25% at inception. On January 30, 2003, the floor rate was decreased to 1.00%, in line with the 91-day Treasury Bill rate to which the High Yield Money Market account is indexed. Certificates of deposit decreased $26.0 million, or 14% while purchased certificates of deposit increased $21.2 million, or 46%.

The Company continues to build its volume of non-interest bearing checking accounts with complementary deposit products and services such as direct deposit and debit cards. The checking account is a core account of the community bank. From the Company's perspective, it also helps improve non-interest income and will help to improve the Company's net interest margin. The Company offers promotions to attract new checking accounts and provide additional services, such as Internet Banking and Telephone Banking, to make these accounts more desirable in the marketplace. In setting its rates on certificates of deposit, the Company regularly evaluates: (1) its investment and lending opportunities;
(ii)its liquidity position; (iii) the rates being offered by competing institutions; and (iv) its internal cost of funds. It order to decrease the volatility of its deposits, the Company imposes penalties on early withdrawal of its certificates of deposit.

At December 31, 2002, total non-performing loans amounted to $6.0 million, or 1.12% of net loans receivable compared to $2.5 million, or 0.50% of net loans receivable at December 31, 2001. The Company had $3,934,000 of impaired loans at December 31, 2002. The Company had three commercial real estate loans to related borrowers totaling $3,016,000 that were put to non-accrual in the third quarter of 2002. The Company had begun the foreclosure process and is having new appraisals performed on the properties. As of December 31, 2002, the Company had allocated $300,000 of the allowance for loan losses to these impaired loans. Subsequently, in the first quarter of 2003, the Company charged off the $300,000. A $1,426,000 multi-family loan was put to non-accrual in June 2002. The Company charged-off $159,000 of this loan during the second quarter of 2002. A subsequent repayment was made on this loan and now has a balance of $918,000. $1,468,000 of non-performing assets as of December 31, 2002 consisted of loans delinquent 90 days or more and still accruing. As of March 27, 2003, $675,000 of the accruing loans delinquent 90 days or more as of December 31, 2002 had been made current. The $661,000 other real estate owned is an undeveloped commercial property in Chicago. The loan balance was $780,000 and the Company took a $118,000 charge-off on the loan during 2001. The property was sold in February 2003 and incurred $57,000 of expense and a $27,000 loss on the sale.

At December 31, 2002, the allowance for loan losses amount to $7.4 million, or 1.18x non-performing loans and compared to $6.5 million, or 2.58x coverage at December 31, 2001. The ratio of allowance for loan losses to total outstanding loans was 1.30% as December 31, 2002, compared to 1.27% for December 31, 2001.

Stockholders' equity in CoVest Bancshares, Inc. totaled $48.6 million at December 31, 2002. The number of common shares outstanding was 3,480,381 and the book value per common share outstanding was $14.29 as of December 31, 2002, excluding unearned ESOP shares.

The Company completed its 23rd, 24th and 25th stock repurchase program on March 29, 2002, June 18, 2002 and March 7, 2003 respectively. On March 7, 2003, the Company announced its 26th stock repurchase program, enabling the Company to repurchase up to 100,000 shares in the open market or through privately negotiated transactions. The Company has repurchased 13,440 shares to date at an average price of $28.01 per share under this latest stock repurchase program.

On February 22, 2002, The Employee Stock Ownership Plan (ESOP) purchased 81,477 shares of CoVest Bancshares, Inc. common stock, held in the Company's treasury, for an aggregate purchase price of $1,500,000, or $18.41 per share. A new loan in the amount of $1.5 million plus interest will be repaid over a period of fifteen years from earnings generated by the Company. As of March 27, 2003 the balance of the loan was $1.0 million.

COMPARISON OF OPERATING RESULTS FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001

GENERAL

The Company earned $6,596,000 for the year ended December 31, 2002, up 14% over $5,769,000 for the year ended December 31, 2001. This represented $1.93 (basic) and $1.84 (diluted) earnings per share versus $1.54 (basic) and $1.50 (diluted) earnings per share for 2001, an increase of 25% and 23% respectively from 2001.

Cash earnings for 2002, consisting of net earnings of $6,596,000 and the after tax effect of goodwill of $102,000, were $6,698,000, or $1.96 (basic) and $1.87 (diluted) earnings per share, compared to $5,871,000 or $1.57 (basic) and $1.52 (diluted) earnings per share in 2001.

Returns on average equity and average assets for 2002 were 14.15% and 1.10% respectively, compared to 12.05% and 0.99% for 2001.

INTEREST INCOME

Interest income (tax equivalent) on earning assets decreased 15% to $36,683,000 for 2002 compared to $43,009,000 for 2001. The average balance on interest earning assets increased $15.9 million with an overall yield of 6.34%, a 17% decrease compared to 7.64% in 2001. In 2002, average loans receivable were $513.9 million, a 3% increase compared to $497.7 million in 2001. The average yield on loans was 6.55% for 2002, 135 basis points lower than 7.90% in 2001. Multi-family loans experienced the biggest average increase by $37.1 million. Commercial loans also increased by $12.2 million. In November 2002, the Federal Reserve Bank reduced Fed Funds Rate by 50 basis points resulting in the prime rate decreasing from 4.75% to 4.25%. The multi-family loan portfolio, which comprised 47% of the Company's loan portfolio, is mostly comprised of adjustable rate loans with floors and prepayment penalties established upon origination. The floor set on these adjustable rate loans mitigated the decline in interest rate. However, in the event interest rates rise, the interest rates on these loans will not necessarily rise, depending on the amount of rate increase. As of December 31, 2002, $176.3 million of the Company's loans were prime based. Mortgage loans decreased by $18.9 million. The Company continues to originate single family mortgage loans. In general, the Company retains in its portfolio only single-family mortgage loans that provide periodic adjustments of the interest rate (adjustable-rate mortgage loans). Consumer loans decreased by $6.6 million. Investments, including overnight deposits averaged $64.9 million in 2002, relatively at the same level in 2001. Investments yielded 4.67% in 2002, a 97 basis points decrease compared to 5.64% in 2001.

INTEREST EXPENSE

Interest expense for 2002 decreased 33% to $15,291,000 compared to $22,845,000 for 2001. The average cost of interest bearing liabilities decreased 162 basis points to 3.02% compared to 4.64% in 2001. Total average deposits increased by $7.3 million in 2002 with cost decline of 167 basis points compared to 2001. Savings accounts increased by $30.2 million while the High Yield Money Market account decreased $21.4 million. The yield on the High Yield Money Market account decreased to 1.65%, 182 basis points lower than 3.47% in 2001. The decrease was mostly attributed to the decline in the 91-day Treasury bill rate to which the High Yield Money Market account is indexed. The floor rate set on the High Yield Money Market account was 1.25% at inception. On January 30, 2003, the floor rate was decreased to 1.00% to be in line with the 91-day Treasury Bill rate to which the High Yield Money Market account is indexed. The Company believes that customers shifted their funds to savings accounts that remained at 2.50% yield until October 1, 2002. On October 1, 2002, the Company implemented relationship pricing on savings accounts where savings accounts with related checking accounts earn 2.25%, while non-relationship savings accounts earn 1.50%. As of December 21, 2002, relationship savings accounts totaled $74.1 million. The Company believes that this pricing is competitive in its market area. Certificates of deposits decreased by $7.8 million with cost decline of 202 basis points compared to 2001. Included in certificates of deposits are purchased certificates of deposits that averaged $56.7 million in 2002, relatively the same level in 2001. The yield on purchased certificates of deposit decreased by 246 basis points in 2002. Interest bearing checking accounts increased $6.3 million. The average balance of FHLB advances increased $10.3 million with a cost decline of 159 basis points compared to 2001. Other borrowed money decreased $2.5 million with a cost decline of 169 basis points compared to 2001.

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

NET INTEREST INCOME

Net interest income increased $1,273,000, or 6.37% in 2002 compared to 2001. The average yield on interest earning assets decreased by 130 basis points in 2002 compared to 2001. The average cost of interest bearing liabilities decreased 162 basis points in 2002 compared to 2001. The average net interest spread increased to 3.32% in 2002, a 32 basis points increase from 3.00% in 2001. The net interest margin increased to 3.70% in 2002, a 12 basis points increase from 3.58% in 2001. The average non-interest bearing deposits slightly increased by $5.0 million in 2002.

Changes in interest rates impact the Company's net income. Changes in interest rates impact the demand for new loans, the credit profile of existing loans, the rates received on loans and securities and rates paid on deposits and borrowings. The relationship between the rates received on loans and securities, and the rates paid on deposits and borrowings, known as the interest spread, could be expected to initially increase during times of falling rates, when the 91-day Treasury bill rate, from which the High Yield Money Market account is priced, declines faster that the prime rate. Conversely, the interest spread could decline during times of increasing interest rates.

The Company's implementation of relationship pricing on savings accounts where relationship savings accounts with related checking accounts earn 2.25% while non-relationship savings accounts earn 1.50%, resulted in slightly lower cost and also opened an opportunity to increase its non-interest bearing deposits. The Company's lowering the floor on the High Yield Money Market account also helped in the decrease of cost of funds. With any further decline in interest rates, the Company's ability to proportionately decrease the rates on deposit sources, particularly certificates of deposit accounts, may not be possible due to competitive pressures. This may result in the decrease in interest spread. Although we believe our current level of interest sensitivity is reasonable, significant reduction in interest rates may have an adverse effect on our business, financial condition and results of operation.

PROVISION FOR LOAN LOSSES

The amount of the provision for loan losses is based on quarterly evaluations of the loan portfolio, with particular attention toward non-performing and other potential problem loans. During these evaluations, consideration is also given to such factors as management's evaluation of specific loans, the level and composition of impaired and other non-performing loans, historical loss experience, results of examinations by regulatory agencies, independent loan review, the market value of collateral, the estimate of discounted cash flows, the strength and availability of guaranties, concentration of credits, and other factors.

The 2002 provision for loan losses totaled $1,053,000 compared to $1,602,000 in 2001. Net loan charge-offs for 2002 was $561,000 compared to $710,000 in 2001. The ratio of allowance for loan losses to total outstanding loans was 1.30% in 2002 compared to 1.27% in 2001. The ratio of loan losses to non-performing loans was 1.18x for 2002 compared to 2.58x in 2001. The total non-performing loans as of December 31, 2002 included $1,468,000 accruing loans delinquent 90 days or more. At December 31, 2002, non-performing loans amounted to $5,967,000, or 0.98% of total assets compared to $2,538,000 or 0.43% of total assets at December 31, 2001. The Company believes that the allowance for loan losses was adequate to absorb probable incurred losses on existing loans, however, there can be no assurance that such losses will not exceed estimated amounts.

NON-INTEREST INCOME

Non-interest income for 2002 increased $698,000, or 16% compared to that for 2001. Loan prepayment fees increased $663,000. Other income increased $237,000. Included in other income for 2002 was $94,000 non-taxable increase in the cash surrender value of life insurance policies, a $108,000 of interest on State of Illinois income tax refunds for 1992 and 1993, and a $27,000 gain on sale of other real estate owned. Included in other income for 2001 were $137,000 credit card servicing income, $80,000 write off of building signs for the Company's three branches and a $36,000 loss on sale of other real estate owned. Gain on sale of loans decreased $407,000 in 2002. In 2001, the Company realized a $407,000 gain on sale of $54.5 million of its single-family residential loans. Gain on sale of investments increased $251,000 in 2002. In 2002, the Company realized a $216,000 gain on sale of investments, while in 2001 the Company realized a loss of $35,000.

NON-INTEREST EXPENSE

Non-interest expenses for 2002 increased $1,078,000, or 8% compared to that in 2001. Compensation and benefits increased $717,000. Compensation increased $238,000, Employee Stock Ownership Plan expenses increased $342,000 as a result of the reloading of the plan in February 2002 and, post-retirement medical insurance increased $294,000. The Plan was frozen in the fourth quarter of 2002. These increases were offset by decreases in directors' retirement expenses of $41,000, group medical self-insurance of $69,000 and Bank Incentive Plan expense of $67,000. Expenses on real estate owned increased by $324,000. Other expenses increased $179,000, which consisted mostly of $88,000 of legal expense and $100,000 of investment banking expenses related to the acquisition of the Company by Midwest Banc Holdings, Inc. The efficiency ratio for 2002 was 56%, which was the same as in 2001.

The Company's consolidated income tax rate varies from statutory rates principally due to interest income from tax exempt securities and loans, increase in cash surrender of life insurance policies and appreciation in Company's stock in relation to the Employee Stock Ownership Plan. The Company recorded income tax expense of $3.9 million in 2002 as compared to $3.3 million in 2001, and increase of 18.7% due to changes in income. The effective tax rate was 37.2% in 2002 and 36.3% in 2001.

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

The Federal Reserve's incremental rate reductions caused a decrease in the Company's prime rate from 9.50% to 4.75% during 2001, which resulted in a decrease in the Company's interest received on loans and securities and rates paid on deposits and borrowings.

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

The 2001 provision for loan losses totaled $1,602,000 compared with $1,010,000, in 2000. The change in the Company's loan portfolio mix, as well as the increase in charge-offs by $522,000, prompted the Company to increase its allowance for loan losses. The single family mortgage loan portfolio decreased by $62.2 million in 2001 compared to 2000, mostly from the sale in March 2001. Those funds and an additional $14.9 million were redeployed into various types of commercial, multi-family, commercial real estate, and construction lending. Although the Company is not aware of any undisclosed potential losses in these types of loans, the Company acknowledges the difference in the risks between single family mortgage loans and traditional commercial lending.

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

The Company's consolidated income tax rate varies from statutory rates principally due to interest income from tax-exempt securities and loans. The Company recorded income tax expense of $3.3 million in 2001 as compared to $2.5 million in 2000, an increase of 31.4% due to changes in income. The effective tax rate was 36.3% in 2001 and 35.5% in 2000.

NET INTEREST INCOME ANALYSIS

The following table presents, for the periods indicated, on a fully tax equivalent basis, the total dollar amount of interest income from average interest-earning assets and the resultant yields, as well as interest expense on average interest-bearing liabilities, expressed both in dollars and rates.

                                                                      Year Ended December 31,
                                                                      -----------------------
                                                          2002                                        2001
                                                          ----                                        ----
                                                                        (Dollars in Thousands)
                                            Average      Interest                     Average       Interest
                                             Annual       Earned/      Yield/          Annual        Earned/       Yield/
                                            Balance        Paid         Rate          Balance         Paid          Rate
                                          -----------   -----------   -----------    -----------   -----------   -----------
Interest-earning assets
     Commercial loans (A) (B)             $    52,394   $     3,078          5.87%   $    40,230   $     2,944          7.32%
     Multi-family loans (A) (B)               229,481        14,421          6.28        192,381        14,517          7.55
     Comm real estate loans (A) (B)            80,811         5,457          6.75         84,306         6,810          8.08
     Construction loans (B)                    51,462         3,642          7.08         53,418         4,973          9.31
     Commercial leases (A) (B)                  1,128            66          5.85          3,246           195          6.01
     Mortgage (A) (B)                          56,222         4,177          7.43         75,141         5,829          7.76
     Consumer loans (A)                        42,413         2,812          6.63         49,012         4,067          8.30
     Securities                                43,977         2,191          4.98         41,360         2,378          5.75
     Mortgage-backed securities                 2,600           190          7.31          5,407           385          7.12
     Equity Investments                         9,427           516          5.47          8,529           508          5.96
     Other investments                          8,864           133          1.50          9,865           403          4.09
                                          -----------   -----------   -----------    -----------   -----------   -----------
     Total interest-earning assets            578,779        36,683          6.34%       562,895        43,009          7.64%

Non-interest earning assets                    19,626                                     20,707
                                          -----------                                -----------

     TOTAL ASSETS                         $   598,405                                $   583,602
                                          ===========                                ===========

Interest-bearing liabilities
     NOW accounts                         $    31,428           414          1.32%   $    25,106           328          1.31%
     Savings accounts                          74,507         1,765          2.37         44,301         1,108          2.50
     Money Market accounts                     98,828         1,630          1.65        120,233         4,178          3.47
     Certificates                             228,557         8,517          3.73        236,352        13,596          5.75
     FHLB advances                             63,195         2,730          4.32         52,882         3,123          5.91
     Other borrowed money                      10,605           235          2.22         13,079           512          3.91
                                          -----------   -----------   -----------    -----------   -----------   -----------
     Total interest-bearing liabilities       507,120        15,291          3.02%       491,953        22,845          4.64%

Non-interest bearing deposits                  32,977                                     27,989
Other liabilities                              11,700                                     15,781
                                          -----------                                -----------
     TOTAL LIABILITIES                        551,797                                    535,723

Stockholders' equity                           46,608                                     47,879
                                          -----------                                -----------

     TOTAL LIABILITIES AND
     STOCKHOLDERS' EQUITY                 $   598,405                                $   583,602
                                          ===========                                ===========

Net interest income                                     $    21,392                                $    20,164
                                                        ===========                                ===========

Net interest spread                                                          3.32%                                     3.00%
                                                                      ===========                                ===========

Net earning assets                        $    71,659                                $    70,942
                                          ===========                                ===========

Net yield on average interest-
earning assets                                                               3.70%                                      3.58%
                                                                      ===========                                ===========

Average interest-earning assets to
average interest-bearing
liabilities                                                                  1.14X                                      1.14X
                                                                      ===========                                ===========

                                                     Year Ended December 31,
                                                     -----------------------
                                                              2000
                                                              ----
                                                     (Dollars in Thousands)
                                             Average        Interest
                                             Annual          Earned/       Yield/
                                             Balance          Paid          Rate
                                           -----------    -----------   -----------
Interest-earning assets
     Commercial loans (A) (B)              $    27,729    $     2,276          8.21%
     Multi-family loans (A) (B)                141,246         11,348          8.03
     Comm real estate loans (A) (B)             72,012          5,947          8.26
     Construction loans (B)                     44,545          4,883         10.96
     Commercial leases (A) (B)                  13,180            827          6.27
     Mortgage (A) (B)                          126,604          9,505          7.51
     Consumer loans (A)                         52,073          4,728          9.08
     Securities                                 42,756          2,563          5.99
     Mortgage-backed securities                 15,363          1,061          6.91
     Equity Investments                          7,800            512          6.57
     Other investments                           6,254            377          6.03
                                           -----------    -----------   -----------
     Total interest-earning assets             549,562         44,027          8.01%

Non-interest earning assets                     17,552
                                           -----------

     TOTAL ASSETS                          $   567,114
                                           ===========

Interest-bearing liabilities
     NOW accounts                          $    22,892            255          1.11%
     Savings accounts                           46,806          1,172          2.50
     Money Market accounts                     103,367          5,998          5.80
     Certificates                              234,259         14,265          6.09
     FHLB advances                              66,344          4,083          6.15
     Other borrowed money                       12,384            759          6.13
                                           -----------    -----------   -----------
     Total interest-bearing liabilities        486,052         26,532          5.46%

Non-interest bearing deposits                   22,949
Other liabilities                               11,439
                                           -----------
     TOTAL LIABILITIES                         520,440

Stockholders' equity                            46,674
                                           -----------

     TOTAL LIABILITIES AND
     STOCKHOLDERS' EQUITY                  $   567,114
                                           ===========

Net interest income                                       $    17,495
                                                          ===========

Net interest spread                                                            2.55%
                                                                        ===========

Net earning assets                         $    63,512
                                           ===========

Net yield on average interest-
earning assets                                                                 3.18%
                                                                        ===========

Average interest-earning assets to
average interest-bearing
liabilities                                                                    1.13X
                                                                        ===========

(A)   Includes cash basis loans.
(B)   Includes deferred fees/costs.

The following table sets forth the weighted average yields on the Company's interest-earning assets, the weighted average interest rates on interest-bearing liabilities, and the interest rate spread between the weighted average yields and rates at the dates indicated:

                                                                                        At December 31,
                                                                                2002         2001         2000
                                                                                ----         ----         ----
Weighted average yield on
    Commercial loans                                                             5.34%        6.54%        9.02%
    Commercial real estate loans                                                 6.22         7.93         8.57
    Multi-family loans                                                           5.84         7.17         8.42
    Construction loans                                                           6.32         7.34        10.28
    Commercial leases                                                            6.43         6.46         6.40
    Mortgage                                                                     7.61         7.40         7.64
    Consumer loans                                                               6.16         7.49         9.40
    Mortgage-backed securities                                                   7.05         7.05         6.84
    Securities                                                                   4.64         5.37         7.05
    Other investments                                                            3.82         5.72         5.90
Combined weighted average yield on interest-earning assets                       5.92         7.15         8.46

Weighted average rates paid on
    Savings accounts                                                             2.08         2.50         2.50
    NOW accounts                                                                 1.27         1.33         1.12
    Money market accounts                                                        1.29         1.76         5.85
    Certificates                                                                 3.47         4.41         6.40
    FHLB advances                                                                3.89         4.63         6.27
    Other borrowed money                                                         1.51         2.09         6.17
Combined weighted average rate paid on interest-bearing liabilities              2.61         3.41         5.66

Net interest rate spread                                                         3.31         3.75         2.80

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

                                               2002 vs. 2001                          2001 vs. 2000
                                       Increase (Decrease) Due To:             Increase (Decrease) Due To:
                                       ---------------------------             ---------------------------
                                                               Total                                  Total
                                                             Increase                               Increase
                                    Volume        Rate      (Decrease)     Volume         Rate     (Decrease)
                                    ------        ----      ----------     ------         ----     ----------
                                                                  (In Thousands)
Interest-earning assets
    Loans receivable                $ 1,278       $(6,960)     $(5,682)     $ 2,448       $(2,627)      $  (179)
    Mortgage-backed securities         (200)            5         (195)        (688)           12          (676)
    Securities and other
      investments                       138          (587)        (449)         184          (347)         (163)
                                    -------       -------      -------      -------       -------       -------
       Total interest-earning
         assets                       1,216        (7,542)      (6,326)       1,944        (2,962)       (1,018)
                                    -------       -------      -------      -------       -------       -------

Interest-bearing liabilities
    NOW accounts                         81             5           86          (25)          (48)          (73)
    Savings accounts                    745           (88)         657           64            --            64
    Money markets                      (734)       (1,814)      (2,548)        (978)        2,798         1,820
    Certificates                       (442)       (4,637)      (5,079)         (56)          725           669
    FHLB advances                       601          (994)        (393)         763           197           960
    Other borrowed money                (96)         (181)        (277)          26           221           247
                                    -------       -------      -------      -------       -------       -------
       Total interest-bearing
         liabilities                    155        (7,709)      (7,554)        (206)        3,893         3,687
                                    -------       -------      -------      -------       -------       -------

    Net change in interest
      income                        $ 1,061       $   167      $ 1,228      $ 1,738       $   931       $ 2,669
                                    =======       =======      =======      =======       =======       =======

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

The Company's cash flows are a result of three principal activities: operating activities, investing activities and financing activities. Net cash received in operating activities, primarily interest on loans and investments, less interest paid on deposits and borrowed funds, and the net change in mortgage loans held for sale, was $10.2 million for the year ended December 31, 2002. Net cash used in investing activities was $23.9 million for the year ended December 31, 2002. Loan sales generated $20.1 million. Securities sales generated $9.7 million while principal payments on mortgage-backed and related securities amounted to $1.7 million. Proceeds from maturity of securities amounted to $39.3 million. Purchases of securities were $47.3 million, and loan originations, net of principal payments, were $48.7 million for the year. Net cash provided by financing activities amounted to $14.7 million for the year ended December 31, 2002. Cash used to purchase treasury stock amounted to $6.8 million. Deposits increased by $17.6 million.

The Company uses its liquidity to meet its ongoing commitments to fund maturing certificates of deposit and deposit withdrawals, repay borrowings, fund existing and continuing loan commitments, and pay operating expenses. At December 31, 2002, the Company had approved and accepted commitments to originate loans totaling $12.2 million, and its customers had approved but unused lines of credit totaling $90.4 million. Additionally, the Company had $7.6 million in letters of credit. The Company considers its liquidity and capital resources to be adequate to meet its foreseeable short and long-term needs. The Company expects to be able to fund or refinance, on a timely basis, its material commitments and long-term liabilities.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

            (Dollars in thousands)                                    Payments due by period
                                                                      ----------------------
                                                Within 1                                     After
                                                  year        1-3 years      4-5 years      5 years          Total
            FHLB advances                       $35,200        $12,000        $5,000        $10,000        $62,200
            Other borrowings                     12,170             --            --             --         12,170
                                                -------        -------        ------        -------        -------
            Total contractual cash obligations  $47,370        $12,000        $5,000        $10,000        $74,370
                                                =======        =======        ======        =======        =======

            (Dollars in thousands)                          Amount of commitment expiration per period
                                                            ------------------------------------------
                                                Within 1                                     After
                                                  year        1-3 years      4-5 years      5 years          Total
            Lines of credit                     $24,674        $33,295        $13,068        $19,363        $90,400
            Standby letters of credit                --             --             --          7,600          7,600
                                                -------        -------        -------        -------        -------
            Total commercial commitments        $24,674        $33,295        $13,068        $26,963        $98,000
                                                =======        =======        =======        =======        =======

CAPITAL RESOURCES

At December 31, 2002, the Bank had total risk based capital of $50.1 million. This was approximately $6.8 million above the 10% ratio required to be "well capitalized." Tier 1 risk based capital was $44.6 million. This was approximately $18.6 million or 4.3% above the required ratio of 6%. The Tier 1 capital leverage ratio was 7.4%. This was approximately $14.7 million or 2.4% above the required ratio of 5%.

The Company completed its 23rd, 24th and 25th stock repurchase programs on March 29, 2002, June 18, 2002 and March 7, 2003 respectively. On March 7, 2003, the Company announced its 26th stock repurchase program, enabling the Company to repurchase up to 100,000 shares in the open market or through privately negotiated transactions. The Company has repurchased 13,440 shares to date at an average price of $28.01 per share under this latest stock repurchase program.

On February 22, 2002, the Employee Stock Ownership Plan (ESOP) purchased 81,477 shares of CoVest Bancshares, Inc. common stock, held in the Company's treasury, for an aggregate purchase price of $1,500,000, or $18.41 per share. A new loan in the amount of $1.5 million plus interest will be repaid over a period of fifteen years from earnings generated by the Company. As of March 11, 2003, the balance of the loan was $1.0 million.

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

The following table presents the Company's exposure to hypothetical changes in interest rates as of December 31,

                                        2002                                        2001
                                        ----                                        ----

Changes in             Percent Change in      Percent Change in        Percent Change        Percent Change in
Interest Rates         Net Interest           MV of Portfolio          in Net Interest       MV of Portfolio
(basis points)         Income                 Equity                   Income                Equity
---------------        -----------------      -----------------        --------------        -----------------
       +200                     9%                      -3%                    -2%                 -3%
       +100                     4                       -1                     -1                  -1
          0                     0                        0                      0                   0
       -100                    -1                       +4                     +2                  +3

The following table presents the Company's cumulative gap position as of the dates indicated:

                                            December 31, 2002          December 31, 2001
                                            -----------------          -----------------
                                                          (Dollars in thousands)
               90 days                           $98,197                        ($29,177)
              182 days                           $93,853                        ($31,359)
              365 days                           $47,023                        ($39,214)

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

                               CROWE CHIZEK [LOGO]

                         REPORT OF INDEPENDENT AUDITORS

We have audited the accompanying consolidated statements of financial condition of CoVest Bancshares, Inc. as of December 31, 2002 and 2001, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CoVest Bancshares, Inc. as of December 31, 2002 and 2001, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.


                        /s/ Crowe, Chizek and Company LLP

                            Crowe, Chizek and Company LLP

Oak Brook, Illinois
January 24, 2003

                             COVEST BANCSHARES, INC.
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                           DECEMBER 31, 2002 AND 2001
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                                     2002              2001
                                                                                   ---------         ---------
ASSETS
Cash and cash equivalents
    Cash on hand and in banks                                                      $   7,562         $   6,552
    Interest-bearing deposits in other financial institutions                             17                21
                                                                                   ---------         ---------
                                                                                       7,579             6,573
Securities
    Securities available-for-sale                                                     41,489            40,897
    Mortgage-backed securities available-for-sale                                         --             3,948
    Federal Home Loan Bank stock and Federal Reserve Bank stock                        7,681             7,319
                                                                                   ---------         ---------
                                                                                      49,170            52,164
Loans and leases receivable, net
    Loans receivable                                                                 542,063           516,167
    Less allowance for loan losses                                                     7,039             6,547
                                                                                   ---------         ---------
                                                                                     535,024           509,620

Accrued interest receivable                                                            2,639             3,281
Premises and equipment                                                                 8,824             9,466
Other real estate owned                                                                  661               661
Goodwill                                                                               1,084             1,251
Mortgage servicing rights                                                                128               222
Other assets                                                                           3,812             2,491
                                                                                   ---------         ---------

                                                                                   $ 608,921         $ 585,729
                                                                                   =========         =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
    Deposits
       Non-interest-bearing                                                        $  33,700         $  30,993
       Interest-bearing checking                                                      34,836            29,339
       Money market accounts                                                          85,372           113,864
       Savings accounts                                                               94,885            52,141
       Purchased money deposits                                                       66,946            45,776
       Certificates of deposit                                                       157,868           183,889
                                                                                   ---------         ---------
                                                                                     473,607           456,002

    Short-term borrowings                                                             47,370            29,425
    Long-term borrowings from Federal Home Loan Bank                                  27,000            44,000
    Advances from borrowers for taxes and insurance                                    5,587             4,865
    Accrued expenses and other liabilities                                             6,771             6,286
                                                                                   ---------         ---------
                                                                                     560,335           540,578
Stockholders' equity
    Preferred stock, $.01 par value, 100,000 shares authorized, none issued               --                --
    Common stock, $.01 par value, 7,500,000 shares authorized,
      4,403,803 shares issued at December 31, 2002 and 2001                               44                44
    Additional paid-in capital                                                        18,831            17,268
    Retained earnings                                                                 46,838            41,360
    Treasury stock, at cost (2002 - 923,422 shares, 2001 - 965,580 shares)           (16,603)          (14,290)
    Unearned ESOP shares                                                              (1,202)               --
    Accumulated other comprehensive income                                               678               769
                                                                                   ---------         ---------
                                                                                      48,586            45,151
                                                                                   ---------         ---------

                                                                                   $ 608,921         $ 585,729
                                                                                   =========         =========

          See accompanying notes to consolidated financial statements.

                             COVEST BANCSHARES, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                  YEARS ENDED DECEMBER 31, 2002, 2001, AND 2000
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                             2002            2001             2000
                                                           -------        --------         --------
Interest income
    Loans and leases receivable                            $33,652        $ 39,335         $ 39,508
    Mortgage-backed securities                                 190             385            1,061
    Securities
       Taxable                                               1,838           1,890            2,368
       Exempt from federal income taxes                        233             322              377
    Other interest and dividend income                         648             911              513
                                                           -------        --------         --------
                                                            36,561          42,843           43,827

Interest expense
    Deposits                                                12,325          19,210           21,690
    Advances from Federal Home Loan Bank                     2,730           3,123            4,083
    Other borrowed funds                                       235             512              759
                                                           -------        --------         --------
                                                            15,290          22,845           26,532
                                                           -------        --------         --------

NET INTEREST INCOME                                         21,271          19,998           17,295

Provision for loan losses                                    1,053           1,602            1,010
                                                           -------        --------         --------

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES         20,218          18,396           16,285

Noninterest income
    Loan charges and servicing fees                            892             949              798
    Loan prepayment fees                                     1,444             781              238
    Mortgage banking fees                                      705             711              434
    Deposit related charges and fees                         1,233           1,216            1,037
    Gain (loss) on sales of securities                         216             (35)             (96)
    Gain on sales of loans                                      --             407               --
    Other                                                      453             216              481
                                                           -------        --------         --------
                                                             4,943           4,245            2,892

Noninterest expense
    Compensation and benefits                                7,333           6,616            6,074
    Commissions and incentives                                 797             814              592
    Occupancy and equipment                                  1,959           1,926            2,028
    Federal deposit insurance premium                           80              86               83
    Data processing                                          1,059           1,004              872
    Advertising                                                725             808              583
    Other                                                    2,706           2,327            1,890
                                                           -------        --------         --------
                                                            14,659          13,581           12,122
                                                           -------        --------         --------

INCOME BEFORE INCOME TAXES                                  10,502           9,060            7,055

Income tax provision                                         3,906           3,291            2,505
                                                           -------        --------         --------

NET INCOME                                                 $ 6,596        $  5,769         $  4,550
                                                           =======        ========         ========

Earnings per common share
    Basic                                                  $  1.93        $   1.54         $   1.14
                                                           =======        ========         ========

    Diluted                                                $  1.84        $   1.50         $   1.12
                                                           =======        ========         ========

          See accompanying notes to consolidated financial statements.

                             COVEST BANCSHARES, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                  YEARS ENDED DECEMBER 31, 2002, 2001, AND 2000
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                          Common                                                           Accumulated
                                         Stock and                                                            Other        Total
                                        Additional                                  Unearned                  Compre-      Stock-
                                          Paid-In       Retained       Treasury      Stock        ESOP        hensive      holders'
                                          Capital       Earnings         Stock       Awards       Loan     Income (Loss)    Equity
                                         --------       --------       --------     --------     -------   ------------    --------
Balance at
  January 1, 2000                        $ 17,963       $ 33,514       $ (4,312)      $(14)      $    --       $(877)      $ 46,274
Cash dividend ($.32 per share)                 --         (1,281)            --         --            --          --         (1,281)
Exercise of stock options                    (581)            --          1,033         --            --          --            452
Purchase of stock                              --             --         (2,965)        --            --          --         (2,965)
Tax benefits related to
  employee stock plans                        163             --             --         --            --          --            163
Stock awards earned                            --             --             --         14            --          --             14
Comprehensive income
   Net income                                  --          4,550             --         --            --          --          4,550
   Net increase in fair value of
     securities available-for-sale,
     net of income taxes and
     reclassification adjustments              --             --             --         --            --         827            827
                                                                                                                           --------
      Total comprehensive income                                                                                              5,377
                                         --------       --------       --------       ----       -------       -----       --------
Balance at
  December 31, 2000                        17,545         36,783         (6,244)        --            --         (50)        48,034

Cash dividend ($.32 per share)                 --         (1,192)            --         --            --          --         (1,192)
Exercise of stock options                    (483)            --          1,457         --            --          --            974
Purchase of stock                              --             --         (9,503)        --            --          --         (9,503)
Tax benefits related to
  employee stock plans                        250             --             --         --            --          --            250
Comprehensive income
   Net income                                  --          5,769             --         --            --          --          5,769
   Net increase in fair value of
     securities available-for-sale,
     net of income taxes and
     reclassification adjustments              --             --             --         --            --         819            819
                                                                                                                           --------
      Total comprehensive income                                                                                              6,588
                                         --------       --------       --------       ----       -------       -----       --------

Balance at
  December 31, 2001                      $ 17,312       $ 41,360       $(14,290)      $ --       $    --       $ 769       $ 45,151
                                         ========       ========       ========       ====       =======       =====       ========

                                   (Continued)

                             COVEST BANCSHARES, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                  YEARS ENDED DECEMBER 31, 2002, 2001, AND 2000
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                          Common                                                           Accumulated
                                         Stock and                                                            Other        Total
                                        Additional                                  Unearned                  Compre-      Stock-
                                          Paid-In       Retained       Treasury      Stock        ESOP        hensive      holders'
                                          Capital       Earnings         Stock       Awards       Loan     Income (Loss)    Equity
                                         --------       --------       --------       ----       -------   ------------    --------
Balance at
  December 31, 2001                      $ 17,312       $ 41,360       $(14,290)      $ --       $    --       $ 769       $ 45,151

Cash dividend ($.32 per share)                 --         (1,118)            --         --            --          --         (1,118)
Treasury stock reissued in
  conjunction with stock option
  exercises and ESOP plan                     397             --          4,523         --        (1,500)         --          3,420
Release of ESOP shares                        156             --             --         --           298          --            454
Purchase of stock                              --             --         (6,836)        --            --          --         (6,836)
Tax benefits related to
  employee stock plans                      1,010             --             --         --            --          --          1,010
Comprehensive income
   Net income                                  --          6,596             --         --            --          --          6,596
   Net decrease in fair value of
     securities available-for-sale,
     net of income taxes and
     reclassification adjustments              --             --             --         --            --         (91)           (91)
                                                                                                                           --------
      Total comprehensive income                                                                                              6,505
                                         --------       --------       --------       ----       -------       -----       --------

Balance at
  December 31, 2002                      $ 18,875       $ 46,838       $(16,603)      $ --       $(1,202)      $ 678       $ 48,586
                                         ========       ========       ========       ====       =======       =====       ========

          See accompanying notes to consolidated financial statements.

                             COVEST BANCSHARES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  YEARS ENDED DECEMBER 31, 2002, 2001, AND 2000
                                 (IN THOUSANDS)

                                                                    2002           2001           2000
                                                                    ----           ----           ----
CASH FLOWS FROM OPERATING ACTIVITIES
     Net income                                                   $  6,596       $  5,769       $  4,550
     Adjustments to reconcile net income to net
       cash provided by operating activities
         Depreciation                                                  912            856            988
         Amortization of goodwill                                      167            167            167
         Amortization of intangible assets                              39             39             38
         Deferred income taxes                                        (693)          (240)          (360)
         Net change in real estate loans originated for sale            39           (682)          (277)
         Deferred loan origination costs, net                          576            184           (153)
         Provision for loan losses                                   1,053          1,602          1,010
         Federal Home Loan Bank stock dividend                        (362)          (453)          (337)
         Net (gain) loss on sales of securities                       (216)            35             96
         Gain on sale of loans                                          --           (407)            --
         ESOP expense                                                  454             --             --
         Stock award earned                                             --             --             14
         Increase in cash surrender value of life insurance           (169)           (63)            --
         Change in
              Other assets                                            (404)          (623)           839
              Accrued interest receivable                              642            733           (577)
              Accrued expenses and other liabilities                 1,556            384            865
                                                                  --------       --------       --------
                  Net cash provided by operating
                    activities                                      10,190          7,301          6,863

CASH FLOWS FROM INVESTING ACTIVITIES
     Net loan principal originations                               (48,728)       (65,430)       (38,936)
     Proceeds from sale of loans                                    20,083         54,547             --
     Purchase of securities available-for-sale                     (47,269)       (43,201)          (120)
     Proceeds from sales of securities available-
       for-sale                                                      9,670          6,955         18,625
     Proceeds from maturities of securities
       available-for-sale                                           39,265         40,825             --
     Proceeds from repayment of securities
       available-for-sale                                            1,754          2,199          2,891
     Proceeds from sale of other real estate owned                   1,573             --             --
     Purchase of premises and equipment, net                          (270)          (346)          (295)
                                                                  --------       --------       --------
         Net cash used in investing activities                     (23,922)        (4,451)       (17,835)


                                   (Continued)

                             COVEST BANCSHARES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  YEARS ENDED DECEMBER 31, 2001, 2000, AND 1999
                                 (IN THOUSANDS)

                                                                    2002           2001           2000
                                                                    ----           ----           ----
CASH FLOWS FROM FINANCING ACTIVITIES
     Net increase in deposits                                     $ 17,605       $  4,277       $ 53,670
     Net increase (decrease) in mortgage escrow funds                  722           (301)           526
     Short-term borrowings (repayments), net                        17,945        (16,054)       (39,525)
     Proceeds from long-term borrowings                                 --         15,000         10,000
     Repayments of long-term borrowings                            (17,000)            --        (10,000)
     Proceeds from exercise of stock options,
       net of treasury shares issued                                 3,420            974            452
     Purchase of treasury stock                                     (6,836)        (9,503)        (2,965)
     Cash dividends paid                                            (1,118)        (1,192)        (1,281)
                                                                  --------       --------       --------
         Net cash provided by (used in)
           financing activities                                     14,738         (6,799)        10,877
                                                                  --------       --------       --------

Net increase (decrease) in cash and cash equivalents                 1,006         (3,949)           (95)

Cash and cash equivalents at beginning of year                       6,573         10,522         10,617
                                                                  --------       --------       --------

CASH AND CASH EQUIVALENTS AT END OF YEAR                          $  7,579       $  6,573       $ 10,522
                                                                  ========       ========       ========

Supplemental disclosures of cash flow information
     Cash paid for
         Interest                                                 $ 15,432       $ 23,568       $ 25,819
         Income taxes                                                3,915          3,425          1,930
     Transfer of loans to other real estate owned                    1,573            997            663

          See accompanying notes to consolidated financial statements.

                             COVEST BANCSHARES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2002, 2001, AND 2000
               (TABLE AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS: CoVest Bancshares, Inc. ("the Company") is a bank holding company organized under the laws of the state of Delaware. From its three locations, the Company provides a full line of financial services to corporate and individual customers located in northern Illinois. These services include demand, time, and savings deposits; lending; mortgage banking; and insurance products.

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

Interest income on mortgage and commercial loans is discontinued at the time the loan is 90 days delinquent unless the credit is well-secured and in process of collection. In all cases, loans are placed on nonaccrual or charged off at an earlier date if collection of principal or interest is considered doubtful.

                                   (Continued)

                             COVEST BANCSHARES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2002, 2001, AND 2000
               (TABLE AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

All interest accrued but not received for loans placed on nonaccrual is reversed against interest income. Interest received on such loans is accounted for on the cash-basis or cost-recovery method, until qualifying for return to accrual. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

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

GOODWILL: Goodwill resulted from a prior branch acquisition and represents the excess of the purchase price over the fair value of acquired tangible assets and liabilities and identifiable intangible assets. This acquisition was not considered a business combination, and as a result, the goodwill is continuing to be amortized. In addition, goodwill is assessed at least annually for impairment, and any such impairment will be recognized in the period identified. Goodwill expense is $167,000 per year and will be amortized for the next 6.5 years.

                                   (Continued)

                             COVEST BANCSHARES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2002, 2001, AND 2000
               (TABLE AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

INCOME TAXES: The provision for income taxes is based on an asset and liability approach. The asset and liability approach requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities.

STOCK COMPENSATION: Employee compensation expense under stock options is reported using the intrinsic value method. No stock-based compensation cost is reflected in net income, as all options granted had an exercise price equal to or greater than the market price of the underlying common stock at date of grant. The following table illustrates the effect on net income and earnings per share if expense was measured using the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation. Certain adjustments were made to the pro forma calculations in prior years to be consistent with the current year presentation.

                                                         2002            2001            2000
                                                         ----            ----            ----
      Net income as reported                          $   6,596       $   5,769       $   4,550
      Deduct:  Stock-based compensation expense
        determined under fair value based method            199             285             242
                                                      ---------       ---------       ---------

      Pro forma net income                            $   6,397       $   5,484       $   4,308
                                                      =========       =========       =========

      Basic earnings per share as reported            $    1.93       $    1.54       $    1.14
      Pro forma basic earnings per share                   1.87            1.47            1.07

      Diluted earnings per share as reported               1.84            1.50            1.12
      Pro forma diluted earnings per share                 1.78            1.42            1.06

The pro forma effects are computed using option pricing models, using the following weighted-average assumptions as of grant date:

                                                         2002            2001            2000
                                                         ----            ----            ----
      Fair value                                      $    5.30       $    3.80       $    3.19
      Risk-free interest rate                               4.4%            4.8%            6.3%
      Expected option life                               5 years         5 years         5 years
      Expected stock price volatility                        26%             31%             27%
      Dividend yield                                        1.5%            2.1%            2.9%

COMPREHENSIVE INCOME: Comprehensive income includes both net income and other comprehensive income elements, including the change in unrealized gains and losses on securities available-for-sale, net of tax.

                                   (Continued)

                             COVEST BANCSHARES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2002, 2001, AND 2000
               (TABLE AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

EMPLOYEE STOCK OWNERSHIP PLAN: The cost of shares issued to the ESOP, but not yet allocated to participants, is shown as a reduction of stockholders' equity. Compensation expense is based on the market price of shares as they are committed to be released. Dividends on unearned ESOP shares reduce debt and accrued interest.

EARNINGS PER COMMON SHARE: Basic earnings per common share is net income divided by the weighted average number of common shares outstanding during the period. ESOP shares are considered outstanding for this calculation unless unearned. Diluted earnings per common share includes the dilutive effect of additional potential common shares issuable upon exercise of stock options.

DIVIDEND RESTRICTION: Banking regulations and the Company's line of credit covenants require the maintenance of certain capital levels and may limit the amount of dividends that may be paid by the Bank to the Company or by the Company to stockholders.

OFF-BALANCE-SHEET FINANCIAL INSTRUMENTS: Financial instruments include off-balance-sheet credit instruments, such as commitments to make loans and standby letters of credit, issued to meet customer financing needs. The face amount for these items represents the exposure to loss, before considering customer collateral or ability to repay. Such financial instruments are recorded when they are funded.

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

OPERATING SEGMENTS: While the chief decision-makers monitor the revenue streams of the various products and services, the identifiable segments are not material and operations are managed and financial performance is evaluated on a Company-wide basis. Accordingly, all of the financial service operations are considered by management to be aggregated in one reportable operating segment.

NEWLY ISSUED BUT NOT YET EFFECTIVE ACCOUNTING STANDARDS: New accounting standards on asset retirement obligations, restructuring activities and exit costs, operating leases, and early extinguishment of debt were issued in 2002. Management determined that when the new accounting standards are adopted in 2003, they will not have a material impact on the Company's financial condition or results of operations.

                                   (Continued)

                             COVEST BANCSHARES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2002, 2001, AND 2000
               (TABLE AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

RECLASSIFICATIONS: Certain items in the financial statements as of and for the years ended December 31, 2001 and 2000 have been reclassified, with no effect on net income, to conform with the current year presentation.

NOTE 2 - EARNINGS PER SHARE

                                                         Year Ended December 31,
                                                         -----------------------
                                                       2002        2001        2000
                                                       ----        ----        ----
Earnings per share
    Net income                                       $6,596      $5,769      $4,550
                                                     ======      ======      ======
    Weighted average common shares
      outstanding, excluding unallocated
      ESOP shares                                     3,422       3,737       4,008
                                                     ======      ======      ======

    Basic earnings per share                         $ 1.93      $ 1.54      $ 1.14
                                                     ======      ======      ======

Earnings per share assuming dilution
    Net income                                       $6,596      $5,769      $4,550
                                                     ======      ======      ======
    Weighted average common shares
      outstanding                                     3,422       3,737       4,008
    Add dilutive effect of assumed exercises of
      stock options and Bank incentive plan             169         112          56
                                                     ------      ------      ------

    Weighted average common and dilutive
      potential common shares outstanding             3,591       3,849       4,064
                                                     ======      ======      ======

    Diluted earnings per share                       $ 1.84      $ 1.50      $ 1.12
                                                     ======      ======      ======

                                   (Continued)

                             COVEST BANCSHARES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2002, 2001, AND 2000
               (TABLE AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 3 - SECURITIES

The fair value of securities available-for-sale and the related gross unrealized gains and losses recognized in accumulated other comprehensive income were as follows:

                                                               December 31, 2002
                                                               -----------------
                                                                      Gross         Gross
                                                        Fair       Unrealized     Unrealized
                                                       Value          Gains         Losses
                                                      --------       -------       --------
      Securities
          U.S. government agencies                    $ 33,040       $   484       $     (4)
          Marketable equity securities                   2,389           514             (6)
          States and political subdivisions              6,060           135            (17)
                                                      --------       -------       --------
                                                        41,489         1,133            (27)

      Federal Home Loan Bank stock                       7,212            --             --
      Federal Reserve Bank stock                           469            --             --
                                                      --------       -------       --------

                                                      $ 49,170       $ 1,133       $    (27)
                                                      ========       =======       ========

                                                               December 31, 2001
                                                               -----------------
                                                                      Gross         Gross
                                                        Fair       Unrealized     Unrealized
                                                       Value          Gains         Losses
                                                      --------       -------       --------
      Securities
          U.S. government agencies                    $ 31,931       $   437       $     (1)
          Marketable equity securities                   2,258           640            (72)
          States and political subdivisions              6,708           113             --
                                                      --------       -------       --------
                                                        40,897         1,190            (73)
      Mortgage-backed securities
          Federal Home Loan Mortgage Corporation         3,948           141             --

      Federal Home Loan Bank stock                       6,850            --             --
      Federal Reserve Bank stock                           469            --             --
                                                      --------       -------       --------

                                                      $ 52,164       $ 1,331       $    (73)
                                                      ========       =======       ========

Proceeds from sales of securities available-for-sale and gross realized gains and losses are as follows:

                                                        2002          2001           2000
                                                        ----          ----           ----
      Proceeds from sales                             $  9,670       $ 6,955       $ 18,625
      Gross realized gains                                 217             7              8
      Gross realized losses                                 (1)          (42)          (104)

                                   (Continued)

                             COVEST BANCSHARES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2002, 2001, AND 2000
               (TABLE AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 3 - SECURITIES (Continued)

At December 31, 2002 and 2001, securities with an approximate carrying value of $35,801,000 and $42,587,000 were pledged to secure deposits, Federal Home Loan Bank advances, and other borrowings. Included in securities pledged at December 31, 2002 and 2001 is $21,800,000 and $20,633,000 that has been pledged for FHLB borrowings.

The fair value of securities available-for-sale at December 31, 2002, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to prepay with or without prepayment penalties.

                                                         Fair
                                                         Value
                                                         -----
      Securities available-for-sale
         Due in one year or less                       $    5,890
         Due after one year through five years             33,210
         Federal Home Loan Bank stock                       7,212
         Federal Reserve Bank stock                           469
         Marketable equity securities                       2,389
                                                       ----------
                                                       $   49,170
                                                       ==========

NOTE 4 - LOANS RECEIVABLE

Loans receivable at December 31 are summarized as follows:

                                                           2002            2001
                                                           ----            ----
      Commercial loans and leases
          Commercial loans                              $  56,519       $  46,770
          Construction                                     54,587          58,933
          Commercial real estate                           84,552          79,403
          Multi-family loans                              252,165         222,556
          Commercial leases                                   522           1,774
                                                        ---------       ---------
                                                          448,345         409,436
      Net deferred loan origination costs                     753           1,218
                                                        ---------       ---------
          Total commercial loans and leases               449,098         410,654
                                                        ---------       ---------
      Mortgage loans
          Secured by one-to-four-family residences         54,459          58,486
          Loans held for sale                               1,026           1,065
                                                        ---------       ---------
                                                           55,485          59,551
      Net deferred loan origination fees                     (422)           (311)
                                                        ---------       ---------
          Total mortgage loans                             55,063          59,240
                                                        ---------       ---------

      Consumer loans
          Home equity and improvement                      28,837          33,460
          Automobile                                        7,292          10,661
          Other                                             1,773           2,152
                                                        ---------       ---------
                                                           37,902          46,273
                                                        ---------       ---------

                                                        $ 542,063       $ 516,167
                                                        =========       =========

                                    (Continued)

                             COVEST BANCSHARES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2002, 2001, AND 2000
               (TABLE AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 4 - LOANS RECEIVABLE (Continued)

Loans serviced for the Federal Home Loan Mortgage Corporation ("FHLMC") approximated $38,093,000, $65,972,000, and $73,326,000 at December 31, 2002,
2001, and 2000.

The Bank had lending transactions with directors and executive officers of the Company and the Bank which totaled approximately $763,000 and $215,000 at December 31, 2002 and 2001.

A portion of the allowance for loan losses is allocated to impaired loans. Information with respect to impaired loans and the related allowance for loan losses is as follows:

                                                                                       December 31,
                                                                                       ------------
                                                                                     2002        2001
                                                                                     ----        ----
     Impaired loans for which no allowance for loan losses
       is allocated                                                              $       918      $   --
     Impaired loans with an allocation of the allowance for
       loan losses                                                                     3,016       1,588
                                                                                 -----------      ------

         Total impaired loans                                                    $     3,934      $1,588
                                                                                 ===========      ======

     Allowance for loan losses allocated to impaired loans                       $       300      $  397
                                                                                 ===========      ======

                                                                         Year Ended December 31,
                                                                         -----------------------
                                                                    2002             2001        2000
                                                                    ----             ----        ----
     Average impaired loans                                     $     4,352      $     1,818      $  798
     Interest income recognized on impaired loans                        --               --          --

Nonperforming loans were as follows:

                                                                                    2002        2001
                                                                                    ----        ----
     Loans past due over 90 days still on accrual                                $     1,468      $  239
     Nonaccrual loans                                                                  3,934       2,299

Nonperforming loans and impaired loans are defined differently. Some loans may be included in both categories, whereas other loans may only be included in one category.

                                    (Continued)

                             COVEST BANCSHARES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2002, 2001, AND 2000
               (TABLE AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 4 - LOANS RECEIVABLE (Continued)

Activity in the allowance for loan losses is summarized as follows for the years ended December 31:

                                                                         2002           2001            2000
                                                                         ----           ----            ----
     Balance at beginning of year                                    $     6,547    $     5,655    $     4,833
     Provision for loan losses                                             1,053          1,602          1,010
     Recoveries                                                               53             37             50
     Loans charged-off                                                      (614)          (747)          (238)
                                                                     -----------    -----------    -----------
         Net charge-offs                                                    (561)          (710)          (188)
                                                                     -----------    -----------    -----------

     Balance at end of year                                          $     7,039    $     6,547    $     5,655
                                                                     ===========    ===========    ===========

NOTE 5 - PREMISES AND EQUIPMENT

Premises and equipment at December 31 are summarized as follows:

                                                                                        2002           2001
                                                                                        ----           ----
     Cost
         Land                                                                       $     1,656    $     1,656
         Buildings                                                                       10,090         10,032
         Furniture, fixtures, and equipment                                               5,202          5,047
                                                                                    -----------    -----------
                                                                                         16,948         16,735

     Less accumulated depreciation and amortization                                       8,124          7,269
                                                                                    -----------    -----------

                                                                                    $     8,824    $     9,466
                                                                                    ===========    ===========

NOTE 6 - DEPOSITS

Certificates of deposit accounts of $100,000 and over totaled $109,888,000 and $94,969,000 at December 31, 2002 and 2001. At December 31, 2002, stated
maturities of all certificates of deposit were:

                           2003                                      $   167,152
                           2004                                           34,847
                           2005                                           11,751
                           2006                                            8,443
                           2007                                            2,367
                           Thereafter                                        254
                                                                     -----------
                                                                     $   224,814
                                                                     ===========

                                    (Continued)

                             COVEST BANCSHARES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2002, 2001, AND 2000
               (TABLE AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 7 - BORROWINGS

Borrowings at December 31 are summarized as follows:

                                                       2 0 0 2                              2 0 0 1
                                                       -------                              -------
                                            Weighted                             Weighted
                                             Average                              Average
                                              Rate             Amount              Rate                Amount
                                              ----             ------              ----                ------
Short-term borrowings
     Advances from the Federal Home
       Loan Bank due in less than
       one year                                3.39%        $     35,200           5.28%           $    18,000
     Securities sold under
       repurchase agreements                   1.54                5,847           2.13                  7,586
     Line of credit                            3.75                  100           4.00                  3,700
     Other borrowings                          1.32                6,223           1.25                    139
                                                            ------------                           -----------

                                                            $     47,370                           $    29,425
                                                            ============                           ===========

Long-term borrowings
     Advances from Federal Home
       Loan Bank due
         2003                                    --%       $          --           4.48%           $    17,000
         2004                                  3.74               12,000           3.74                 12,000
         2006                                  4.30                5,000           4.30                  5,000
         2008                                  4.95               10,000           4.95                 10,000
                                                            ------------                           -----------

                                                            $     27,000                           $    44,000
                                                            ============                           ===========

The Bank maintains a collateral pledge agreement covering secured advances whereby the Bank has specifically pledged $54,714,000 of first mortgages on improved residential property, free of all other pledges, liens, and encumbrances (not more than 90 days delinquent), and $37,155,000 of eligible segregated multi-family loans. Various securities are also pledged as collateral.

As of December 31, 2002 and 2001, advances having a call option by the Federal Home Loan Bank totaled $15,000,000 and $15,000,000. The $10,000,000 advance, due in 2008, is callable quarterly beginning on April 15, 2001, while the $5,000,000 advance, due in 2006, has a one-time call on July 23, 2003.

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

                                    (Continued)

                             COVEST BANCSHARES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2002, 2001, AND 2000
               (TABLE AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 7 - BORROWINGS (Continued)

The Company has a $5,000,000 revolving line of credit, with $100,000 outstanding at December 31, 2002. The revolving line of credit matures on June 27, 2003 with interest payments due quarterly at the rate equal to either the higher of prime rate or 3.75% or the higher of 30-, 60-, 90-day LIBOR plus 150 basis points or 3.75%. In no event will the interest rate be less than 3.75%. The revolving line of credit also includes the following covenants at December 31, 2002: (1) the Bank must not have non-performing assets in excess of 25% of Tier 1 capital plus the loan loss allowance; (2) the Bank must be considered well capitalized; (3) the ratio of allowance for loan losses to non-performing loans for the Bank must not be less than 100% at all times; and (4) consolidated return on assets must be at least .65% at the end of every calendar year. The Company had complied with these covenants at December 31, 2002.

NOTE 8 - INCOME TAXES

The income tax provision for the years ended December 31 is summarized as follows:

                                                                         2002          2001            2000
                                                                         ----          ----            ----
     Current
         Federal                                                     $     4,066    $     2,984    $     2,444
         State                                                               533            547            421
     Deferred                                                               (693)          (240)          (360)
                                                                     -----------    -----------    -----------

                                                                     $     3,906    $     3,291    $     2,505
                                                                     ===========    ===========    ===========

Income tax expense differed from the amounts computed by applying the U.S. federal income tax rate of 34% to income before income taxes as a result of the following:

                                                                         2002           2001           2000
                                                                         ----           ----           ----
     Expected income tax expense at federal
       tax rate                                                      $     3,571    $     3,080    $     2,406
     State income tax, net of federal tax benefit                            411            341            236
     Tax exempt interest income on securities
       and loans                                                             (66)           (84)           (95)
     Increase in cash surrender value of director
       life insurance                                                        (32)           (21)           (25)
     Other                                                                    22            (25)           (17)
                                                                     -----------    -----------    -----------
                                                                     $     3,906    $     3,291    $     2,505
                                                                     ===========    ===========    ===========

                                    (Continued)

                             COVEST BANCSHARES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2002, 2001, AND 2000
               (TABLE AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 8 - INCOME TAXES (Continued)

The net deferred tax assets and liabilities, included in other assets in the accompanying consolidated statements of financial condition, consisted of the following at December 31:

                                                                  2002          2001
                                                                -------       -------
      Gross deferred tax assets
          Bad debt deduction                                    $ 2,526       $ 2,135
          Deferred compensation and employee benefits               911           841
          Non-accrual loan interest                                 178            --
          Other                                                      88           127
                                                                -------       -------

                                                                  3,703         3,103

      Gross deferred tax liabilities
          Depreciation                                             (428)         (442)
          FHLB stock dividends                                     (664)         (520)
          Deferred loan fees and costs                             (859)       (1,045)
          Mortgage servicing rights                                 (50)          (86)
          Unrealized gain on securities available-for-sale         (428)         (489)
                                                                -------       -------
                                                                 (2,429)       (2,582)
                                                                -------       -------

      Net deferred tax asset                                    $ 1,274       $   521
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

                                    (Continued)

                             COVEST BANCSHARES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2002, 2001, AND 2000
               (TABLE AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 9 - COMMITMENTS, CONTINGENT LIABILITIES, AND CONCENTRATIONS
  (Continued)

At December 31, 2002 and 2001, these financial instruments are summarized as follows:

                                                                          Amount
                                                                          ------
                                                                    2002          2001
                                                                  -------      --------
      Off-balance-sheet financial instruments whose contract
        amounts represent credit risk
          Commitments to extend credit - fixed/variable rate      $12,248      $ 16,637
          Letters of credit                                         7,572         9,490
          Unused lines of credit                                   90,441       131,960

The fixed-rate commitments have a rate of 7.25% at December 31, 2002. Since certain commitments to make loans and fund lines of credit may expire without being used, the above amounts do not necessarily represent future cash commitments. No losses are anticipated as a result of these transactions.

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

The prompt corrective action regulations provide five classifications, including well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If undercapitalized, capital distributions are limited, as are asset growth and expansion, and plans for capital restoration are required.

                                    (Continued)

                             COVEST BANCSHARES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2002, 2001, AND 2000
               (TABLE AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 10 - CAPITAL REQUIREMENTS (Continued)

At December 31, 2002 and 2001, the Bank's and the Company's regulators categorized the Bank and the Company as well capitalized. There are no conditions or events since that notification that management believes have changed the capital category of the Bank or the Company. Actual capital levels (in millions) and minimum required levels were:

                                                                                            To Be Well
                                                                                         Capitalized Under
                                                                For Capital              Prompt Corrective
                                      Actual                 Adequacy Purpose            Action Provisions
                                      ------                 ----------------            -----------------
2002                             Amount      Ratio         Amount        Ratio         Amount          Ratio
----                             ------      -----         ------        -----         ------          -----
   Total capital
     (to risk-weighted assets)
      Company                     $52.2       12.0%          $34.7        8.0%            $43.4         10.0%
      Bank                         50.1       11.6            34.6        8.0              43.3         10.0
   Tier 1 capital
     (to risk-weighted assets)
      Company                      46.8       10.8            17.4        4.0              26.0          6.0
      Bank                         44.6       10.3            17.3        4.0              26.0          6.0
   Tier 1 capital
     (to average assets)
      Company                      46.8        7.7            24.2        4.0              30.2          5.0
      Bank                         44.6        7.4            24.0        4.0              30.0          5.0

2001
   Total capital
     (to risk-weighted assets)
      Company                     $48.3       11.7%          $33.1        8.0%            $41.4         10.0%
      Bank                         49.3       11.9            33.1        8.0              41.3         10.0
   Tier 1 capital
     (to risk-weighted assets)
      Company                      43.0       10.4            16.6        4.0              24.9          6.0
      Bank                         44.0       10.6            16.5        4.0              24.8          6.0
   Tier 1 capital
     (to average assets)
      Company                      43.0        7.3            23.5        4.0              29.4          5.0
      Bank                         44.0        7.5            23.4        4.0              29.2          5.0

The Office of the Comptroller of Currency regulations limit capital distributions by national banks. Generally, capital distributions are limited to the current year-to-date undistributed net income and the prior two years' undistributed net income, as long as the institution remains well capitalized after the proposed distribution. At December 31, 2002, approximately $395,000 is available to pay dividends from the Bank to the Company.

                                   (Continued)

                             COVEST BANCSHARES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2002, 2001, AND 2000
               (TABLE AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

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

The estimated fair value for cash and cash equivalents; interest-bearing deposits with financial institutions; Federal Home Loan Bank and Federal Reserve Bank stock; accrued interest receivable; NOW, money market, and savings deposits; short-term borrowings; and accrued interest payable are considered to approximate their carrying values. The estimated fair value for securities available-for-sale is based on quoted market values for the individual securities or for equivalent securities. The estimated fair value for loans is based on estimates of the rate the Company would charge for similar loans at December 31, 2002 and 2001, applied for the time period until estimated repayment. The estimated fair value of certificates of deposit is based on estimates of the rate the Company would pay on such deposits at December 31, 2002 and 2001, applied for the time period until maturity. The estimated fair value of Federal Home Loan Bank advances and other borrowings is based on the estimate of the rate the Company would pay for such borrowings at December 31, 2002 and 2001 for a time period until maturity. Loan commitments are not included in the table below as their estimated fair value is immaterial.

                                                      At December 31, 2002             At December 31, 2001
                                                      --------------------             --------------------
                                                                    Estimated                         Estimated
                                                     Carrying         Fair            Carrying          Fair
                                                       Value          Value             Value           Value
                                                     --------       ---------         --------        ---------
Financial instrument assets
     Cash on hand and in banks                    $      7,562    $      7,562    $      6,552    $      6,552
     Interest-bearing deposits in other
       financial institutions                               17              17              21              21
     Securities available-for-sale                      49,170          49,170          52,164          52,164
     Loans receivable, net                             535,024         536,448         509,620         511,432
     Accrued interest receivable                         2,639           2,639           3,281           3,281

Financial instrument liabilities
     NOW, money market, and
       passbook savings                                248,793         248,793         226,337         226,337
     Certificates of deposits                          224,814         228,854         229,665         232,790
     Short-term borrowings                              47,370          47,370          29,425          29,425
     Long-term borrowings from
       Federal Home Loan Bank                           27,000          28,395          44,000          43,180
     Advances from borrowers for
       taxes and insurance                               5,587           5,587           4,865           4,865
     Accrued interest payable                              757             757             899             899

                                    (Continued)

                             COVEST BANCSHARES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2002, 2001, AND 2000
               (TABLE AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 11 - FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

Other assets and liabilities of the Company that are not defined as financial instruments, such as property and equipment, are not included in the above disclosures. Also not included are nonfinancial instruments typically not recognized in financial statements such as loan servicing rights, customer goodwill, and similar items.

While the above estimates are based on management's judgment of the most appropriate factors, there is no assurance that were the Company to have disposed of these items on December 31, 2002 and 2001, the fair values would have been achieved, because the market value may differ depending on the circumstances. The estimated fair values at December 31, 2002 and 2001 should not necessarily be considered to apply at subsequent dates.

NOTE 12 - EMPLOYEE BENEFIT PLANS

Defined Contribution Plan

The Company has a defined contribution plan covering all of its eligible employees. Employees are eligible to participate in the plan after attainment of age 21. Eligible employees enter the plan at the beginning of the month following employment. The Company matches an amount equal to the employee's contribution, up to a maximum of 2.5% of annual compensation. The expense recorded in 2002, 2001, and 2000 was $113,000, $93,000, and $96,000.

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

During 2002, options for 51,000 shares were granted at exercise prices of $18.75 to $20.65 per share and are fully vested after varying lengths of time (immediate to 3 years). During 2001, options for 64,876 shares were granted at exercise prices of $11.75 to $12.48 per share and are fully vested after varying lengths of time (immediate to 3 years). During 2000, options for 67,628 shares were granted at exercise prices of $10.44 to $13.29 per share and are fully vested after varying lengths of time (immediate to 3 years).

                                    (Continued)

                             COVEST BANCSHARES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2002, 2001, AND 2000
               (TABLE AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 12 - EMPLOYEE BENEFIT PLANS (Continued)

For options granted during the year, the weighted average fair values at grant date are as follows:

                                             Weighted
                                              Average
                               Number of     Exercise          Fair
                                Options        Price           Value
                               ---------     --------          -----
     2000                        67,628     $  11.87        $   3.19
     2001                        64,876        11.94            3.80
     2002                        51,000        18.94            5.30

The activity in the stock option plans for 2002, 2001, and 2000 is summarized as follows:

                                                            Weighted
                                             Number          Average
                                               of           Exercise
                                             Options          Price
                                             -------       ---------
      Outstanding at January 1, 2000         979,170       $  11.78
      Granted                                 67,628          11.87
      Exercised                              (74,517)         (6.07)
      Forfeited                             (127,707)        (12.73)
                                            --------

      Outstanding at December 31, 2000       844,574          12.15

      Granted                                 64,876          11.94
      Exercised                             (101,638)         (9.02)
      Forfeited                                   --             --
                                            --------

      Outstanding at December 31, 2001       807,812          12.53

      Granted                                 51,000          18.94
      Exercised                             (254,210)        (11.50)
      Forfeited                              (13,908)        (14.63)
                                            --------

      Outstanding at December 31, 2002       590,694       $  13.47
                                            ========       ========

                                    (Continued)

                             COVEST BANCSHARES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2002, 2001, AND 2000
               (TABLE AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 12 - EMPLOYEE BENEFIT PLANS (Continued)

Options exercisable at year end are as follows:

                                                            Weighted
                                             Number          Average
                                               of           Exercise
                                             Options          Price
                                             -------       ---------
      December 31, 2000                      440,638       $  11.10
      December 31, 2001                      545,089          12.09
      December 31, 2002                      455,004          13.07

At year-end 2002, options outstanding were as follows:

                                              Outstanding                     Exercisable
                                              -----------                     -----------
                                                    Weighted Average                   Weighted
               Range of                                 Remaining                       Average
               Exercise                                Contractual                     Exercise
                Prices                 Number             Life         Number            Price
                ------                 ------             ----         ------            -----
         $   8.55  -  10.00              76,500         2.5 years        76,500      $    8.88
            10.01  -  15.00             389,694         6.3 years       311,379          13.15
            15.01  -  18.75             119,500         6.5 years        65,875          17.40
            18.76  -  20.65               5,000         9.0 years         1,250          20.65
                                       --------       -----------      --------      ---------

         Outstanding at year end        590,694         5.9 years       455,004      $   13.07
                                       ========       ===========      ========      =========

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

Employee Stock Ownership Plan

The Company's Board of Directors adopted an employee stock ownership plan ("ESOP") for the benefit of all employees of the Bank. On June 30, 1992, in conjunction with the Bank's mutual to stock conversion, the ESOP acquired 579,600 shares of Company stock at $4.44 per share for a total of $2,576,000. To fund the acquisition of Company stock, the ESOP borrowed $2,576,000 from the Company. The loan was paid in full during 1999 and all of the shares were allocated. In 2002, the ESOP borrowed $1,500,000 from the Company to purchase an additional 81,477 shares of stock at $18.41 per share. The Company makes discretionary contributions to the ESOP, as well as paying dividends on unallocated shares to the ESOP, and the ESOP uses funds it receives to repay the loan. When loan payments are made, ESOP shares are allocated to participants.

                                    (Continued)

                             COVEST BANCSHARES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2002, 2001, AND 2000
               (TABLE AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 12 - EMPLOYEE BENEFIT PLANS (Continued)

Shares held by the ESOP were as follows:

                                                   2002          2001
                                                   ----          ----
                                               ----------      --------
      Allocated to participants                   305,456       316,414
      Unearned                                     69,198            --
                                               ----------      --------

           Total ESOP shares                      374,654       316,414
                                               ==========      ========

           Fair value of unearned shares       $1,939,000      $     --
                                               ==========      ========

Contributions to the ESOP during 2002, 2001, and 2000 were $272,000, $145,000, and $0.

Other Benefit Plan

Prior to 2002, the Company provided certain postretirement health care benefits for employees. Employees could become eligible based on the number of years of service and if they reached normal retirement age while working for the Company. In 2002, this plan was frozen and benefits will only be provided to current retirees. In addition, the Company has a Directors' deferred compensation plan. These plans are accounted for in accordance with Statement of Financial Accounting Standards No. 106, "Employers Accounting for Postretirement Benefits Other Than Pensions." At December 31, 2002, 2001, and 2000, the APBO for all of the plans was $1,262,000, $1,048,000, and $1,062,000, and the postretirement benefit cost for the years ended December 31, 2002, 2001, and 2000 was $390,000, $136,000, and $253,000. The annual rate of increase in the per capita cost of covered health care is assumed to be 11.5% for three years and 5.5% thereafter. The other related disclosures are not considered significant to the consolidated financial statements.

The Company and most of its outside directors have entered into various deferred compensation agreements. These agreements provide for guaranteed payments for a specified period (ranging from 60 to 180 months) after a specified age is attained (ranging from age 60 to age 75). The liability for each covered director is being accrued over the vesting period. Expense of $78,000, $78,000, and $78,000, has been included in compensation and benefits in the accompanying consolidated statements of income for the years ended December 31, 2002, 2001, and 2000. The Company is the beneficiary of life insurance policies on the directors with an aggregate face value of approximately $3,300,000 at December 31, 2002. In addition, the policies had aggregate cash surrender values of approximately $933,000 and $764,000 at December 31, 2002 and 2001, which are included in other assets.

                                    (Continued)

                             COVEST BANCSHARES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2002, 2001, AND 2000
               (TABLE AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 13 - PARENT-COMPANY-ONLY FINANCIAL STATEMENTS

Presented below are the condensed statements of financial condition, condensed statements of income, and condensed statements of cash flows for CoVest Bancshares, Inc.

                   CONDENSED STATEMENTS OF FINANCIAL CONDITION
                           December 31, 2002 and 2001

                                                    2002           2001
                                                 --------       --------
ASSETS
Cash in banks                                    $    153       $     78
Securities available-for-sale                       2,281          2,042
Investment in Bank                                 46,171         45,905
Other assets                                        1,847            883
                                                 --------       --------

                                                 $ 50,452       $ 48,908
                                                 ========       ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Note payable                                     $    100       $  3,700
Other liabilities                                   1,766             57
                                                 --------       --------
                                                    1,866          3,757
Stockholders' equity
     Common stock                                      44             44
     Additional paid in capital                    18,831         17,268
     ESOP loans                                    (1,202)            --
     Retained earnings                             46,838         41,360
     Treasury stock, at cost                      (16,603)       (14,290)
     Accumulated other comprehensive income           678            769
                                                 --------       --------

                                                   48,586         45,151
                                                 --------       --------

                                                 $ 50,452       $ 48,908
                                                 ========       ========

                                    (Continued)

                             COVEST BANCSHARES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2002, 2001, AND 2000
               (TABLE AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 13 - PARENT-COMPANY-ONLY FINANCIAL STATEMENTS (Continued)

                         CONDENSED STATEMENTS OF INCOME
                  Years ended December 31, 2002, 2001, and 2000

                                                      2002          2001          2000
                                                    -------       -------       -------
Operating income
     Interest on investments                        $   115       $    56       $    19
     Dividends received from subsidiary               6,656         6,552         3,958
     Gain (loss) on sale of investments                  32           (20)           --
     Other income                                        35            --            --
Interest expense                                        (67)          (41)           --
Other expense                                          (344)         (220)         (211)
                                                    -------       -------       -------

INCOME BEFORE EQUITY IN UNDISTRIBUTED EARNINGS
  OF SUBSIDIARY                                       6,427         6,327         3,766

Equity in undistributed earnings of subsidiary          169          (558)          784
                                                    -------       -------       -------

NET INCOME                                          $ 6,596       $ 5,769       $ 4,550
                                                    =======       =======       =======

                                    (Continued)

                             COVEST BANCSHARES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2002, 2001, AND 2000
               (TABLE AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 13 - PARENT-COMPANY-ONLY FINANCIAL STATEMENTS (Continued)

                       CONDENSED STATEMENTS OF CASH FLOWS
                  Years ended December 31, 2002, 2001, and 2000

                                                                  2002           2001           2000
                                                                  ----           ----           ----
OPERATING ACTIVITIES
     Net income                                               $     6,596    $     5,769    $     4,550
     Adjustments to reconcile net income to
       net cash provided by operating activities
         Excess in undistributed
           earnings of subsidiary                                    (169)           558           (784)
         ESOP expense                                                 454             --             --
         Loss (gain) on sale of securities                            (32)            20             --
         Change in
              Other assets                                           (964)           208            110
              Other liabilities                                     2,472             46           (197)
                                                              -----------    -----------    -----------
                  Net cash provided by operating activities         8,357          6,601          3,679

INVESTING ACTIVITIES
     Purchase of securities                                          (634)          (775)          (120)
     Proceeds from sales of securities                                486            226             --
                                                              -----------    -----------    -----------
         Net cash used in investing activities                       (148)          (549)          (120)

FINANCING ACTIVITIES
     Repayments of note payable                                    (3,600)         3,700             --
     Exercise of stock options, net of treasury
       shares issued                                                3,420            974            452
     Purchase of treasury stock                                    (6,836)        (9,503)        (2,965)
     Cash dividend paid                                            (1,118)        (1,192)        (1,281)
                                                              -----------    -----------    -----------
         Net cash used in financing activities                     (8,134)        (6,021)        (3,794)
                                                              -----------    -----------    -----------

Net increase (decrease) in cash and cash equivalents                   75             31           (235)

Cash and cash equivalents at beginning of year                         78             47            282
                                                              -----------    -----------    -----------

CASH AND CASH EQUIVALENTS AT END OF YEAR                      $       153    $        78    $        47
                                                              ===========    ===========    ===========

                                    (Continued)

                             COVEST BANCSHARES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2002, 2001, AND 2000
               (TABLE AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 14 - OTHER COMPREHENSIVE INCOME (LOSS)

Changes in other comprehensive income (loss) components and related taxes are as follows:

                                                                      Years Ended December 31,
                                                                      ------------------------
                                                                  2002           2001           2000
                                                                  ----           ----           ----
     Unrealized holding gains on
       securities available-for-sale                          $        64    $     1,305    $     1,253
     Less reclassification adjustment for net gains
       (losses) recognized in income                                  216            (35)           (96)
                                                              -----------    -----------    -----------
         Net unrealized gains (losses)                               (152)         1,340          1,349
     Tax effect                                                        61           (521)          (522)
                                                              -----------    -----------    -----------

     Other comprehensive income (loss)                        $       (91)   $       819    $       827
                                                              ===========    ===========    ===========

NOTE 15 - COMMON STOCK AND TREASURY STOCK

An analysis of changes in the number of shares of common stock and treasury stock outstanding follows:

                                                                  2002           2001           2000
                                                                  ----           ----           ----
         Common Stock

         Balance at January 1                                   4,403,803      4,403,803      4,403,803
         Shares issued for stock options                               --             --             --
                                                              -----------    -----------    -----------

              Balance at December 31                            4,403,803      4,403,803      4,403,803
                                                              ===========    ===========    ===========

         Treasury Stock

         Balance at January 1                                     965,580        494,162        299,796
         Stock options exercised                                 (254,210)      (101,638)       (74,517)
         Shares issued to ESOP                                    (81,477)            --             --
         Treasury stock purchases                                 293,529        573,056        268,883
                                                              -----------    -----------    -----------

              Balance at December 31                              923,422        965,580        494,162
                                                              ===========    ===========    ===========

                                    (Continued)

                             COVEST BANCSHARES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2002, 2001, AND 2000
               (TABLE AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 16 - QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

                                                                          Three Months Ended
                                                                          ------------------
     2002                                              March 31        June 30     September 30    December 31
                                                       --------        -------     ------------    -----------
Interest income                                      $     9,639     $     9,101    $     8,902    $     8,919
Interest expense                                           4,037           3,961          3,815          3,477
                                                     -----------     -----------    -----------    -----------

NET INTEREST INCOME                                        5,602           5,140          5,087          5,442

Provision for loan losses                                    472             164            217            200
Noninterest income                                         1,236           1,253          1,146          1,308
Noninterest expense                                        3,818           3,573          3,326          3,942
                                                     -----------     -----------    -----------    -----------

INCOME BEFORE INCOME TAXES                                 2,548           2,656          2,690          2,608

Income tax provision                                         935             976            982          1,013
                                                     -----------     -----------    -----------    -----------

NET INCOME                                           $     1,613     $     1,680    $     1,708    $     1,595
                                                     ===========     ===========    ===========    ===========

EARNINGS PER COMMON SHARE
     Basic(a)                                        $       .47     $      .49     $       .50    $       .47
     Diluted(a)                                              .45            .47             .48            .44


     2001
Interest income                                      $    11,318     $    10,753    $    10,541    $    10,231
Interest expense                                           6,636           5,940          5,573          4,696
                                                     -----------     -----------    -----------    -----------

NET INTEREST INCOME                                        4,682           4,813          4,968          5,535

Provision for loan losses                                    250             250            300            802(b)
Noninterest income                                         1,118           1,147            956          1,024
Noninterest expense                                        3,292           3,659          3,318          3,312
                                                     -----------     -----------    -----------    -----------

INCOME BEFORE INCOME TAXES                                 2,258           2,051          2,306          2,445

Income tax provision                                         823             739            832            897
                                                     -----------     -----------    -----------    -----------

NET INCOME                                           $     1,435     $     1,312    $     1,474    $     1,548
                                                     ===========     ===========    ===========    ===========

EARNINGS PER COMMON SHARE
     Basic(a)                                        $       .37     $      .34     $       .39    $       .45
     Diluted(a)                                              .37            .33             .37            .43

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

                                    (Continued)

                             COVEST BANCSHARES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2002, 2001, AND 2000
               (TABLE AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 17 - ACQUISITION

On November 1, 2002, CoVest Bancshares, Inc. ("CoVest") entered into a definitive agreement with Midwest Banc Holdings, Inc. ("MBHI"). The agreement calls for MBHI to acquire CoVest in a stock and cash merger transaction. Stockholders of CoVest will receive .925 shares of MBHI common stock and $10.25 in cash for each share of CoVest for an estimated price of $105.2 million. The proposed merger is subject to regulatory approval and the approval of the Company's stockholders. The transaction is expected to close in the second quarter of 2003.

NOTE 18 - STOCKHOLDERS' RIGHTS PLAN

On July 28, 1997, the Company's Board of Directors adopted a Stockholders' Rights Plan. The Plan provided for the distribution of one Right on August 25, 1997, for each share of the Company's outstanding common stock as of August 11, 1997. The Rights have no immediate economic value to stockholders because they cannot be exercised unless and until a person, group or entity acquires 15% or more of the Company's common stock or announces a tender offer. The Plan also permits the Company's Board of Directors to redeem each Right for one cent under various circumstances. In general, the Rights Plan provides that if a person, group or entity acquires a 15% or larger stake in the Company or announces a tender offer, and the Company's Board chooses not to redeem the Rights, all holders of Rights, other than the 15% stockholder or the tender offeror, will be able to purchase a certain amount of the Company's common stock for half of its market price. The Company amended the Stockholders' Rights Plan as of October 31, 2002 to exclude the proposed merger transaction between the Company and Midwest Banc Holdings, Inc. from the terms of the Plan.

                                    (Continued)

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information concerning directors of the Company is incorporated herein by reference from the Company's definitive Proxy Statement for the 2003 Annual Meeting of Stockholders. Information concerning the executive officers of the Company is discussed in Item 1 of this Report, "Business--Executive Officers of the Company."

Section 16(a) of the Securities Exchange Act of 1934 requires that the Company's executive officers and directors and persons who own more than 10% of the Company Common Stock file reports of ownership and changes in ownership with the Securities and Exchange Commission and with the exchange on which the Company's shares of Company Common Stock are traded. Such persons are also required to furnish the Company with copies of all Section 16(a) forms they file. Based solely on the Company's review of the copies of such forms furnished to the Company and, if appropriate, representations made to the Company by any such reporting person the Company is not aware that any of its directors and executive officers or 10% stockholders failed to comply with the filing requirements of Section 16(a) during 2002.

ITEM 11. EXECUTIVE COMPENSATION

Information concerning executive compensation is incorporated herein by reference from the Company's definitive Proxy Statement for the 2003 Annual Meeting of Stockholders, except for information contained under the headings "Compensation Committee Report on Executive Compensation," "Performance Graph" and "Audit Committee's Report," which are furnished for the information of the Commission and are not deemed to be "filed" as part of the Form 10-K.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information concerning security ownership of certain beneficial owners and management is incorporated herein by reference from the Company's definitive Proxy Statement for the 2003 Annual Meeting of Stockholders.

EQUITY COMPENSATION PLAN INFORMATION

      The table below sets forth the following information as of December 31, 2002 for (i) all compensation plans previously approved by the Company's shareholders and (ii) all compensation plans not previously approved by the Company's shareholders:

            (a) the number of securities to be issued upon the exercise of outstanding options, warrants and rights;

            (b) the weighted-average exercise price of such outstanding options, warrants and rights;

            (c) other than securities to be issued upon the exercise of such outstanding options, warrants and rights, the number of securities remaining available for future issuance under the plans.

EQUITY COMPENSATION PLAN INFORMATION

                                       NUMBER OF SECURITIES TO BE
                                       ISSUED UPON EXERCISE OF        WEIGHTED-AVERAGE EXERCISE       NUMBER OF SECURITIES REMAINING
PLAN CATEGORY                          OUTSTANDING OPTIONS            PRICE OF OUTSTANDING OPTIONS    AVAILABLE FOR FUTURE ISSUANCE
-------------                          -------------------            ----------------------------    -----------------------------
Equity compensation plans approved
by security holders...............             250,000                            $12.55                                     0

Equity compensation plans not
approved by security holders......             340,694                            $14.15                                30,662

TOTAL.............................             590,694                            $13.47                                30,662

(1) In 1996 the Company adopted the CoVest Bancshares, Inc. 1996 Stock Option and Incentive Plan (the "Plan"). The Plan authorized the granting of options, restricted stock, stock appreciation rights and limited stock appreciation rights with respect to 414,000 shares of common stock, which number was increased by a later amendment. The Plan is administered by a committee which consists solely of two or more non-employee directors. All options granted pursuant to the Plan have had an exercise price equal to the fair market value of the Company's common stock on the date of grant. All options are subject to a vesting schedule and are forfeited upon a termination for cause.

            ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

            Information concerning certain relationships and transactions is incorporated herein by reference from the Company's definitive Proxy Statement for the 2003 Annual Meeting of Stockholders.

            ITEM 14. CONTROLS AND PROCEDURES

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

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)   Exhibits

      99.1 - Certificate of Chief Executive Officer
      99.2 - Certificate of Chief Financial Officer

(b)   Reports on Form 8-K

A report on Form 8-K was filed on October 29, 2002 to report under Item 5, Other Events, that the Company issued a press release pertaining to third quarter 2002 results.

A report on Form 8-K was filed on November 4, 2002 to report under Item 5, Other Events, that the Company and Midwest Banc Holding, Inc. entered into an Agreement and Plan of Reorganization.

A report on Form 8-K was filed on November 26, 2002 to report under Item 5, Other Events, that the Company announced a regular quarterly dividend.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

COVEST BANCSHARES, INC.


     By:  /s/ James L. Roberts             By:  /s/ Paul A. Larsen
     ------------------------------        -------------------------------
     James L. Roberts,                     Paul A. Larsen,
     President and                         Executive Vice President,
     Chief Executive Officer               Treasurer and Chief Financial Officer
     Date: March 27, 2003                  Date: March 27, 2003

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
     Date: March 27, 2003                  Date: March 27, 2003


     By:  /s/ George T. Drost              By:  /s/ David M. Miller
     --------------------------------           -------------------------------
     George T. Drost, Director             David M. Miller, Director
     Date: March 27, 2003                  Date: March 27, 2003


     By:  /s/ Gerald T. Niedert            By:  /s/ David B. Speer
     --------------------------------           -------------------------------
     Gerald T. Niedert, Director           David B. Speer, Director
     Date: March 27, 2003                  Date: March 27, 2003

I, James L. Roberts, Chief Executive Officer of the Company, certify that:

1) I have reviewed this annual report on Form 10-K of CoVest Bancshares, Inc.;

2) Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3) Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4) The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

      a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

      b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

      c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5) The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6) The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 27, 2003


/s/ JAMES L. ROBERTS
James L. Roberts
Chief Executive Officer

I, Paul A. Larsen, Chief Financial Officer of the Company, certify that:

1) I have reviewed this annual report on Form 10-K of CoVest Bancshares, Inc.;

2) Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3) Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4) The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

      a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

      b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

      c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5) The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6) The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 27, 2003


/s/ PAUL A. LARSEN
Paul A. Larsen
Chief Financial Officer

                                  Exhibit Index
                                       To
                           Annual Report of Form 10-K

EXHIBIT NO.    DESCRIPTION                        INCORPORATED HEREIN BY REFERENCE       FILED HEREWITH
-----------    -----------                        --------------------------------       --------------
3.1            Certificate of                     Exhibit 3.1 to the Registration
               Incorporation of CoVest            Statement on Form S-1 filed with the
               Bancshares, Inc.                   Commission by CoVest Bancshares on
                                                  April 1, 1992, as amended (SEC File
                                                  No. 33-46909)

3.2            Amendment to Certificate of        Exhibit 3.2 to the 1997 10-K filed
               Incorporation of CoVest            with the Commission by CoVest
               Bancshares, Inc.                   Bancshares on March 24, 1998
                                                  (Commission File No. 0-20160)

3.3            Bylaws of CoVest Bancshares, Inc.  Exhibit 3.2 to the Registration
                                                  Statement of Form S-1 filed with the
                                                  Commission by CoVest Bancshares on
                                                  April 1, 1992, as amended
                                                  (SEC File No. 33-46909)

4.1            Specimen Stock Certificate of      Exhibit 4.1 to the 1997 10-K filed
               CoVest Bancshares, Inc.            with the Commission by CoVest
                                                  Bancshares on March 24, 1998
                                                  (Commission File No. 0-20160)

10.1           Stock Option and Incentive Plan    Exhibit 10.1 to the Registration
                                                  Statement of Form S-1 filed with the
                                                  Commission by CoVest Bancshares on
                                                  April 1, 1992, as amended
                                                  (SEC File No. 33-46909)

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

10.4           Profit Sharing/401(k) Plan and     Exhibit 10.1 and 10.2 to the March
               Trust Agreement                    31, 1995 10-Q, file with the
                                                  Commission by CoVest Bancshares on
                                                  May 11, 1995 (Commission File No.
                                                  0-20160)

10.5           Amendment 1995-1 to CoVest         Exhibit 10.1 to the June 30, 1995
               Bancshares, Inc. 1992 Stock        10-Q, filed with the Commission by
               Option and Incentive Plan          CoVest Bancshares on August 8, 1995
                                                  (Commission File No. 0-20160)

10.6           Amendment 1997-1 to CoVest         Exhibit 10.9 to the 1997 10-K filed
               Bancshares, Inc. 1992 Stock        with the Commission by CoVest
               Option and Incentive Plan          Bancshares on March 24, 1998
                                                  (Commission File No. 0-20160)

10.7           1996 Stock Option and Incentive    Exhibit 10.10 to the 1997 10-K filed
               Plan                               with the Commission by CoVest
                                                  Bancshares on March 24, 1998
                                                  (Commission File No. 0-20160)

10.8           Amendment 1997-1 to 1996 Stock     Exhibit 10.11 to the 1997 10-K filed
               Option and Incentive Plan          with the Commission by CoVest
                                                  Bancshares on March 24, 1998
                                                  (Commission File No. 0-20160)

10.9           Employment Agreement between       Exhibit 10.11 to the 1998 10-K filed
               CoVest Bancshares, Inc. and        with the Commission by CoVest
               James L. Roberts, dated January    Bancshares on March 22, 1999
               20, 1999                           (Commission File No. 0-20160)

10.10          Non-Qualified Stock Option         Exhibit 10.12 to the 1998 10-K filed
               Agreement between CoVest           with the Commission by CoVest
               Bancshares, Inc. and James L.      Bancshares on March 22, 1999
               Roberts, dated January 20, 1999    (Commission File No. 0-20160)

10.11          Agreement Regarding Post           Exhibit 10.13 to the 1998 10-K filed
               Employment Restrictive Covenants   with the Commission by CoVest
               between CoVest Bancshares, Inc.,   Bancshares on March 22, 1999
               CoVest Banc, National              (Commission File No. 0-20160)
               Association, and James L.
               Roberts, dated January 20, 1999

10.12          Employment Agreement between       Exhibit 10.13 to the 1999 10-K filed
               CoVest Bancshares, Inc. and Paul   with the Commission by CoVest
               A. Larsen, dated April 27, 1999    Bancshares on March 21, 2000
                                                  (Commission File No. 0-20160)

10.13          Agreement Regarding Post           Exhibit 10.13 to the 1999 10-K filed
               Employment Restrictive Covenants   with the Commission by CoVest
               between CoVest Bancshares, Inc.,   Bancshares on March 21, 2000
               CoVest Banc, National              (Commission File No. 0-20160)
               Association, and Paul A. Larsen,
               dated April 27, 1999

10.14          Employment Agreement between       Exhibit 10.13 to the 1999 10-K filed
               CoVest Bancshares, Inc. and J.     with the Commission by CoVest
               Stuart Boldry, Jr., dated          Bancshares on March 21, 2000
               December 31, 1999                  (Commission File No. 0-20160)

10.15          Agreement Regarding Post           Exhibit 10.13 to the 1999 10-K filed
               Employment Restrictive Covenants   with the Commission by CoVest
               between CoVest Bancshares, Inc.,   Bancshares on March 21, 2000
               CoVest Banc, National              (Commission File No. 0-20160)
               Association, and J. Stuart
               Boldry, Jr., dated December 31,
               1999

10.16          ESOP Loan Agreement, dated         Schedule 13/A filed with the
               February 22, 2002                  Commission on February 26, 2002 (SEC
                                                  File No. 005-43680)

10.17          Amendment 2002-1 to 1992 Stock     Exhibit 10.1 to the June 30, 2002
               Option and Incentive Plan          10Q, file with the Commission by
                                                  CoVest Bancshares on July 23, 2002
                                                  (Commission File No. 0-20160)

10.18          Amendment 2002-1 to 1996 Stock     Exhibit 10.2 to the June 30, 2002
               Option and Incentive Plan          10Q, file with the Commission by
                                                  CoVest Bancshares on July 23, 2002
                                                  (Commission File No. 0-20160)

10.19          Amendment to Employment            Exhibit 10.3 to the June 30, 2002
               Agreement between CoVest           10Q, file with the Commission by
               Bancshares, Inc. and James L.      CoVest Bancshares on July 23, 2002
               Roberts dated January 20, 1999     (Commission File No. 0-20160)

10.20          Amendment to Employment            Exhibit 10.4 to the June 30, 2002
               Agreement between CoVest           10Q, file with the Commission by
               Bancshares, Inc. and Paul A.       CoVest Bancshares on July 23, 2002
               Larsen dated April 27, 1999        (Commission File No. 0-20160)

10.21          Amendment to Regarding Post        Exhibit 10.5 to the June 30, 2002
               Employment Restrictive             10Q, file with the Commission by
               Covenants between CoVest           CoVest Bancshares on July 23, 2002
               Bancshares, Inc., CoVest Banc      (Commission File No. 0-20160)
               National Association  and Paul
               A. Larsen dated April 27, 1999

10.22          Amendment to Regarding Post        Exhibit 10.6 to the June 30, 2002
               Employment Restrictive Covenants   10Q, file with the Commission by
               between CoVest Bancshares, Inc.,   CoVest Bancshares on July 23, 2002
               CoVest Banc National               (Commission File No. 0-20160)
               Association  and J. Stuart
               Boldry, Jr. dated December 31,
               1999

10.23          Change of Control and              Exhibit 10.7 to the June 30, 2002
               Non-Compete Agreement between      10Q, file with the Commission by
               CoVest Bancshares, Inc. and        CoVest Bancshares on July 23, 2002
               Joseph J. Gillings dated June 4,   (Commission File No. 0-20160)
               2002

10.24          Agreement and Plan of              Exhibit 2.1 to the Form 8-K, filed
               Reorganization with Midwest Banc   with the Commission by CoVest
               Holdings, Inc., dated November     Bancshares on November 4, 2002
               1, 2002                            (Commission File No. 0-20160)

21.1           Subsidiaries of the Registrant     Exhibit 21.1 to the 1997 10-K filed
                                                  with the Commission by CoVest
                                                  Bancshares on March 24, 1998
                                                  (Commission File No. 0-20160)

23.1           Consent of Crowe, Chizek and
               Company LLP                                                                        X

99.1           Proxy Statement and Proxy          Schedule 14A filed with the
               (except such portions              Commission on March 28, 2003
               incorporated by reference into
               this Form 10-K, such materials
               shall not be deemed to be
               "filed" with the Commission)

99.2           Certification Pursuant to 18
               U.S.C. Section 1350, as adopted
               pursuant to section 906 of the                                                     X
               Sarbanes-Oxley Act of 2002 by
               James L. Roberts

99.3           Certification Pursuant to 18
               U.S.C. Section 1350, as adopted
               pursuant to section 906 of the                                                     X
               Sarbanes-Oxley Act of 2002 by
               Paul A. Larsen