Form 10-Q
period 2003-03-31
COVEST BANCSHARES INC
filed 2003-04-29
CIK 885694

UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, D.C.  20549
                  -----------------------------

                            FORM 10-Q

        Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934


For the Quarterly Period Ended          Commission File Number
     March 31, 2003                           0-20160

                  -----------------------------

                    COVEST BANCSHARES, INC.
     (Exact name of registrant as specified in its charter)


          Delaware                           36-3820609
(State or other jurisdiction       (I.R.S. Employer Identification
     of incorporation or                      Number)
        organization)

749 Lee Street, Des Plaines, Illinois               60016
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

                    Yes  -----            No  --X--


As of April 29, 2003, the Registrant had issued and outstanding 4,403,803 shares of the Registrant's Common Stock. In addition, it had also repurchased 956,550 shares which were being held as treasury stock and 66,307 shares which were being held as unallocated ESOP shares.



                         COVEST BANCSHARES, INC.


                            Table of Contents


PART I.   FINANCIAL INFORMATION (UNAUDITED)                   PAGE NO.


          Item 1.   Financial Statements                         3


          Item 2.   Management's Discussion and
                    Analysis of Financial Condition and
                    Results of Operations                       14


          Item 3.   Quantitative and Qualitative
                    Disclosure About Market Risk                23


          Item 4.   Controls and Procedures                     25


PART II.  OTHER INFORMATION


          Item 1.   Legal Proceedings                           26


          Item 2.   Changes in Securities                       26


          Item 3.   Defaults upon Senior Securities             26


          Item 4.   Submission of Matters to a Vote of
                    Security Holders                            26

          Item 5.   Other Information                           26


          Item 6.   Exhibits and Reports                        26


          Form 10-Q Signatures                                  27


          Certification by Executive Officers                   28











PART 1.   FINANCIAL INFORMATION
Item 1.   Consolidated Financial Statements
          (Unaudited)


COVEST BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Unaudited)

(Dollars in thousands, except
 per share data)

                                              MAR 31, 2003        DEC 31, 2002
ASSETS                                       -------------        ------------
------------
CASH ON HAND AND IN BANKS                        $ 12,113            $  7,562

INTEREST BEARING DEPOSITS                          10,978                  17
                                                 --------            --------
   Cash and Cash Equivalents                       23,091               7,579

SECURITIES:
   Securities Available-for-Sale                   32,926              41,489
   Mortgage-Backed and Related
      Securities Available-for-Sale                     -                   -
   Federal Home Loan Bank and
      Federal Reserve Bank Stock                    7,881               7,681
                                                 --------            --------
TOTAL SECURITIES                                   40,807              49,170

LOANS RECEIVABLE:
   Commercial Loans                                52,392              56,799
   Multi-Family Loans                             250,463             252,766
   Commercial Real Estate Loans                    83,903              84,607
   Construction Loans                              53,514              54,404
   Commercial/Municipal Leases                        366                 522
   Mortgage Loans                                  53,404              54,037
   Consumer Loans                                  35,887              37,902
   Mortgage Loans Held for Sale                       390               1,026
                                                 --------            --------
      TOTAL LOANS RECEIVABLE                      530,319             542,063
   Allowance for Loan Losses                     (  6,945)            ( 7,039)
                                                 --------            --------
LOANS RECEIVABLE, NET                             523,374             535,024

ACCRUED INTEREST RECEIVABLE                         2,497               2,639
PREMISES AND EQUIPMENT                              8,610               8,824
OTHER REAL ESTATE OWNED                                 -                 661
GOODWILL                                            1,042               1,084
MORTGAGE SERVICING RIGHTS                             103                 128
OTHER ASSETS                                        3,975               3,812
                                                 --------            --------
TOTAL ASSETS                                     $603,499            $608,921
                                                 ========            ========




See accompanying notes to unaudited consolidated financial statements



COVEST BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (Continued)
(Unaudited)

(Dollars in thousands, except per share data)

                                              MAR 31, 2003        DEC 31, 2002
                                             -------------        ------------
LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
LIABILITIES:
   Deposits:
      Non-Interest Bearing                       $ 38,505            $ 33,700
      Interest Bearing Checking                    34,613              34,836
      Savings Accounts                            118,387              94,885
      Money Market Accounts                        75,526              85,372
      Certificates of Deposit                     140,768             155,988
      Jumbo CDs                                     1,830               1,880
      Purchased CDs                                71,962              66,946
                                                  -------             -------
                                                  481,591             473,607
   Short-Term Borrowings and Securities
      Sold U/A to Repurchase                       35,857              47,370
   Long-Term Advances from Federal
      Home Loan Bank                               27,000              27,000
   Advances from Borrowers for Taxes and
      Insurance                                     3,867               5,587
   Accrued Expenses and Other Liabilities           6,327               6,771
                                                  -------             -------
TOTAL LIABILITIES                                 554,642             560,335

STOCKHOLDERS' EQUITY:
   Common Stock, par value $.01 per share;
      7,500,000 authorized shares; 4,403,803
      shares issued at 3/31/03 and 12/31/02
      respectively                                     44                  44
   Additional Paid-in Capital                      18,914              18,831
   Retained Earnings                               47,991              46,838
   Treasury Stock, 956,841 shares and
      923,422 shares, held at cost at 3/31/03
      and 12/31/02, respectively                  (17,649)            (16,603)
   Unearned ESOP shares                            (1,000)             (1,202)
   Accumulated Other Comprehensive Income             557                 678
                                                 --------            --------
TOTAL STOCKHOLDERS' EQUITY                         48,857              48,586
                                                 --------            --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY       $603,499            $608,921
                                                 ========            ========




See accompanying notes to unaudited consolidated financial statements









COVEST BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Unaudited)
(Dollars in thousands, except per             THREE MONTHS ENDED
 share data)                                    MAR 31,  MAR 31,
                                                 2003     2002
INTEREST INCOME                                -------   -------
   Loans and Leases Receivable                 $ 7,881   $ 8,979
   Mortgage-Backed and Related Securities            -        62
   Taxable Securities                              295       414
   Tax Exempt Securities                            45        64
   Other Interest and Dividend Income              147       120
                                               -------   -------
   Total Interest Income                         8,368     9,639
INTEREST EXPENSE
   Deposits                                      2,613     3,242
   Advances from Federal Home Loan Bank            552       703
   Other Borrowed Funds                             32        92
                                               -------   -------
   Total Interest Expense                        3,197     4,037
                                               -------   -------
NET INTEREST INCOME                              5,171     5,602
   Provision for Loan Losses                       215       472
                                               -------   -------
NET INTEREST INCOME AFTER PROVISION FOR
   LOAN LOSSES                                   4,956     5,130
NON-INTEREST INCOME
   Loan Charges and Servicing Fees                 180       223
   Loan Prepayment Fees                            228       461
   Mortgage Banking Fees                           196       131
   Deposit Related Charges and Fees                319       299
   Gain on Sale of Securities                        -        74
   Insurance and Annuity Commissions                22        16
   Other                                             4        32
                                               -------   -------
   Total Non-Interest Income                       949     1,236
NON-INTEREST EXPENSE
   Compensation and Benefits                     2,032     1,888
   Commissions and Incentives                      130       193
   Occupancy and Equipment                         461       485
   Federal Deposit Insurance Premium                19        20
   Data Processing                                 280       260
   Advertising                                     145       206
   Other Real Estate Owned                          24       200
   Amortization of Goodwill                         42        42
   Amortization of Mortgage Servicing Rights        25        26
   Other                                           443       498
                                               -------   -------
   Total Non-Interest Expense                    3,601     3,818
                                               -------   -------
INCOME BEFORE INCOME TAXES                       2,304     2,548
Income Tax Provision                              (874)     (935)
                                               -------   -------
NET INCOME                                     $ 1,430   $ 1,613
                                               =======   =======
Basic Earnings per Share                         $0.42     $0.47
Diluted Earnings per Share                       $0.40     $0.45

Total Comprehensive Income                     $ 1,309   $ 1,471

See accompanying notes to unaudited consolidated financial statements

COVEST BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in thousands)                                   THREE MONTHS ENDED
                                                         MAR 31,     MAR 31,
                                                          2003        2002
OPERATING ACTVITIES                                    --------    ---------
   Net Income                                          $ 1,430      $ 1,613
   Adjustments to Reconcile Net Income to
    Net Cash from Operating Activities
   Depreciation and Amortization of
        Premises and Equipment                             221          221
   Amortization of Intangibles                              77           78
   ESOP Compensation Expense                               254            -
   Provision for Loan Losses                               215          472
   Net Gain on Sales of Securities                           -          (74)
   Federal Home Loan Bank Stock Dividend                  (200)         (99)
   Change In:
     Prepaid Expenses and Other Assets                    (173)        (670)
     Accrued Interest Receivable                           142          271
     Accrued Expenses and Other Liabilities               (317)       1,564
                                                     ---------    ---------
NET CASH FROM OPERATING ACTIVITIES                       1,649        3,376

CASH FLOWS FROM INVESTING ACTIVITIES
   Loan Originations, Net of Principal
     Payments                                           11,435       (8,411)
   Principal Payments on Mortgage-Backed
     and Related Securities                                  -          750
   Purchases of Securities                              (8,135)     (10,125)
   Proceeds from Sales and Maturities
     of Securities                                      16,500       11,990
   Proceeds from the Sale of Other Real
     Estate Owned                                          661            -
   Purchase of Office Properties and
     Equipment                                              (7)        (164)
                                                     ---------    ---------
NET CASH FROM INVESTING ACTIVITIES                      20,454       (5,960)

CASH FLOWS FROM FINANCING ACTIVITIES
   Net Increase in Deposits                              7,984        2,082
   Borrowings                                            1,000        5,000
   Repayment of Borrowings                             (12,513)        (574)
   Net Increase in Mortgage
     Escrow Funds                                       (1,720)      (1,735)
   Purchase of Common Stock Net of Proceeds
     from Exercise of Stock Options                     (1,065)        (768)
   Dividends Paid                                         (277)        (283)
                                                     ---------    ---------
NET CASH FROM FINANCING ACTIVITIES                      (6,591)       3,722
                                                     ---------    ---------
NET INCREASE IN CASH AND CASH EQUIVALENTS               15,512        1,138

CASH AND CASH EQUIVALENTS, BEGINNING                     7,579        6,573
                                                     ---------    ---------
CASH AND CASH EQUIVALENTS, ENDING                      $23,091       $7,711
                                                     =========    =========


See accompanying notes to unaudited consolidated financial statements

COVEST BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(Unaudited)
(Dollars in thousands)

Three months ended March 31, 2003 and 2002


                                    COMMON
	                       STOCK AND                                     ACCUMULATED
                                    ADDITIONAL                           UNEARNED OTHER
                                    PAID-IN        RETAINED   TREASURY   ESOP     COMPREHENSIVE
                                    CAPITAL        EARNINGS     STOCK    SHARES   INCOME/(LOSS)    TOTAL
----------------------------------------------------------------------------------------------------------
Balance at December 31, 2001          $17,312       $41,360  ($14,290)        -        $769       $45,151

Net Income                                            1,613                                         1,613

Change in Unrealized Gain on
  Securities Available-for-Sale,
  Net of Taxes                                                                         (142)         (142)
                                                                                                  -------
       Comprehensive Income                                                                         1,471

Cash Dividends ($.08 per share)                        (283)                                         (283)

Purchase of Treasury Stock                                     (2,376)                             (2,376)

Treasury Stock Reissued in
  Conjunction with Stock Option
  Exercises                               319                   2,789     (1,500)                   1,608

Tax Benefits Related to Employee
  Stock Option Plans                      423                                                         423
-----------------------------------------------------------------------------------------------------------

Balance at March 31, 2002             $18,054       $42,690  ($13,877)   ($1,500)      $627       $45,994
===========================================================================================================

Balance at December 31, 2002          $18,875       $46,838  ($16,603)   ($1,202)      $678       $48,586

Net Income                                            1,430                                         1,430

Change in Unrealized Gain on
  Securities Available-for-Sale,
  Net of Taxes                                                                         (121)         (121)
                                                                                                    -----
       Comprehensive Income                                                                         1,309

Cash Dividends ($.08 per share)                        (277)                                         (277)

Purchase of Treasury Stock                                     (1,123)                             (1,123)

Treasury Stock Reissued in
  Conjunction with Stock Option
  Exercises                               (19)                     77                                  58

Release of ESOP Shares                     52                                202                      254

Tax Benefits related to Employee
  Stock Option Plans                       50                                                          50
----------------------------------------------------------------------------------------------------------

Balance at March 31, 2003             $18,958       $47,991  ($17,649)   ($1,000)      $557       $48,857
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

                                                               THREE MONTHS ENDED
                                     -------------------------------------------------------------------
                                                 MAR 31, 2003                     MAR 31, 2002
                                     --------------------------------- ---------------------------------
                                        AVERAGE                AVERAGE    AVERAGE             AVERAGE
                                        BALANCE   INTEREST   YIELD/COST   BALANCE  INTEREST  YIELD/COST
                                       --------   --------   ----------   -------  --------  ----------
INTEREST EARNING ASSETS:
  Commercial Loans(A)(B)               $ 54,939    $   718      5.23%    $ 50,680   $   753     5.94%
  Multi-Family Loans(A)(B)              252,893      3,577      5.66      230,274     3,819     6.63
  Commercial Real Estate Loans(A)(B)     84,416      1,267      6.00       81,202     1,501     7.39
  Construction Loans(A)(B)               53,651        784      5.85       54,754     1,029     7.52
  Commercial/Muni Leases(B)                 445          6      5.39        1,612        24     5.96
  Mortgage Loans(A)(B)                   54,723        976      7.13       57,555     1,094     7.60
  Consumer Loans (A)                     36,969        552      5.97       44,978       760     6.76
  Securities                             33,558        365      4.35       39,489       511     5.18
  Mortgage-Backed and Related
    Securities                                -          -         -        3,321        62     7.47
  Equity Investments                      9,761        140      5.74        9,127       116     5.08
  Other Investments                       2,507          7      1.12        1,007         4     1.59
                                       --------    -------      ----     --------   -------     ----
Total Interest-Earning Assets          $583,862    $ 8,392      5.75%    $573,999   $ 9,673     6.74%
Non-Interest Earning Assets              18,211                            18,674
                                       --------                          --------
  TOTAL ASSETS                         $602,073                          $592,673
                                       ========                          ========
INTEREST-BEARING LIABILITIES:
  Interest-Bearing Checking            $ 34,382    $   108      1.26%    $ 29,364   $    97     1.32%
  Savings                               105,448        547      2.07       58,388       360     2.47
  Money Market                           81,496        245      1.20      108,659       464     1.71
  Certificates of Deposits              149,523      1,223      3.27      170,488     1,774     4.16
  Jumbo CDs                               1,866          9      1.93        9,090        62     2.73
  Purchased CDs                          69,652        481      2.76       48,950       485     3.96
  FHLB Advances                          55,556        552      3.97       65,167       703     4.32
  Other Borrowed Funds                    9,170         32      1.44       15,788        92     2.33
                                      ---------    -------      ----     --------   -------     ----
Total Interest-Bearing Liabilities     $507,093    $ 3,197      2.52%    $505,894   $ 4,037     3.19%
Non-Interest Bearing Deposits            35,063                            31,086
Other Liabilities                        11,021                            10,087
                                      ---------                          --------
TOTAL LIABILITIES                      $553,177                          $547,067

Stockholders' Equity                     48,896                            45,606
                                       --------                          --------
TOTAL LIABILITIES AND
   STOCKHOLDERS' EQUITY                $602,073                          $592,673
                                       ========                          ========
NET INTEREST INCOME (Tax Equivalent)               $ 5,195                          $ 5,636
                                                   =======                          =======
NET INTEREST RATE SPREAD (C)                                    3.23%                           3.55%
                                                                ====                            ====
NET INTEREST MARGIN (D)                                         3.56%                           3.93%
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

The results of operations and other data for the three-month period ended March 31, 2003 are not necessarily indicative of results that may be expected for the entire year ending December 31, 2003.

In the opinion of management, the unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial information of CoVest Bancshares, Inc. (the "Company"), including its wholly owned subsidiary, CoVest Banc (the "Bank").

Certain amounts in prior consolidated financial statements have been reclassified to conform to the March 31, 2003 presentation.


(2) Nature of Operations

The Company is a bank holding company organized under the laws of the state of Delaware. It provides a full line of financial services to customers within six counties in northeast Illinois from its three branch locations.

A reconciliation of the numerators and denominators for earnings per common share dilution computations for the three month periods ended March 31, 2003 and 2002 are presented below: (dollars and shares in thousands)


                                        Three Months Ended March 31,
                                        ----------------------------
                                               2003            2002
                                               ----            ----
Earnings per share:
  Net Income                                 $1,430          $1,613
                                             ======          ======
  Weighted average common shares
    outstanding                               3,404           3,447
                                              =====           =====
  Basic earnings per share                    $0.42           $0.47
                                              =====           =====

Earnings per share assuming dilution:
  Net Income                                 $1,430          $1,613
                                             ======          ======
  Weighted average common shares
    outstanding                               3,404           3,447

  Add: dilutive effect of assumed
         exercises of stock options             200             161
                                              -----           -----
  Weighted average common and dilutive
    potential common shares outstanding       3,604           3,608
                                              =====           =====
  Diluted earnings per share                  $0.40           $0.45
                                              =====           =====

At March 31, 2003 and 2002 respectively, no options to purchase shares were excluded in the computation of diluted earnings per share for the three month periods ended because all of the options' exercise prices were lower than the average market price of the common stock.


(3) Stock Compensation

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


                                                      2003              2002
                                                      ----              ----

Net income as reported                              $1,430            $1,613
Deduct: Stock-based compensation expense
 determined under fair value based method               25               129
                                                    ------            ------
Pro forma net income                                $1,405            $1,484
                                                    ======            ======

Basic earnings per share as reported                $ 0.42            $ 0.47
Pro forma basic earnings per share                    0.41              0.43

Diluted earnings per share as reported              $ 0.40            $ 0.45
Pro forma diluted earnings per share                  0.39              0.41


(4) Stock Repurchase Program

The following table summarizes the Company's stock repurchase programs.

                                                                Average
                    Date            Date        # of Shares    Price per
    Program#      Announced      Completed      Repurchased      Share
    ========      =========      =========      ===========    =========
      25th         6/18/02         3/7/03          100,000       $26.53
      26th          3/7/03              -           13,440       $28.01

The Company announced its 26th stock repurchase program on March 7, 2003, enabling the Company to repurchase 100,000 shares of its outstanding common stock. The Company repurchased 40,051 shares in the first quarter of 2003 at an average price of $28.04.


(5) Cash Dividend

The regular quarterly dividend for the first quarter of 2003 was paid at $.08 per share. The same quarterly dividend was paid for the first quarter of 2002.


(6) Regulatory Capital Requirements

Pursuant to the Financial Institutions Reform, Recovery and Enforcement Act of 1989 ("FIRREA"), as implemented by regulations promulgated by the Office of the Comptroller of the Currency (the "OCC"), national banks must meet three separate minimum capital requirements. The following table summarizes, as of March 31, 2003, the Company's and Bank's capital requirements under FIRREA and their actual capital ratios. As of March 31, 2003, the Company and the Bank exceeded all current minimum and well capitalized regulatory capital requirements.

                                                                To Be Well
                                                             Capitalized Under
                                             For Capital      Prompt Corrective
                                Actual    Adequacy Purpose    Action Provisions
MARCH 31, 2003              Amount  Ratio   Amount Ratio      Amount   Ratio
==============              ------  ------  ------ ------     ------   -----
                                        (Dollars in Thousands)
Total Capital
(to Risk Weighted Assets)
   Company                   $52.7  12.6%    $33.4  8.0%       $41.7    10.0%
   Bank                       50.9  12.2      33.3  8.0         41.6    10.0
Tier I Capital
(to Risk Weighted Assets)
   Company                   $47.2  11.3%    $16.7  4.0%       $25.0     6.0%
   Bank                       45.7  11.0      16.6  4.0         24.9     6.0
Tier I Capital
(to Average Assets)
   Company                   $47.2   7.8%    $24.1  4.0%       $30.1     5.0%
   Bank                       45.7   7.6      23.9  4.0         29.9     5.0

Risk Weighted Assets (Company)  $417,376
Average Assets (Company)         602,073
Risk Weighted Assets (Bank)      415,812
Average Assets (Bank)            598,377


                                                               To Be Well
                                                            Capitalized Under
                                            For Capital      Prompt Corrective
                                Actual    Adequacy Purpose    Action Provisions
MARCH 31, 2002              Amount  Ratio   Amount Ratio      Amount   Ratio
==============              ------  ------  ------ ------     ------   -----
                                        (Dollars in Thousands)
Total Capital
(to Risk Weighted Assets)
   Company                   $49.4  11.9%    $33.3  8.0%       $41.6    10.0%
   Bank                       50.1  12.0      33.3  8.0         41.6    10.0
Tier I Capital
(to Risk Weighted Assets)
   Company                   $44.1  10.6%    $16.6  4.0%       $25.0     6.0%
   Bank                       44.8  10.8      16.6  4.0         25.0     6.0
Tier I Capital
(to Average Assets)
   Company                   $44.1   7.4%    $23.7  4.0%       $29.6     5.0%
   Bank                       44.8   7.6      23.6  4.0         29.5     5.0

Risk Weighted Assets (Company)  $416,053
Average Assets (Company)         592,673
Risk Weighted Assets (Bank)      415,905
Average Assets (Bank)            589,532


(7) Pending Merger Transaction

The Company entered into an Agreement and Plan of Reorganization with Midwest Banc Holdings, Inc. ("Midwest Banc") on November 1, 2002 (the "Merger Agreement") that, if approved by the Company's stockholders at a special meeting of stockholders, will result in the Company being merged with and into Midwest Banc. The special meeting of stockholders originally scheduled for March 17, 2003, was cancelled after Midwest Banc informed the Company that bank regulatory agencies would be delaying the processing of Midwest's applications to acquire the Company. As of the date of this filing, the Company has not rescheduled the special meeting.


(8) Special Note Concerning Forward-Looking Statements

This document (including information incorporated by reference) contains, and future oral and written statements of the Company and its management may contain, forward-looking statements, within the meaning of such term in the Private Securities Litigation Reform Act of 1995, with respect to the financial condition, results of operations, plans, objectives, future performance and business of the Company. Forward-looking statements, which may be based upon beliefs, expectations and assumptions of the Company's management and on information currently available to management, are generally identifiable by the use of words such as "believe," "expect," "anticipate," "plan," "intend," "estimate," "may," "will," "would," "could," "should" or other similar expressions. Additionally, all statements in this document, including forward-looking statements, speak only as of the date they are made, and the Company undertakes no obligation to update any statement in light of new information or future events.

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

* The economic impact of past and any future terrorist attacks, acts of war or threats thereof and the response of the United States to any such threats and attacks.

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


FINANCIAL CONDITION
-------------------
Total assets decreased 1% to $603.5 million as of March 31, 2003, as compared to $608.9 million at December 31, 2002. Total liabilities decreased 1% to $554.6 million as of March 31, 2003, as compared to $560.3 million at December 31, 2002. Stockholders' equity as of March 31, 2003 was $48.9 million, relatively the same level compared to $48.6 million at December 31, 2002.

Cash and cash equivalents increased to $23.1 million at March 31, 2003 from $7.6 million at December 31, 2002. The increase resulted from an increase in interest bearing deposits.

Securities decreased 17% to $40.8 million as of March 31, 2003 from $49.2 million at December 31, 2002. As of March 31, 2003, the Company had commitments to purchase FHLB agency issues totaling $10.6 million. That will be funded from interest bearing deposits.

Net loans receivable decreased 2% to $523.4 million as of March 31, 2003, compared to $535.0 million at December 31, 2002. Commercial loans decreased to $52.4 million, as compared to $56.8 million at December 31, 2002. The multi-family loan portfolio remained basically unchanged in volume from year-end and is comprised of adjustable rate loans indexed to prime, the 91-day Treasury bill rate, and 1 year, 3 year and 5 year Treasury notes. The loans have floors and prepayment penalties established upon origination. Consumer loans decreased 5% to $35.9 million as of March 31, 2003, compared to $37.9 million at December 31, 2002. Home equity loans outstanding decreased $1.0 million and auto loans decreased $1.0 million. Securities decreased 17% to $40.8 million as of March 31, 2003, compared to $49.2 million at December 31, 2002. Federal Home Loan Bank agency issues totaling $14.0 million with yields ranging from 3.05% to 5.55% were called in the first quarter of 2003. A $2.5 million Federal
Home Loan Bank agency issue with a yield of 6.12% matured in the first quarter of 2003. These were partially replaced with Federal Home Loan Bank agency issues totaling $8.0 million with yields ranging from 2.30% to 3.35%. The Company limits its investment purchases to cover collateral requirements for its borrowings and repurchase agreements.

Total deposits increased 2% to $481.6 million as of March 31, 2003, compared to $473.6 million at December 31, 2002. Non-interest bearing deposits increased 14% to $38.5 million, compared to $33.7 million at December 31, 2002. The Company continues to strengthen its commercial banking business. Corporate checking increased to $18.4 million at March 31, 2003, compared to $15.5 million at December 31, 2002. Savings deposits increased 25% to $118.4 million, compared to $94.9 million at December 31, 2002. Money market accounts decreased 12% to $75.5 million, compared to $85.4 million at December 31, 2002. The Company believes that the decrease in the average money market account index rate to 1.16% caused the savings deposits to increase as the savings account rate for relationship savings (with related checking accounts) was 2.25% and regular savings (with no related checking accounts) was 1.50%. In addition, on January 30, 2003, the Company reduced the floor rate on its money market accounts from 1.25% to 1.00%. Certificates of deposit decreased 10% to $140.8 million, compared to $156.0 million at December 31, 2002. The Company also believes that a portion of these decreases was related to a shift to savings accounts as the rate was higher than the short-term certificates of deposit rates. On April 1, 2003, the Company reduced their savings account rates to 1.50% for relationship savings (with related checking accounts) and 1.00% for regular savings (with no related savings accounts). As of March 31, 2003, $97.7 million of the Company's savings accounts had checking account relationships and $20.7 million were regular savings accounts with no checking account relationships. Purchased certificates of deposit increased 8% to $72.0 million from $66.9 million at December 31, 2002. The increase consisted of deposits from public institutions placed by local deposit brokers.

Total borrowings decreased 15% to $62.9 million, compared to $74.4 million at December 31, 2002. Short-term borrowings decreased 24% to $35.9 million, compared to $47.4 million as of December 31, 2002. The Company paid off $5.0 million of FHLB term advances, $3.2 million of FHLB overnight borrowings and $5.0 million of overnight borrowings from a commercial bank correspondent. Treasury, tax and loan deposits decreased $1.1 million. Repurchase agreements increased $1.8 million. Included in short-term borrowings was an $1.1 million draw on the Company's line of credit incurred in connection with the Company's stock repurchase program. $1.0 million was paid in dividends from the Bank to the Company during the month of April.

Stockholders' equity totaled $48.9 million at March 31, 2003, compared to $48.6 million at December 31, 2002. The number of shares outstanding excluding unallocated Employee Stock Ownership Plan shares was 3,380,655 and the book value per common share outstanding was $14.45, a 1.12% increase over $14.29 per share outstanding at December 31, 2002.

On February 22, 2002, the Employee Stock Ownership Plan purchased 81,477 shares of CoVest Bancshares, Inc. common stock, held in the Company's treasury, for an aggregate purchase price of $1,500,000, or $18.41 per share. Shares issued to the ESOP are allocated to ESOP participants based on principal repayments made by the ESOP on the loan from the Company. The loan is secured by shares purchased with the loan proceeds and will be repaid by the ESOP with contributions from the Company. $500,281 of principal plus interest has been repaid since the inception of the loan.

The Company announced its 26th stock repurchase program on March 7, 2003, enabling the Company to repurchase 100,000 shares of its outstanding stock. A total of 13,440 shares were repurchased at an average price of $28.01 through April 29, 2003.

At March 31, 2003, the allowance for loan losses was $6.9 million compared to $7.0 million at December 31, 2002. The Company recognized net charge-offs of $309,000 and provided an additional $215,000 during the first three months of 2003. The ratio of allowance for loan losses at March 31, 2003 was 1.31% compared to 1.30% at December 31, 2002. Management believes that the allowance for loan losses at March 31, 2003 was at a level adequate to absorb probable losses on existing loans. However, there can be no assurance that such losses will not exceed estimated amounts.

At March 31, 2003, total non-performing loans amounted to $4,853,000, or 0.93% of net loans, compared to $5,967,000, or 1.12% of net loans at December 31, 2002. The ratio of non-performing loans to total assets was 0.80% at March 31, 2003, compared to 0.98% at December 31, 2002. Of the $3,016,000 commercial real state loans to related borrowers in non-accrual status at December 31, 2002, $300,000 was charged off in March 2003 due to the receipt of a new appraisal on these properties. A total of $565,000 in multi-family loans to related borrowers as added to non-accrual status at March 31, 2003, bringing the total of multi-family loans in non-accrual status to $1,467,000. The remaining amount of 902,000 is multi-family loan originally at $1,426,000, which was changed to on-accrual status in June 2002. The Company charged-off $159,000 of this loan prior to its move to non-accrual status. The Company has received $524,000 payments \ on this loan and now has a balance of $902,000. A $163,000 commercial loan was put on non-accrual in March 2003. The Company considered these loans in the March 31, 2003 analysis for allowance for loan losses, however, it is too early to ascertain what losses, if any, will be realized. As of March 31, 2003, loans delinquent 90 days or more and still accruing amounted to $17,000. The $1,416,000 of commercial loans and $38,000 of consumer loans delinquent 90 days or more and still accruing at December 31, 2002 have been made current. The $14,000 commercial lease loan delinquent 90 days or more and still accruing at December 31, 2002 was charged-off.

The $661,000 other real estate owned at December 31, 2002 was sold in February 2003. The Company incurred $57,000 of expenses and a loss on the sale of $27,000 which was included as a reduction to other income.

Along with other financial institutions, management shares a concern for the outlook of the economy for 2003. A slowdown in economic activity has severely impacted several major industries as well as the economy as a whole. Even though there are numerous indications of emerging strength, it is not certain that this strength is sustainable. In addition, consumer confidence may be negatively impacted by the sustained decline in equity prices. These events could still adversely affect cash flows for both commercial and individual borrowers, as a result of which, the Company could experience increases in problem assets, delinquencies and losses on loans.


The following table sets forth the amounts and categories of non-performing loans and assets.

                                          MAR 31, 2003     DEC 31, 2002
                                         -------------     ------------
                                            (Dollars in Thousands)
Non-accruing Loans:
  Commercial Loans                          $  163          $     -
  Multi-family Loans                         1,467              918
  Commercial Real Estate Loans               2,717            3,016
  Construction Loans                             -                -
  Commercial/Municipal Leases                    -                -
  Mortgage Loans                               474              530
  Consumer                                      15               35
                                            ------           ------
  Total                                      4,836            4,499

Accruing Loans Delinquent 90 days or More:
  Commercial Loans                          $   17          $ 1,416
  Multi-family Loans                             -                -
  Commercial Real Estate Loans                   -                -
  Construction Loans                             -                -
  Commercial/Municipal Leases                    -               14
  Mortgage Loans                                 -                -
  Consumer                                       -               38
                                            ------           ------
  Total                                         17            1,468
                                            ------           ------
      Total Non-performing Loans            $4,853           $5,967


Other Real Estate Owned                          -              661
Other Repossessed Assets                         -                -
                                            ------           ------
      Total Non-performing Assets           $4,853           $6,628
                                            ======           ======
Total Non-performing Loans as
  a Percentage of Net Loans                   0.93%            1.12%
                                              ====             ====
Total Non-performing Assets as
  a Percentage of Total Assets                0.80%            1.09%
                                              ====             ====


LIQUIDITY
---------
The Company's primary sources of funds are deposits, principal and interest payments on loans, and funds provided by other operations. While scheduled loan repayments and maturities of short-term investments are a relatively predictable source of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions, competition and the restructuring occurring in the banking industry.

The Company's cash flows are a result of three principal activities: operating activities, investing activities and financing activities. Net cash provided by operating activities was $1.6 million, for the three months ended March 31, 2003. Net cash provided by investing activities was $20.4 million for the three months ended March 31, 2003. Net cash used by financing activities was $6.6 million for the three months ended March 31, 2003.

The Company uses its liquidity to meet its ongoing commitments to fund maturing certificates of deposit and deposit withdrawals, repay borrowings, fund existing and continuing loan commitments, and pay operating expenses. At
March 31, 2003, the Company has commitments to originate loans totaling $37.0 million and its customers had approved but unused lines of credit totaling
$49.0 million. The Company considers its liquidity and capital resources to be adequate to meet its foreseeable short and long-term needs. The Company expects to be able to fund or refinance, on a timely basis, its material commitments and long-term liabilities.


SELECTED RATIOS
---------------
                                         THREE MONTHS ENDED
                                            MAR 31,  MAR 31,
                                             2003     2002
                                            ------    -----
Annualized Return on Avg. Equity            11.70%   14.15%
Annualized Return on Avg. Assets             0.95     1.09
Book Value per Share                       $14.45   $13.34
Closing Market Price per Share             $26.42   $21.10

Earnings per Primary Share:
   Basic                                    $0.42    $0.47
   Diluted                                  $0.40    $0.45

Net Interest Margin                          3.56%    3.93%
Ratio of Operating Expense to
   Average Total Assets, Annualized          2.39%    2.58%
Ratio of Net Interest Income to
   Non-Interest Expense                      1.44x    1.47x



RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002
-----------------------------------------------------------------------------
Net income for the first quarter of 2003 was $1,430,000, down 11% over $1,613,000 for the same period in 2002. Basic earnings per share were $0.42, an 11% decrease compared to $0.47 for the same period in 2002. Diluted earnings per share were $0.40, an 11% decrease compared to $0.45 for the same period in 2002.

Return on average equity and return on average assets for the first quarter of 2003 were 11.70% and 0.95% respectively, compared to 14.15% and 1.09% for the first quarter of 2002.

The Company's efficiency ratio for the first quarter of 2003 was 58.84% compared to 55.84% for the same period in 2002. The goal for 2003 is to maintain its efficiency ratio at under 56%.

Net interest income for the first quarter of 2003 decreased $431,000, or an 8% decrease compared to the same period in 2002. The yield on average interest earning assets for the first quarter of 2003 was 5.75%, a 99 basis point decrease compared to 6.74% for the same period in 2002. The cost of average interest bearing liabilities for the first quarter of 2003 was 2.52%, a 67 basis point decrease compared to 3.19% for the same period in 2002. The decrease in the yield on average interest earning assets exceeded the decrease in the cost of average interest bearing liabilities. The Company started to be asset sensitive in the first quarter of 2002. As of December 31, 2002, the Company had $176.3 million in loans floating/adjusting to prime. As of March 31, 2003, total loans floating/adjusting to prime was $161.4 million. The Company believes that interest rates will likely rise later in 2003 or early 2004 and has chosen to originate a higher percentage of short-term adjustable rate loans. The Company's ALCO committee at its meeting on April 8, 2003, voted on the repurchase of a multi-family loan participation of approximately $16.5 million that has an average yield of 7.00%. The average yield on investments for the first quarter of 2003 was 4.66%, a 65 basis points decrease compared to 5.31% for the same period in 2002. The average yield on overnight investments for the first quarter of 2003 was 1.12%, a 47 basis point decrease compared to 1.59% for the same period in 2002. The Federal Reserve Bank's 50 basis point rate reduction in November 2002 contributed to the decline in interest income. The Company continues to manage its cost of funds and still remain competitive in its market area. Until October 2002, the Company's savings deposit rate was fixed at 2.50%. In October 2002, the Company implemented relationship pricing on its savings deposits. Relationship savings accounts (with related checking accounts) earned 2.25% while regular savings accounts (with no related checking accounts) earned 1.75%. On April 1, 2003, the Company reduced the savings account rates to 1.50% for relationship savings (with related checking accounts) and 1.00% for regular savings (with no related checking accounts). The Company's money market account is indexed to the 91-day
Treasury Bill rate. The Company reduced the floor rate on the money market account from 1.25% to 1.00%, effective January 30, 2003. The Company believes that these rates are still competitive in its market area. The increase in the average non-interest bearing deposits by $4.0 million offset part of the margin compression. The net interest spread for the first quarter of 2003 was 3.23%, 32 basis points lower than 3.55% for the same period in 2002. The net interest margin for the first quarter of 2003 was 3.56%, 37 basis points lower than 3.93% for the same period in 2002. The Company expects the net interest margin to increase in the second quarter of 2003 and beyond because of some of the recent deposit repricing steps that have been implemented and the participated loan repurchases.

The Company's total interest income (tax equivalent) on earning assets decreased 13% to $8,392,000 for the first quarter of 2003, compared to $9,673,000 for the same period in 2002. The average balance of interest earning assets increased 2% to $583.9 million compared to $574.0 million for the first quarter of 2002. The average balance of loans for the first quarter of 2003 increased 3% to $538.0 million, compared to $521.1 million for the same period in 2002. The average yield on loans decreased to 5.86%, a 103 basis point decrease compared to 6.89% for the first quarter of 2002. The average balance on the multi-family loan portfolio was $252.9 million, a 10% increase compared to $230.3 million for the same period in 2002. The multi-family loan portfolio is mostly comprised of adjustable rate loans with floors and prepayment penalties established upon origination. Loan costs associated with loan prepayments in the multi-family loan portfolio for the first quarter of 2003 were $55,000 compared to $99,000 in 2002. The increases in the multi-family loan portfolio were partially offset by decreases in consumer loans and mortgage loans. The average balance of investments for the first quarter of 2003 decreased 13% to $45.8 million, compared to $52.9 million for the same period in 2002. The average yield on investments decreased to 4.47%, a 77 basis point decrease compared to 5.24% for the first quarter of 2002. Included in investments are $1.6 million of trust preferred issues with fixed rates ranging from 8.25% to 10.00%.

Total interest expense decreased 21% to $3,197,000 for the first quarter of 2003, compared to $4,037,000 for the same period in 2002. The average balance of interest bearing liabilities for the first quarter of 2003 was $507.1 million, relatively the same level compared to $505.9 million for the same period in 2002. The average balance of interest bearing deposits increased 4% to $442.4 million compared to $424.9 million for the same period in 2002. The average balance of savings deposits increased 81% to $105.4 million, compared to $58.4 million for the same period in 2002. The average balance of money market accounts decreased 25% to $81.5 million, compared to $108.7 million for the same period in 2002. The average balance of certificates of deposit decreased 12% to $149.5 million, compared to $170.5 million for the same period in 2002. The average balance of jumbo certificates of deposit decreased 79% to $1.9 million, compared to $9.1 million for the same period in 2002. The Company believes that the decrease in the average money market account indexrate to 1.16% caused the savings deposits to increase as the savings account rate for relationship savings (with related checking accounts) was 2.25% and regular savings (with no related checking accounts) was 1.50%. The decrease in certificates of deposit and jumbo certificates of deposit can also be attributed to the savings account pricing where customers shifted their deposits, particularly the shorter term certificates where the rates were lower than 2.25% for relationship savings accounts and 1.50% for regular savings accounts. As of March 31, 2003, $97.7 million of the Company's savings accounts had checking account relationships and $20.7 million were regular savings accounts with no checking account relationships. On April 1, 2003, the Company reduced the savings accounts rates to 1.50% for relationship savings and 1.00% for regular savings. On January 30, 2003, the Company reduced the floor rate on its money market accounts from 1.25% to 1.00%. The Company believes that these pricing strategies are still competitive in its market area. Purchased certificates of deposit increased 42% to $69.7 million compared to $48.9 million for the first quarter of 2002. The purchased certificates of deposits taken in the first quarter of 2003 consisted of deposits from public institutions placed by local deposit brokers. The cost of purchased certificates of deposit for the first quarter of 2003 was 2.76%, 120 basis points lower than 3.96% for the same period in 2002. The average balance of interest bearing checking accounts increased 17% to $34.4 million, compared to $29.4 million for the same period in 2002. The average balance of borrowings decreased 20% to $64.7 million for the first quarter of 2003, compared to $81.0 million for the same period in 2002. The cost of borrowings decreased to 3.61%, which was 32 basis points lower than 3.93% for the first quarter of 2002.

The provision for loan losses was $215,000 for the first quarter of 2003 versus $472,000 for the same period in 2002. The net charge-offs for the first quarter of 2003 were $309,000, compared to net charge-offs of $369,000 during the first quarter of 2002. $300,000 of this amount was allocated to the commercial real estate loan relationship at December 31, 2002. The ratio of net charge-offs to average loans for the first quarter of 2003 was 0.06% compared to 0.07% for the same period in 2002. The ratio of allowance for loan losses to total outstanding loans was 1.31%, compared to 1.27% for the first quarter in 2002.

On a quarterly basis, management of the Company meets to review the adequacy of the Allowance for Loan Losses. Each loan officer grades his or her individual commercial credits and the Company's outsourced loan review function validates the officers' grades. In the event that loan review results in a downgrade of the loan, it is included in the allowance analysis at the lower grade. The grading system is in compliance with the regulatory classifications and the allowance is allocated to the loans based on the regulatory grading, except in instances where there are known differences (i.e. collateral value is nominal, etc). Once the specific portion of the allowance is calculated, management then calculates a historical portion for each loan category based on loan loss history, current economic conditions and trends in the portfolio, including delinquencies and impairments. As a result of this analysis, management believes that the allowance for losses on loans at March 31, 2003 was at a level adequate to absorb probable incurred losses on existing loans, although there can be no assurance that such losses will not exceed the estimated amounts.




LOAN LOSS ALLOWANCE ANALYSIS. The following table sets forth an analysis of the Company's allowance for loan losses for the periods indicated.


                                            THREE MONTHS ENDED
                                             MAR 31,    MAR 31,
                                               2003       2002
                                           ----------  ----------
                                           (Dollars in Thousands)

Balance at Beginning of Period               $7,039     $6,547
Charge-offs:

  Commercial Loans                                -         20
  Multi-family Loans                              -          -
  Commercial Real Estate Loans                  300        240
  Construction Loans                              -          -
  Commercial/Municipal Leases                    14          -
  Mortgage Loans                                  -         49
  Consumer                                       10         66
                                             ------     ------
  Charge-offs Total                             324        375

Recoveries:

  Commercial Loans                                -          2
  Multi-family Loans                              -          -
  Commercial Real Estate Loans                    -          -
  Construction Loans                              -          -
  Commercial/Municipal Leases                     -          -
  Mortgage Loans                                  -          -
  Consumer                                       15          4
                                             ------     ------
  Recoveries Total                               15          6
                                             ------     ------
  Net Charge-offs                               309        369


Additions Charged to Operations                 215        472
                                             ------     ------
Balance at End of Period                     $6,945     $6,650
                                             ======     ======
Ratio of Net Charge-offs During
  the Period to Average Loans
  Outstanding During the Period                0.06%      0.07%

Ratio of Allowance for Loan
  Losses to Non-performing Loans               1.43x      9.62x

Ratio of Allowance for Loan
  Losses to Total Outstanding Loans       1.31%     1.27%


Non-interest income decreased $287,000, or 23% to $949,000 for the first quarter of 2003 compared to $1,236,000 for the same period in 2002. Loan charges and servicing fees decreased by $43,000. Loan documentation fees decreased by $30,000, late fees decreased by $12,000, letter of credit fees decreased by $15,000 and investor service fees decreased by $18,000. These were offset by an increase in loan modification fees of $31,000. Prepayment fees decreased by $233,000 for the first three months in 2003 compared to the same period in 2002. Prepayments for the first quarter of 2003 were generated by 27 loans totaling $14.9 million compared to 31 loans totaling $31.9 million for the same period in 2002. Mortgage banking fees increased by $65,000. Conventional loan fees increased by $54,000 and loan origination fees increased by $12,000. Deposit related fees increased by $20,000. Service fees on checking accounts increased by $3,000, NSF fees on checking accounts increased by $8,000, debit card income increased by $8,000 and internet banking fees increased by $2,000. The Company did not sell securities during the first quarter of 2003. Gain on the sale of securities for the first quarter of 2002 was $74,000. Other income decreased by $28,000 for the first quarter of 2003 compared to the same period in 2002. Included in other income for the first quarter of 2003 was a $21,000 net loss on the sale of two properties included in other real estate owned. Included in other income for the first quarter of 2002 was $5,000 of credit card servicing income. The servicing contract was terminated in February 2002.

Non-interest expense for the first quarter of 2003 decreased $217,000, or 6% to $3,601,000, compared to $3,818,000 for the same period in 2002. Compensation and benefits increased by $144,000. Directors' fees increased by $11,000 as there were four board meetings held in the first quarter of 2003. ESOP expense increased by $218,000. An additional payment was made to the ESOP plan when it was thought that the proposed merger with Midwest Banc Holdings, Inc. would be consummated prior to the end of the first quarter of 2003. No additional extra payments to the plan are contemplated at this time unless the proposed sale takes place. Included in ESOP expense was $52,000 of stock price appreciation on the released ESOP shares. Deferred compensation expense decreased by $73,000, as there was a smaller volume of commercial related loan originations during the first quarter of 2003. Group medical self-insurance decreased by $101,000 as compared to the same period in 2002. Group medical self-insurance expense accrual for the first quarter of 2002 was based on estimated maximum claims.
The accrual for 2003 was based on estimated average claims. Education and training decreased $22,000. Employee relation expenses decreased by $6,000. Bank incentive plan (BIP) expenses decreased by $8,000. Post retirement insurance decreased by $10,000 as the plan was frozen as of September 30, 2002. Employee compensation expenses decreased by $6,000 and temporary-staffing expenses decreased by $5,000. Commissions and incentives decreased by $63,000. Bonus expense decreased by $100,000, which was offset by a $35,000 increase in commission expense due to higher mortgage loan originations in the first quarter of 2003 compared to the same period in 2002. Occupancy and equipment expenses decreased by $24,000. Building repairs and maintenance expense decreased by $9,000, telephone expense decreased by $7,000, T1 lines/BBX maintenance expenses decreased by $5,000 and building decoration and supplies decreased by $11,000. These were partially offset by an increase in real estate taxes accrual by $9,000. Planned computer upgrades, purchase of a van and repairs were put on hold due to the proposed acquisition of the Company. Data processing expense increased by $20,000. Core processor expenses increased by $13,000 and internet maintenance expenses increased by $11,000. These were partially offset by a decrease in computer software and maintenance by $5,000. Advertising expenses decreased $61,000. Advertising strategies were also put on hold due to the proposed merger. REO expenses decreased by $176,000. The average balance of Other Real Estate Owned assets for the first quarter of 2003 was $363,000, compared to $1,187,000 for the same period in 2002. Total Other Real Estate Owned as of March 31, 2002 was $2,164,000 which consisted of an undeveloped commercial property in Chicago for $661,000, a motel property in Wisconsin for $1,300,000 and 3 single-family properties for a total of $202,000. REO expenses for 2002 represented taxes and maintenance expenses on the motel property in Wisconsin. Other expenses decreased by $55,000. Professional fees decreased by $12,000. Included in professional fees for the first quarter of 2003 was $82,000 of legal fees related to the proposed acquisition of the Company. General and administrative expenses decreased by $53,000. Loan related expenses decreased by $7,000.

Income tax expense decreased $61,000 to $874,000 for the first quarter of 2003, compared to $935,000 for the same period in 2002. The effective tax rate was 38% for the first quarter of 2003 as compared to 37% for the same period in 2002.


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


                            MARCH 31, 2003

   Change in                                        Percent Change in
 Interest Rates            Percent Change in        MV of Portfolio
  (basis points)          Net Interest Income            Equity
----------------         ---------------------     -------------------
     +200                         +9%                      -6%

     +100                         +4                       -4

        0                          0                        0

     -100                         -2                       +5



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


ITEM 6.  EXHIBITS AND REPORTS

(a) Exhibits

99.1 - Certificate of Chief Executive Officer

99.2 - Certificate of Chief Financial Officer

(b) Reports on Form 8-K

A report on Form 8-K was filed on January 28, 2003 to report under Item 5 the Company's earnings for the fourth quarter of 2002.

A report on Form 8-K was filed on March 5, 2003 to report under Item 5 the declaration of a regular quarterly dividend.

A report on Form 8-K was filed on March 7, 2003 to report under Item 5 the completion of the 25th stock repurchase program and the announcement of the 26th stock repurchase program.

A report on Form 8-K was filed on March 7, 2003 to report under Item 5 the cancellation of its special stockholders' meeting scheduled for March 17, 2003.





                             SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COVEST BANCSHARES, INC.

DATED: APRIL 29, 2003


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

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

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

DATE: APRIL 29, 2003

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

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

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

DATE:  APRIL 29, 2003

/S/ PAUL A. LARSEN
PAUL A. LARSEN
CHIEF FINANCIAL OFFICER


Exhibit 99.1



CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of CoVest Bancshares, Inc. (the "Company") on Form 10-Q for the period ending March 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, James
L. Roberts, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.



DATE: APRIL 29, 2003

/S/ JAMES L. ROBERTS
JAMES L. ROBERTS
CHIEF EXECUTIVE OFFICER








Exhibit 99.2



CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of CoVest Bancshares, Inc. (the "Company") on Form 10-Q for the period ending March 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Paul
A. Larsen, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.



DATE:  APRIL 29, 2003

/S/ PAUL A. LARSEN
PAUL A. LARSEN
CHIEF FINANCIAL OFFICER