Form 10-Q
period 2003-06-30
COVEST BANCSHARES INC
filed 2003-07-29
CIK 885694

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                         ------------------------------

                                   FORM 10-Q

               Quarterly Report Pursuant to Section 13 or 15 (d)
                    of the Securities Exchange Act of 1934


        For the Quarterly Period Ended          Commission File Number
                June 30, 2003                           0-20160

                         ------------------------------

                            COVEST BANCSHARES, INC.
            (Exact name of registrant as specified in its charter)


                 Delaware                           36-3820609
      (State or other jurisdiction       (I.R.S. Employer Identification
            of incorporation or                      Number)
               organization)

           749 Lee Street, Des Plaines, Illinois              60016
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

                    Yes  -----            No  --X--


As of July 29, 2003, the Registrant had issued and outstanding 4,403,803 shares of the Registrant's Common Stock. In addition, it had also repurchased 952,944 shares which were being held as treasury stock and 66,307 shares which were being held as unallocated ESOP shares.

                         COVEST BANCSHARES, INC.


                            Table of Contents


PART I.   FINANCIAL INFORMATION (UNAUDITED)                   PAGE NO.


          Item 1.   Financial Statements                         3


          Item 2.   Management's Discussion and
                    Analysis of Financial Condition and
                    Results of Operations                       16


          Item 3.   Quantitative and Qualitative
                    Disclosure About Market Risk                28


          Item 4.   Controls and Procedures                     31


PART II.  OTHER INFORMATION


          Item 1.   Legal Proceedings                           32


          Item 2.   Changes in Securities                       32


          Item 3.   Defaults upon Senior Securities             32


          Item 4.   Submission of Matters to a Vote of
                    Security Holders                            32

          Item 5.   Other Information                           32


          Item 6.   Exhibits and Reports                        33


          Form 10-Q Signatures                                  34


          Certification by Executive Officers                   35

PART 1.   FINANCIAL INFORMATION
Item 1.   Consolidated Financial Statements
          (Unaudited)


COVEST BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Unaudited)

(Dollars in thousands, except
 per share data)

                                             JUNE 30, 2003        DEC 31, 2002
ASSETS                                       -------------        ------------
------------
CASH ON HAND AND IN BANKS                        $ 12,481            $  7,562

INTEREST BEARING DEPOSITS                          15,706                  17
                                                 --------            --------
   CASH AND CASH EQUIVALENTS                       28,187               7,579

SECURITIES:
   Securities Available-for-Sale                   30,425              41,489
   Federal Home Loan Bank and
      Federal Reserve Bank Stock                    7,999               7,681
                                                 --------            --------
TOTAL SECURITIES                                   38,424              49,170

LOANS RECEIVABLE:
   Commercial Loans                                53,604              56,799
   Multi-Family Loans                             270,165             252,766
   Commercial Real Estate Loans                    80,602              84,607
   Construction Loans                              57,607              54,404
   Commercial Leases                                  258                 522
   Mortgage Loans                                  51,253              54,037
   Consumer Loans                                  33,730              37,902
   Mortgage Loans Held for Sale                     1,793               1,026
                                                 --------            --------
      TOTAL LOANS RECEIVABLE                      549,012             542,063
   Allowance for Loan Losses                     (  7,117)            ( 7,039)
                                                 --------            --------
LOANS RECEIVABLE, NET                             541,895             535,024

ACCRUED INTEREST RECEIVABLE                         2,303               2,639
PREMISES AND EQUIPMENT                              8,423               8,824
OTHER REAL ESTATE OWNED                                 -                 661
GOODWILL                                            1,000               1,084
MORTGAGE SERVICING RIGHTS                              85                 128
OTHER ASSETS                                        3,921               3,812
                                                 --------            --------
TOTAL ASSETS                                     $624,238            $608,921
                                                 ========            ========




See accompanying notes to unaudited consolidated financial statements

COVEST BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (Continued)
(Unaudited)

(Dollars in thousands, except per share data)

                                             JUNE 30, 2003        DEC 31, 2002
                                             -------------        ------------
LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
LIABILITIES:
   Deposits:
      Non-Interest Bearing                       $ 38,049            $ 33,700
      Interest Bearing Checking                    37,163              34,836
      Savings Accounts                            117,564              94,885
      Money Market Accounts                        73,000              85,372
      Certificates of Deposit                     139,807             155,988
      Jumbo CDs                                     1,677               1,880
      Purchased CDs                                83,684              66,946
                                                  -------             -------
                                                  490,944             473,607
   Short-Term Borrowings and Securities
      Sold U/A to Repurchase                       37,135              47,370
   Long-Term Advances from Federal
      Home Loan Bank                               33,000              27,000
   Advances from Borrowers for Taxes and
      Insurance                                     6,232               5,587
   Accrued Expenses and Other Liabilities           6,443               6,771
                                                  -------             -------
TOTAL LIABILITIES                                 573,754             560,335

STOCKHOLDERS' EQUITY:
   Common Stock, par value $.01 per share;
      7,500,000 authorized shares; 4,403,803
      shares issued at 6/30/03 and 12/31/02
      respectively                                     44                  44
   Additional Paid-in Capital                      18,926              18,831
   Retained Earnings                               49,424              46,838
   Treasury Stock, 954,773 shares and
      923,422 shares, held at cost at 6/30/03
      and 12/31/02, respectively                  (17,627)            (16,603)
   Unearned ESOP shares                              (944)             (1,202)
   Accumulated Other Comprehensive Income             661                 678
                                                 --------            --------
TOTAL STOCKHOLDERS' EQUITY                         50,484              48,586
                                                 --------            --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY       $624,238            $608,921
                                                 ========            ========




See accompanying notes to unaudited consolidated financial statements

COVEST BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Unaudited)
(Dollars in thousands, except per             THREE MONTHS ENDED   SIX MONTHS ENDED
 share data)                                   JUNE 30,  JUNE 30,  JUNE 30,  JUNE 30,
                                                 2003      2002      2003      2002
INTEREST INCOME                                -------   -------   -------   -------
   Loans and Leases Receivable                 $ 7,845   $ 8,301   $15,726   $17,282
   Mortgage-Backed and Related Securities            -        52         -       114
   Taxable Securities                              266       493       561       907
   Tax Exempt Securities                            44        63        89       126
   Other Interest and Dividend Income              177       192       324       312
                                               -------   -------   -------   -------
   Total Interest Income                         8,332     9,101    16,700    18,741
INTEREST EXPENSE
   Deposits                                      2,324     3,191     4,937     6,433
   Advances from Federal Home Loan Bank            560       711     1,112     1,415
   Other Borrowed Funds                             62        59        94       150
                                               -------   -------   -------   -------
   Total Interest Expense                        2,946     3,961     6,143     7,998
                                               -------   -------   -------   -------
NET INTEREST INCOME                              5,386     5,140    10,557    10,743
   Provision for Loan Losses                       300       164       515       636
                                               -------   -------   -------   -------
NET INTEREST INCOME AFTER PROVISION FOR
   LOAN LOSSES                                   5,086     4,976    10,042    10,107
NON-INTEREST INCOME
   Loan Charges and Servicing Fees                 214       218       394       441
   Loan Prepayment Fees                            355       494       583       956
   Mortgage Banking Fees                           264       137       460       268
   Deposit Related Charges and Fees                324       308       643       606
   Gain/(Loss) on Sale of Securities/Loans          50         -        50        74
   Insurance and Annuity Commissions                26         7        48        23
   Other                                            24        89        28       121
                                               -------   -------   -------   -------
   Total Non-Interest Income                     1,257     1,253     2,206     2,489
NON-INTEREST EXPENSE
   Compensation and Benefits                     1,750     1,849     3,782     3,737
   Commissions and Incentives                      159       145       289       338
   Occupancy and Equipment                         462       472       923       957
   Federal Deposit Insurance Premium                19        20        38        40
   Data Processing                                 293       266       573       526
   Advertising                                     216       204       361       410
   Other Real Estate Owned                           -        73        24       273
   Amortization of Goodwill                         42        51        84       103
   Amortization of Mortgage Servicing Rights        18        18        43        44
   Other                                           639       475     1,082       964
                                               -------   -------   -------   -------
   Total Non-Interest Expense                    3,598     3,573     7,199     7,392
                                               -------   -------   -------   -------
INCOME BEFORE INCOME TAXES                       2,745     2,656     5,049     5,204
Income Tax Provision                            (1,038)     (976)   (1,912)   (1,911)
                                               -------   -------   -------   -------
NET INCOME                                     $ 1,707   $ 1,680   $ 3,137   $ 3,293
                                               =======   =======   =======   =======
Basic Earnings per Share                         $0.50     $0.49     $0.92     $0.96
Diluted Earnings per Share                       $0.48     $0.47     $0.87     $0.91

Total Comprehensive Income                     $ 1,810   $ 1,976   $ 3,120   $ 3,447

See accompanying notes to unaudited consolidated financial statements

COVEST BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in thousands)                                    SIX MONTHS ENDED
                                                         JUNE 30,    JUNE 30,
                                                          2003        2002
OPERATING ACTVITIES                                    --------    ---------
   Net Income                                          $ 3,137      $ 3,293
   Adjustments to Reconcile Net Income to
    Net Cash from Operating Activities
   Depreciation and Amortization of
        Premises and Equipment                             431          450
   Amortization of Intangibles                             127          147
   ESOP Compensation Expense                               328           50
   Provision for Loan Losses                               515          636
   Net Gain on Sales of
        Securities/Loans                                   (50)         (74)
   Federal Home Loan Bank Stock Dividend                  (318)        (185)
   Change In:
     Prepaid Expenses and Other Assets                    (108)      (1,054)
     Accrued Interest Receivable                           336          358
     Accrued Expenses and Other Liabilities               (256)       1,071
                                                     ---------    ---------
NET CASH FROM OPERATING ACTIVITIES                       4,142        4,692

CASH FLOWS FROM INVESTING ACTIVITIES
   Loan Originations, Net of Principal
     Payments                                           (7,386)      (1,924)
   Proceeds from Sale of Loans                               -       20,083
   Principal Payments on Mortgage-Backed
     and Related Securities                                  -          968
   Purchases of Securities                             (18,938)     (32,146)
   Proceeds from Sales and Maturities
     of Securities                                      30,025       17,930
   Proceeds from the Sale of Other Real
     Estate Owned                                          661            -
   Purchase of Office Properties and
     Equipment                                             (30)        (225)
                                                     ---------    ---------
NET CASH FROM INVESTING ACTIVITIES                       4,332        4,686

CASH FLOWS FROM FINANCING ACTIVITIES
   Net Increase in Deposits                             17,337       13,203
   Borrowings                                            6,000        5,000
   Repayment of Borrowings                             (10,235)      (2,208)
   Net Increase in Mortgage
     Escrow Funds                                          645          734
   Purchase of Common Stock Net of Proceeds
     from Exercise of Stock Options                     (1,062)      (2,261)
   Dividend Paid                                          (551)        (563)
                                                     ---------    ---------
NET CASH FROM FINANCING ACTIVITIES                      12,134       13,905
                                                     ---------    ---------
NET INCREASE IN CASH AND CASH EQUIVALENTS               20,608       23,283

CASH AND CASH EQUIVALENTS, BEGINNING                     7,579        6,573
                                                     ---------    ---------
CASH AND CASH EQUIVALENTS, ENDING                      $28,187      $29,856
                                                     =========    =========


See accompanying notes to unaudited consolidated financial statements

COVEST BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(Unaudited)
(Dollars in thousands)

Six months ended June 30, 2003 and 2002

                                      COMMON
	                             STOCK AND                                      ACCUMULATED
                                    ADDITIONAL                            UNEARNED  OTHER
                                      PAID-IN      RETAINED   TREASURY    ESOP      COMPREHENSIVE
                                      CAPITAL      EARNINGS    STOCK      SHARES    INCOME/(LOSS)   TOTAL
----------------------------------------------------------------------------------------------------------
Balance at December 31, 2001          $17,312       $41,360  ($14,290)        -        $769       $45,151

Net Income                                            3,293                                         3,293

Change in Unrealized Gain on
  Securities Available-for-Sale,
  Net of Taxes                                                                          154           154
                                                                                                  -------
       Comprehensive Income                                                                         3,447

Cash Dividends ($.16 per share)                        (563)                                         (563)

Purchase of Treasury Stock                                     (5,053)                             (5,053)

Treasury Stock Reissued in
  Conjunction with Stock Option
  Exercises and ESOP Plan                 356                   3,936     (1,500)                   2,792

Release of ESOP shares                                                        50                       50

Tax Benefits Related to Employee
  Stock Option Plans                      701                                                         701
-----------------------------------------------------------------------------------------------------------

Balance at June 30, 2002              $18,369       $44,090  ($15,407)   ($1,450)      $923       $46,525
===========================================================================================================

Balance at December 31, 2002          $18,875       $46,838  ($16,603)   ($1,202)      $678       $48,586

Net Income                                            3,137                                         3,137

Change in Unrealized Gain on
  Securities Available-for-Sale,
  Net of Taxes                                                                          (17)          (17)
                                                                                                    -----
       Comprehensive Income                                                                         3,120

Cash Dividends ($.16 per share)                        (551)                                         (551)

Purchase of Treasury Stock                                     (1,125)                             (1,125)

Treasury Stock Reissued in
  Conjunction with Stock Option
  Exercises                               (38)                    101                                  63

Release of ESOP Shares                     70                                258                      328

Tax Benefits related to Employee
  Stock Option Plans                       63                                                          63
----------------------------------------------------------------------------------------------------------

Balance at June 30, 2003              $18,970       $49,424  ($17,627)     ($944)      $661       $50,484
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

                                                               THREE MONTHS ENDED
                                     -------------------------------------------------------------------
                                                JUNE 30, 2003                    JUNE 30, 2002
                                     --------------------------------- ---------------------------------
                                        AVERAGE                AVERAGE    AVERAGE             AVERAGE
                                        BALANCE   INTEREST   YIELD/COST   BALANCE  INTEREST  YIELD/COST
                                       --------   --------   ----------   -------  --------  ----------
INTEREST EARNING ASSETS:
  Commercial Loans(A)(B)               $ 53,231    $   683      5.13%    $ 53,045   $   784     5.91%
  Multi-Family Loans(A)(B)              266,017      3,680      5.53      226,610     3,465     6.12
  Commercial Real Estate Loans(A)(B)     82,016      1,213      5.92       78,944     1,407     7.13
  Construction Loans(A)(B)               55,094        811      5.89       48,437       865     7.14
  Commercial Leases(B)                      302          5      6.62        1,288        20     6.21
  Mortgage Loans(A)(B)                   53,262        944      7.09       55,439     1,036     7.47
  Consumer Loans (A)                     34,468        510      5.92       43,273       725     6.70
  Securities                             34,013        332      3.90       47,177       588     4.99
  Mortgage-Backed and Related
    Securities                                -          -         -        2,906        52     7.16
  Equity Investments                     10,041        163      6.49        9,405       121     5.15
  Other Investments                       5,371         14      1.04       17,686        71     1.61
                                       --------    -------      ----     --------   -------     ----
Total Interest-Earning Assets          $593,815    $ 8,355      5.63%    $584,210   $ 9,134     6.25%
Non-Interest Earning Assets              19,296                            19,613
                                       --------                          --------
  TOTAL ASSETS                         $613,111                          $603,823
                                       ========                          ========
INTEREST-BEARING LIABILITIES:
  Interest-Bearing Checking            $ 36,906    $   118      1.28%    $ 30,349   $   101     1.33%
  Savings                               118,743        419      1.41       69,520       434     2.50
  Money Market                           74,352        210      1.13      101,601       440     1.73
  Certificates of Deposits              139,481      1,095      3.14      170,067     1,642     3.86
  Jumbo CDs                               1,839          7      1.52        3,673        22     2.40
  Purchased CDs                          71,594        475      2.65       62,327       552     3.54
  FHLB Advances                          56,242        560      3.99       67,000       711     4.25
  Other Borrowed Funds                   17,263         62      1.44       10,260        59     2.30
                                      ---------    -------      ----     --------   -------     ----
Total Interest-Bearing Liabilities     $516,420    $ 2,946      2.28%    $514,797   $ 3,961     3.08%
Non-Interest Bearing Deposits            35,764                            32,014
Other Liabilities                        11,464                            11,002
                                      ---------                          --------
TOTAL LIABILITIES                      $563,647                          $557,813

Stockholders' Equity                     49,464                            46,010
                                       --------                          --------
TOTAL LIABILITIES AND
   STOCKHOLDERS' EQUITY                $613,111                          $603,823
                                       ========                          ========
NET INTEREST INCOME (Tax Equivalent)               $ 5,409                          $ 5,173
                                                   =======                          =======
NET INTEREST RATE SPREAD (C)                                    3.35%                           3.17%
                                                                ====                            ====
NET INTEREST MARGIN (D)                                         3.64%                           3.54%
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

                                                                 SIX MONTHS ENDED
                                     -------------------------------------------------------------------
                                                JUNE 30, 2003                    JUNE 30, 2002
                                     --------------------------------- ---------------------------------
                                        AVERAGE                AVERAGE    AVERAGE             AVERAGE
                                        BALANCE   INTEREST   YIELD/COST   BALANCE  INTEREST  YIELD/COST
                                       --------   --------   ----------   -------  --------  ----------
INTEREST EARNING ASSETS:
  Commercial Loans(A)(B)               $ 54,081    $ 1,401      5.18%    $ 51,869   $ 1,537     5.93%
  Multi-Family Loans(A)(B)              259,492      7,257      5.59      228,432     7,284     6.38
  Commercial Real Estate Loans(A)(B)     83,209      2,480      5.96       80,067     2,907     7.26
  Construction Loans(A)(B)               54,377      1,595      5.87       51,578     1,894     7.34
  Commercial Leases(B)                      373         11      5.90        1,449        44     6.07
  Mortgage Loans(A)(B)                   53,988      1,919      7.11       56,491     2,130     7.54
  Consumer Loans (A)                     35,712      1,063      5.95       44,121     1,485     6.73
  Securities                             33,787        696      4.12       43,354     1,099     5.07
  Mortgage-Backed and Related
    Securities                                -          -         -        3,112       114     7.33
  Equity Investments                      9,902        304      6.14        9,267       237     5.11
  Other Investments                       3,947         21      1.06        9,393        75     1.60
                                       --------    -------      ----     --------   -------     ----
Total Interest-Earning Assets          $588,868    $16,747      5.69%    $579,133   $18,806     6.49%
Non-Interest Earning Assets              18,763                            19,135
                                       --------                          --------
  TOTAL ASSETS                         $607,629                          $598,268
	                               ========                          ========

INTEREST-BEARING LIABILITIES:
  Interest-Bearing Checking            $ 35,651    $   226      1.27%    $ 29,860   $   198     1.33%
  Savings                               112,132        965      1.72       63,985       794     2.48
  Money Market                           77,904        456      1.17      105,111       904     1.72
  Certificates of Deposits              144,474      2,319      3.21      170,276     3,416     4.01
  Jumbo CDs                               1,852         16      1.73        6,366        84     2.64
  Purchased CDs                          70,628        955      2.70       55,676     1,037     3.73
  FHLB Advances                          55,901      1,112      3.98       66,088     1,415     4.28
  Other Borrowed Funds                   13,239         95      1.44       13,009       150     2.32
                                      ---------    -------      ----     --------   -------     ----
Total Interest-Bearing Liabilities     $511,781    $ 6,144      2.40%    $510,371   $ 7,998     3.13%
Non-Interest Bearing Deposits            35,415                            31,553
Other Liabilities                        11,252                            10,536
                                      ---------                          --------
TOTAL LIABILITIES                      $558,448                          $552,459

Stockholders' Equity                     49,181                            45,809
                                       --------                          --------
TOTAL LIABILITIES AND
   STOCKHOLDERS' EQUITY                $607,629                          $598,268
                                       ========                          ========

NET INTEREST INCOME                                $10,603                          $10,808
                                                   =======                          =======
NET INTEREST RATE SPREAD (C)                                    3.29%                           3.36%
                                                                ====                            ====
NET INTEREST MARGIN (D)                                         3.60%                           3.73%
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

The results of operations and other data for the three-month and six-month periods ended June 30, 2003 are not necessarily indicative of results that may be expected for the entire year ending December 31, 2003.

In the opinion of management, the unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial information of CoVest Bancshares, Inc. (the "Company"), including its wholly owned subsidiary, CoVest Banc (the "Bank").

Certain amounts in prior consolidated financial statements have been reclassified to conform to the June 30, 2003 presentation.


(2) Nature of Operations

The Company is a bank holding company organized under the laws of the state of Delaware. It provides a full line of financial services to customers within six counties in northeast Illinois from its three branch locations.

A reconciliation of the numerators and denominators for earnings per common share for the three month periods ended June 30, 2003 and 2002 are presented below: (dollars and shares in thousands)


                                        Three Months Ended June 30,
                                        ----------------------------
                                               2003            2002
                                               ----            ----
Earnings per share:
  Net Income                                 $1,707          $1,680
                                             ======          ======
  Weighted average common shares
    outstanding                               3,381           3,432
                                              =====           =====
  Basic earnings per share                    $0.50           $0.49
                                              =====           =====

Earnings per share assuming dilution:
  Net Income                                 $1,707          $1,680
                                             ======          ======
  Weighted average common shares
    outstanding                               3,381           3,432

  Add: dilutive effect of assumed
         exercises of stock options             187             169
                                              -----           -----
  Weighted average common and dilutive
    potential common shares outstanding       3,568           3,601
                                              =====           =====
  Diluted earnings per share                  $0.48           $0.47
                                              =====           =====

A reconciliation of the numerators and denominators for earnings per common share for the six month periods ended June 30, 2003 and 2002 are presented below: (dollars and shares in thousands)


                                           Six Months Ended June 30,
                                          ---------------------------
                                               2003            2002
                                               ----            ----
Earnings per share:
  Net Income                                 $3,137          $3,293
                                             ======          ======
  Weighted average common shares
    outstanding                               3,392           3,440
                                              =====           =====
  Basic earnings per share                    $0.92           $0.96
                                              =====           =====

Earnings per share assuming dilution:
  Net Income                                 $3,137          $3,293
                                             ======          ======
  Weighted average common shares
    outstanding                               3,392           3,440

  Add: dilutive effect of assumed
         exercises of stock options             193             165
                                              -----           -----
  Weighted average common and dilutive
    potential common shares outstanding       3,586           3,605
                                              =====           =====
  Diluted earnings per share                  $0.87           $0.91
                                              =====           =====


At June 30, 2003 and 2002 respectively, no options to purchase shares were excluded in the computation of diluted earnings per share because all of the options' exercise prices were lower than the average market price of the common stock.

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

                                         Three Months Ended  Six Months Ended
                                             2003    2002      2003    2002
                                             ----    ----      ----    ----

Net income as reported                     $1,707  $1,680    $3,137  $3,293
Deduct: Stock-based compensation expense
 determined under fair value based method      23      23        48     152
                                           ------  ------    ------  ------
Pro forma net income                       $1,684  $1,657    $3,089  $3,141
                                           ======  ======    ======  ======

Basic earnings per share as reported       $ 0.50  $ 0.49    $ 0.92  $ 0.96
Pro forma basic earnings per share           0.50    0.48      0.91    0.91

Diluted earnings per share as reported     $ 0.48  $ 0.47    $ 0.87  $ 0.91
Pro forma diluted earnings per share         0.47    0.46      0.86    0.87


(4) Stock Repurchase Program

The following table summarizes the Company's stock repurchase programs.

                                                          Average
                 Date        Date         # of Shares     Price per
      Program#   Announced   Completed    Repurchased     Share
      ========   =========   =========    ===========     =========
        26th      3/7/03         -           13,525         $28.00

The Company announced its 26th stock repurchase program on March 7, 2003, enabling the Company to repurchase 100,000 shares of its outstanding common stock. The Company repurchased 85 shares in the second quarter of 2003 at an average price of $26.23.


(5) Cash Dividend

The regular quarterly dividend for the second quarter of 2003 was paid at $.08 per share. The same quarterly dividend was paid for the second quarter of 2002.

(6) Regulatory Capital Requirements

Pursuant to the Financial Institutions Reform, Recovery and Enforcement Act of 1989 ("FIRREA"), as implemented by regulations promulgated by the Office of the Comptroller of the Currency (the "OCC"), national banks must meet three separate minimum capital requirements. The following table summarizes, as of June 30, 2003, the Company's and Bank's capital requirements under FIRREA and their actual capital ratios. As of June 30, 2003, the Company and the Bank exceeded all current minimum and well capitalized regulatory capital requirements.


                                                                 To Be Well
                                                             Capitalized Under
                                            For Capital      Prompt Corrective
                                Actual    Adequacy Purpose    Action Provisions
JUNE 30, 2003              Amount  Ratio   Amount Ratio      Amount   Ratio
==============              ------  ------  ------ ------     ------   -----
                                        (Dollars in Thousands)
Total Capital
(to Risk Weighted Assets)
   Company                   $54.4  12.8%    $34.1  8.0%       $42.6    10.0%
   Bank                       50.7  12.0      33.9  8.0         42.4    10.0
Tier I Capital
(to Risk Weighted Assets)
   Company                   $48.8  11.5%    $17.0  4.0%       $25.6     6.0%
   Bank                       45.4  10.7      17.0  4.0         25.5     6.0
Tier I Capital
(to Average Assets)
   Company                   $48.8   8.0%    $24.5  4.0%       $30.7     5.0%
   Bank                       45.4   7.5      24.4  4.0         30.5     5.0

Risk Weighted Assets (Company)  $425,938
Average Assets (Company)         613,111
Risk Weighted Assets (Bank)      424,209
Average Assets (Bank)            609,097

                                                               To Be Well
                                                             Capitalized Under
                                            For Capital      Prompt Corrective
                                Actual    Adequacy Purpose    Action Provisions
JUNE 30, 2002              Amount  Ratio   Amount Ratio      Amount   Ratio
==============              ------  ------  ------ ------     ------   -----
                                        (Dollars in Thousands)
Total Capital
(to Risk Weighted Assets)
   Company                   $49.5  12.3%    $32.1  8.0%       $40.1    10.0%
   Bank                       49.4  12.3      32.0  8.0         40.0    10.0
Tier I Capital
(to Risk Weighted Assets)
   Company                   $44.4  11.1%    $16.0  4.0%       $24.0     6.0%
   Bank                       44.3  11.1      16.0  4.0         24.0     6.0
Tier I Capital
(to Average Assets)
   Company                   $44.4   7.3%    $24.2  4.0%       $30.2     5.0%
   Bank                       44.3   7.4      24.0  4.0         30.0     5.0

Risk Weighted Assets (Company)  $400,832
Average Assets (Company)         603,823
Risk Weighted Assets (Bank)      400,274
Average Assets (Bank)            600,974

(7) Termination of the Merger Agreement

The Company entered into an Agreement and Plan of Reorganization with Midwest Banc Holdings, Inc. on November 1, 2002. The merger agreement was terminated on June 30, 2003 due to the inability of the parties to agree upon the terms of an extension of the merger agreement.


(8) New Accounting Pronouncement

The Financial Accounting Standards Board (FASB) recently issued two new accounting standards, Statement 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities, and Statement 150,
Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equities, both of which generally become effective in the quarter beginning July 1, 2003.

Because the Company does not have these instruments or is only nominally involved in these instruments, Management determined that, upon adopting the new standards the new accounting standards will not materially affect the Company's operating results or financial condition.


(9) Special Note Concerning Forward-Looking Statements

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW
--------
The Company's business activities currently consist of ownership of the Bank, and investments in other equity securities. The Bank's principal business consists of attracting deposits from the public and investing these deposits, together with funds generated from operations, primarily in commercial loans, multi-family loans, commercial real estate loans, and consumer loans. The Bank's deposit accounts are insured to the maximum allowable by the Federal Deposit Insurance Corporation (the "FDIC").

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


FINANCIAL CONDITION
-------------------
Total assets increased 3% to $624.2 million as of June 30, 2003, as compared to $608.9 million at December 31, 2002. Total liabilities increased 2% to $573.8 million as of June 30, 2003, as compared to $560.3 million at December 31, 2002. Stockholders' equity increased 4% to $50.5 million as of June 30, 2003, as compared to $48.6 million at December 31, 2002.

Cash and cash equivalents increased to $28.2 million at June 30, 2003 from $7.6 million at December 31, 2002. The increase resulted from an increase in interest bearing deposits. The funds will be used to pay down Federal Home Loan Bank Term Advances in the next 30 days.

Securities decreased 22% to $38.4 million as of June 30, 2003 from $49.2 million at December 31, 2002. The Company limits its investment purchases to cover collateral requirements for its borrowings and repurchase agreements.

Net loans receivable increased 1% to $541.9 million as of June 30, 2003, compared to $535.0 million at December 31, 2002. The multi-family loan portfolio increased 7% to $270.2 million as of June 30, 2003, compared to $252.7 million at December 31, 2002. The Company repurchased $16.5 million of previously participated multi-family loans in April 2003. The multi-family loan portfolio is comprised of adjustable rate loans indexed to prime, the 91-day Treasury bill rate, and 1 year, 3 year and 5 year Treasury notes. The loans have floors and prepayment penalties established upon origination. The loan principal prepayments in the multi-family loan portfolio amounted to $34.8 million for the first six months of 2003. Construction loans increased 6% to $57.6 million as of June 30, 2003, compared to $54.4 million at December 31, 2002. The increase in construction loans represented draws on previously approved commitments. The increases in multi-family loans and construction loans were offset by decreases in commercial loans by 6%, commercial real estate loans by 5%, mortgage loans by 5% and consumer loans by 11%. In the consumer loan portfolio, auto loans decreased 26% to $5.4 million as of June 30, 2003, compared to $7.3 million at December 31, 2002. Automobile manufacturers' zero percentage rate loans continue to impact the new loan fundings.

Total deposits increased 4% to $490.9 million as of June 30, 2003, compared to $473.6 million at December 31, 2002. Non-interest bearing checking accounts increased 13% to $38.0 million as of June 30, 2003, compared to $33.7 million as of December 31, 2002. Interest-bearing checking accounts increased 7% to $37.2 million as of June 30, 2003, compared to $34.8 million at December 31, 2002. Savings accounts increased 24% to $117.6 million as of June 30, 2003, compared to $94.9 million at December 31, 2002. In April 2003, the Company reduced its regular savings (with no related checking account) account rate from 1.75% to 1.00% and its relationship savings (with related checking account) account rate from 2.25% to 1.50%. The balance of savings accounts remained at relatively the same level since March 2003. The relationship savings accounts totaled $98.3 million at June 30, 2003 compared to $97.7 million at March 31, 2003. The Company believes that the savings account pricing is still competitive in its market area. Money market accounts decreased 15% to $73.0 million as of June 30, 2003, compared to $85.4 million at December 31, 2002. The Company believes that the decrease in the average weekly money market account index rate to 1.07% caused the decrease in the accounts. On June 16, 2003, the money market account index rate dropped to below 1%. The floor rate for money market accounts has been 1.00% since January 30, 2003. Certificates of deposit decreased 10% to $139.8 million as of June 30, 2003, compared to $156.0 million at December 31, 2002. Purchased certificates of deposit increased 25% to $83.7 million as of June 30, 2003, compared to $66.9 million at December 31, 2002. The Company purchased brokered certificates of deposit totaling $11.1 million with an average rate of 1.71% in the second quarter of 2003. The remainder of the increase consisted of deposits from public institutions placed by their local deposit brokers.

Total borrowings decreased 6% to $70.1 million as of June 30, 2003, compared to $74.3 million at December 31, 2002. Short-term borrowings decreased 22% to $37.1 million as of June 30, 2003, compared to $47.4 million at December 31, 2002. The Company paid off $3.2 million of FHLB overnight borrowings, $5.0 million of overnight borrowings from a commercial bank correspondent and $1.0 million of the Company's line of credit incurred in connection with the Company's stock repurchase program. The $1.0 million was paid in dividends from the Bank to the Company in April. Repurchase agreements decreased $0.8 million. Long-term borrowings increased 22% to $33.0 million as of June 30, 2003, compared to $27.0 million at December 31, 2002. The Company purchased two FHLB fixed term advances for $3.0 million each, at a cost of 2.06% with a 3-year term, and 2.77% with a 5-year term during the second quarter of 2003.

Stockholders' equity totaled $50.5 million at June 30, 2003, compared to $48.6 million at December 31, 2002. The number of shares outstanding excluding unallocated Employee Stock Ownership Plan shares was 3,382,723 and the book value per common share outstanding was $14.92, a 10% increase over $13.62 per share outstanding at December 31, 2002.

On February 22, 2002, the Employee Stock Ownership Plan purchased 81,477 shares of CoVest Bancshares, Inc. common stock, held in the Company's treasury, for an aggregate purchase price of $1,500,000, or $18.41 per share. Shares issued to the ESOP are allocated to ESOP participants based on principal repayments made by the ESOP on the loan from the Company. The loan is secured by shares purchased with the loan proceeds and will be repaid by the ESOP with contributions from the Company. $555,586 of principal plus interest has been repaid since the inception of the loan.

The Company announced its 26th stock repurchase program in March 7, 2003, enabling the Company to repurchase 100,000 shares of its outstanding stock. A total of 13,525 shares were repurchased at an average price of $28.00 through July 29, 2003.

At June 30, 2003, the allowance for loan losses was $7.1 million compared to $7.0 million at December 31, 2002. The Company recognized net charge-offs of $437,000 for the six months ended June 30, 2003. During this period, the Company recorded a $159,000 recovery on a multi-family loan which is currently in non accrual status. In June 2002, $159,000 was charged off on this loan. The loan will remain in non-accrual status pending a continuing overall improvement in the outstanding credit. The Company provided $515,000 to the allowance for loan losses. The ratio of the allowance for loan losses to outstanding loans at June 30, 2003 was 1.30%, the same level at December 31, 2002. Management believes that the allowance for loan losses at June 30, 2003 was at a level adequate to absorb probable incurred losses on existing loans. However, there can be no assurance that such losses will not exceed estimated amounts.

At June 30, 2003, total non-performing loans amounted to $4,982,000, or 0.92% of net loans, compared to $5,967,000, or 1.12% of net loans at December 31, 2002. The ratio of non-performing loans to total assets was 0.80% at June 30, 2003, compared to 0.98% at December 31, 2002. Of the $3,016,000 commercial real estate loans to related borrowers in non-accrual status at December 31, 2002, $300,000 was charged-off in the first quarter of 2003 and an additional $300,000 was charged off in May 2003 due to the receipt of a new appraisal on these properties. The $1,614,000 of non-performing multi-family loans consists of $565,000 loans to related borrowers and a $1,049,000 loan. The $1,049,000 loan was originally for $1,426,000 and $159,000 of this loan was charged off prior to its move to non-accrual status in June 2002. In June 2003, this loan was upgraded and the $159,000 that had been charged off was reversed and booked as recovery, with an increase in the balance of the loan to $1,049,000. The Company considered these loans in the June 30, 2003 analysis for allowance for loan losses. As of June 30, 2003, loans delinquent 90 days or more and still accruing amounted to $321,000. The $1,416,000 of commercial loans and $38,000 of consumer loans delinquent 90 days or more and still accruing at December 31, 2002 have been made current. The $14,000 commercial lease loan delinquent 90 days or more and still accruing at December 31, 2002 was charged-off in the first quarter.

The $661,000 other real estate owned at December 31, 2002 was sold in February 2003. The Company incurred $57,000 of expenses and a loss on the sale was $27,000, which was included as a reduction to other income.

Along with other financial institutions, management shares a concern for the outlook of the economy for 2003 and beyond. A slowdown in economic activity has severely impacted several major industries as well as the economy as a whole. Even though there are numerous indications of emerging strength, it is not certain that this strength is sustainable. In addition, consumer confidence may be negatively impacted by the decline in equity prices. These events could still adversely affect cash flows for both commercial and individual borrowers, as a result of which, the Company could experience increases in problem assets, delinquencies and losses on loans.

The following table sets forth the amounts and categories of non-performing loans and assets.

                                         JUNE 30, 2003     DEC 31, 2002
                                         -------------     ------------
                                            (Dollars in Thousands)
Non-accruing Loans:
  Commercial Loans                          $  162          $     -
  Multi-family Loans                         1,614              918
  Commercial Real Estate Loans               2,417            3,016
  Construction Loans                             -                -
  Commercial Leases                              -                -
  Mortgage Loans                               454              530
  Consumer                                      14               35
                                            ------           ------
  Total                                      4,661            4,499

Accruing Loans Delinquent 90 days or More:
  Commercial Loans                          $   17          $ 1,416
  Multi-family Loans                           295                -
  Commercial Real Estate Loans                   -                -
  Construction Loans                             -                -
  Commercial Leases                              9               14
  Mortgage Loans                                 -                -
  Consumer                                       -               38
                                            ------           ------
  Total                                        321            1,468
                                            ------           ------
      Total Non-performing Loans            $4,982           $5,967


Other Real Estate Owned                          -              661
Other Repossessed Assets                         -                -
                                            ------           ------
      Total Non-performing Assets           $4,982           $6,628
                                            ======           ======
Total Non-performing Loans as
  a Percentage of Net Loans                   0.92%            1.12%
                                              ====             ====
Total Non-performing Assets as
  a Percentage of Total Assets                0.80%            1.09%
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

The Company's cash flows are a result of three principal activities: operating activities, investing activities and financing activities. Net cash provided by operating activities was $4.1 million, for the six months ended June 30, 2003. Net cash provided by investing activities was $4.3 million for the six months ended June 30, 2003. Net cash provided by financing activities was $12.1 million for the six months ended June 30, 2003.

The Company uses its liquidity to meet its ongoing commitments to fund maturing certificates of deposit and deposit withdrawals, repay borrowings, fund existing and continuing loan commitments, and pay operating expenses. At June 30, 2003, the Company has commitments to originate loans totaling $34.7 million and its customers had approved but unused lines of credit totaling $48.3 million. The Company considers its liquidity and capital resources to be adequate to meet its foreseeable short and long-term needs. The Company expects to be able to fund or refinance, on a timely basis, its material commitments and long-term liabilities.

SELECTED RATIOS
---------------
                                         THREE MONTHS ENDED    SIX MONTHS ENDED
                                           JUNE 30, JUNE 30,   JUNE 30, JUNE 30,
                                             2003     2002       2003     2002
                                            ------    -----     ------   ------
Annualized Return on Avg. Equity            13.80%   14.61%     12.76%   14.38%
Annualized Return on Avg. Assets             1.11     1.11       1.03     1.10
Book Value per Share                       $14.92   $13.62     $14.92   $13.62
Closing Market Price per Share             $24.75   $22.46     $24.75   $22.46

Earnings per Primary Share:
   Basic                                    $0.50    $0.49      $0.92    $0.96
   Diluted                                  $0.48    $0.47      $0.87    $0.91

Net Interest Margin                          3.64%    3.54%      3.60%    3.73%
Ratio of Operating Expense to
   Average Total Assets, Annualized          2.35%    2.37%      2.37%    2.47%
Ratio of Net Interest Income to
   Non-Interest Expense                      1.50x    1.44x      1.47x    1.45x




RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2003 AND 2002
-----------------------------------------------------------------------------
Net income for the second quarter of 2003 was $1,707,000, up 2% over $1,680,000 for the same period in 2002, and up 19% over $1,430,000 for the first quarter of 2003. Basic earnings per share were $0.50, a 2% increase compared to $0.49 for the same period in 2002, and a 19% increase over $0.42 for the first quarter of 2003. Diluted earnings per share were $0.48, a 2% increase compared to $0.47 for the same period in 2002, and a 20% increase over $0.40 for the first quarter of 2003.

Return on average equity and return on average assets for the second quarter of 2003 were 13.80% and 1.11% respectively, compared to 14.61% and 1.11% for the same quarter in 2002. Return on average equity and return on average assets for the first quarter of 2003 were 11.70% and 0.95% respectively.

The Company's efficiency ratio for the second quarter of 2003 improved to 54.16% compared to 55.89% for the same period in 2002. The Company's efficiency ratio for the first quarter of 2003 was 58.84%. The goal for 2003 is to maintain an efficiency ratio at lower than 56%.

Net interest income for the second quarter of 2003 increased $246,000, or a 5% increase compared to the same period in 2002, or a 4% increase compared to the first quarter of 2003. Net interest margin for the second quarter of 2003 was 3.64%, or a 3% increase compared to 3.54% for the same period in 2002 versus 3.56% for the first quarter of 2003. The net interest spread for the second quarter of 2003 was 3.35%, a 6% increase compared to 3.17% for the second quarter of 2002, or a 4% increase compared to 3.23% for the first quarter of 2003. The average yield on interest earning assets for the second quarter of 2003 was 5.63%, a 62 basis points decrease compared to 6.25% for the same period in 2002. The average cost of interest bearing liabilities for the second quarter of 2003 was 2.28%, an 80 basis point decrease compared to 3.08% for the same period in 2002. The decrease in the cost of average interest bearing liabilities exceeded the decrease in the yield on average interest earning assets. The increase in average non-interest bearing deposits by $3.8 million, or 12%, contributed to the improved interest margin.

The Company's total interest income (tax equivalent) on earning assets decreased 9% to $8,355,000 for the second quarter of 2003, compared to $9,134,000 for the same period in 2002. It was the Company's strategy since 2002 to concentrate in funding adjustable rate loans to minimize exposure to rising interest rates. The Company has been asset sensitive since February 2002. The Company's loan portfolio was comprised of 81% adjustable/floating rate loans at June 30, 2003. The average balance of loans for the second quarter of 2003 increased 7% to $544.4 million, compared to $507.0 million for the same period in 2002. The biggest increase was in multi-family loans, which is mostly comprised of adjustable rate term loans with floors and prepayment penalties established upon origination. The Company repurchased $16.5 million of medium-term multi-family loan participations that have an average yield of 7.00%, in April 2003. Loan principal prepayments in the multi-family loan portfolio for the second quarter of 2003 totaled $20.0 million. Loan costs associated with loan prepayments, which are accounted for as reduction to interest income, amounted to $57,000 for the second quarter of 2003. The average yield on loans for the second quarter of 2003 decreased to 5.76%, a 79 basis point decrease compared to 6.55% for the same period in 2002. The increased volume of loans partially offset the effect of income reduction from falling rates. In February 2002, the Company set a 5.00% floor on its home equity loan portfolio. The average balance of home equity and home improvement loans decreased 16% to $26.9 million for the second quarter of 2003, compared to $32.0 million for the same period in 2002. The Company's ALCO Committee at its May 2003 meeting approved the removal of the 5.00% floor, effective August 2003. The Company hopes that the change in pricing strategy will help to increase loan volume. The average balance of investments for the second quarter of 2003 decreased 36% to $49.4 million, compared to $77.2 million for the same period in 2002. The Company limits its investment purchases to cover collateral requirements for its borrowings and repurchase agreements. The average yield on investments for the second quarter of 2003 was 4.13%, a 14 basis point decrease compared to 4.27% for the same period in 2002. Overnight investments averaged $5.4 million in the second quarter of 2003, a 69% decrease compared to $17.7 million for the same period in 2002. The redeployment of funds to higher yielding loans contributed to a higher interest margin for the second quarter of 2003 as compared to the same period in 2002 and the first quarter of 2003. Included in equity investments at the holding company are $1.7 million of trust preferred issues with fixed rates ranging from 8.25% to 10.00%.

Total interest expense for the second quarter of 2003 decreased 26% to $2,946,000, compared to $3,961,000. The average balance of interest-bearing deposits was $442.9 million for the second quarter of 2003, a 1% increase compared to $437.5 million for the same period in 2002. Money market accounts decreased 27% to $74.4 million, certificates of deposit decreased 18% to $139.5 million, while savings accounts increased 71% to $118.7 million. Until April 1, 2003, the relationship savings (with related checking accounts) rate was 2.25% while the regular savings (with no related checking accounts) rate was 1.75%. The decline in the average weekly money market account index to 1.05% for the second quarter and the reduced rates on short-term certificates of deposit caused customers to shift their deposits to savings accounts. In April 2003, the Company reduced the relationship savings rate to 1.50% and the regular savings rate to 1.00%. The relationship savings accounts totaled $98.3 million at June 30, 2003, compared to $97.7 million at March 31, 2003. The Company believes the new savings account pricing is still competitive in its market area. Purchased certificates of deposit increased 15% to $71.6 million for the second quarter of 2003, compared to $62.3 million for the same period in 2002. The cost of purchased funds for the second quarter of 2003 was 89 basis points less than that of the same period in 2002. The total cost of deposits for the second quarter of 2003 was 2.10%, 82 basis points less than the 2.92% for the same period in 2002. The average balance of borrowings for the second quarter of 2003 decreased 5% to $73.5 million, compared to $77.3 million for the same period in 2002. The average cost of borrowings for the second quarter of 2003 was 3.39%, 60 basis points less than 3.99% for the same period in 2002.

The provision for loan losses was $300,000 for the second quarter of 2003 versus $164,000 for the same period in 2002. The net charge-offs for the second quarter of 2003 were $128,000, compared to $164,000 for the same period in 2002. The ratio of net charge-offs to average loans for the second quarter of 2003 was 0.02% compared to 0.03% for the same period in 2002. The ratio of allowance for loan losses to total outstanding loans at June 30, 2003 was 1.30% compared to 1.34% at June 30, 2002.

On a quarterly basis, management of the Company meets to review the adequacy of the Allowance for Loan Losses. Each loan officer grades his or her individual commercial credits and the Company's outsourced loan review function validates the officers' grades. In the event that the loan review results in a downgrade of the loan, it is included in the allowance analysis at the lower grade. The grading system is in compliance with the regulatory classifications and the allowance is allocated to the loans based on the regulatory grading, except in instances where there are known differences (i.e. collateral value is nominal, etc). Once the specific portion of the allowance is calculated, management then calculates a historical portion for each loan category based on loan loss history, current economic conditions and trends in the portfolio, including delinquencies and impairments. As a result of this analysis, management believes that the allowance for losses on loans at June 30, 2003 was at a level adequate to absorb probable incurred losses on existing loans, although there can be assurance that such losses will not exceed the estimated amounts.

LOAN LOSS ALLOWANCE ANALYSIS. The following table sets forth an analysis of the Company's allowance for loan losses for the periods indicated.


                                             THREE MONTHS ENDED
                                             JUNE 30,    JUNE 30,
                                               2003        2002
                                           ----------  ----------
                                           (Dollars in Thousands)

Balance at Beginning of Period               $6,945     $6,650
Charge-offs:

  Commercial Loans                                -          -
  Multi-family Loans                              -        159
  Commercial Real Estate Loans                  300          -
  Construction Loans                              -          -
  Commercial/Municipal Leases                     -          -
  Mortgage Loans                                  -          -
  Consumer                                        1         21
                                             ------     ------
  Charge-offs Total                             301        180

Recoveries:

  Commercial Loans                                -          8
  Multi-family Loans                            159          -
  Commercial Real Estate Loans                    -          -
  Construction Loans                              -          -
  Commercial/Municipal Leases                     -          -
  Mortgage Loans                                  -          -
  Consumer                                       14          8
                                             ------     ------
  Recoveries Total                              173         16
                                             ------     ------
  Net Charge-offs                               128        164


Additions Charged to Operations                 300        164
                                             ------     ------
Balance at End of Period                     $7,117     $6,650
                                             ======     ======
Ratio of Net Charge-offs During
  the Period to Average Loans
  Outstanding During the Period                0.02%      0.03%

Ratio of Allowance for Loan
  Losses to Non-performing Loans               1.43x      2.91x

Ratio of Allowance for Loan
  Losses to Total Outstanding Loans       1.30%     1.34%


Non-interest income for the second quarter of 2003 was at relatively the same level compared to the second quarter of 2002. Loan charges and servicing fees decreased $4,000. Loan charges increased $15,000 while loan servicing fees decreased $19,000. An average of 588 loans were serviced in the second quarter of 2003 compared to 947 loans in the second quarter of 2002. Prepayment fees decreased 28% to $355,000 for the second quarter of 2003, compared to $494,000 for the same period in 2002. Loan prepayments for the second quarter of 2003 totaled 27 loans for $20.0 million compared to 40 loans for $29.7 million for the same period in 2002. Mortgage banking fees for the second quarter of 2003 increased 93% to $264,000, compared to $137,000 for the same period in 2002. Other income for the second quarter of 2003 decreased 73% to $24,000, compared to $89,000 for the same period in 2002. Included in other income for 2002 was $65,000 representing interest on 1992 and 1993 State of Illinois income tax refunds. Included in other income for 2003 was $3,000 representing interest on 1999 and 2000 State of Illinois income tax refunds.

Non-interest expense for the second quarter of 2003 remained at relatively the same level to that of the second quarter of 2002. Compensation and benefits decreased $99,000 to $1,750,000, compared to $1,849,000. Payroll taxes decreased $26,000 and 401K employer match decreased $10,000. Group medical self-insurance decreased $79,000 compared to 2002 due to medical insurance being accrued based on average insurance claims compared to 2002 where accrual was based on maximum insurance claims. Education and training expenses decreased $27,000. Post retirement expenses decreased $14,000 as the plan was frozen in 2002 and benefits will only be provided to current retirees. ESOP expense increased $48,000, that included $23,000 of stock price appreciation on released ESOP shares. Commissions and incentives increased $14,000. Commissions increased $73,000 due to greater mortgage loan originations in the second quarter of 2003 compared to the same period in 2002. Incentive compensation on retail banking increased $7,000. Bonus expense decreased $64,000. Committee incentives decreased $2,000. Occupancy and equipment expenses decreased $10,000 due to planned computer upgrades and the purchase of a replacement van. These projects will be revisited since the acquisition has been terminated. Data processing expenses increased $27,000. Core processing expenses increased $10,000, internet maintenance expenses increased $11,000. REO expenses decreased $73,000. The average balance of REO for the second quarter of 2002 was $1.0 million compared to none for the second quarter of 2003. Other expenses increased $164,000. Legal expenses increased $109,000, which included $70,000 related to the proposed acquisition of the Company. Audit expenses increased $40,000 as the Company reactivated services that had been placed on hold because of the proposed acquisition of the Company. Consulting fees increased $25,000, also from fees related to the proposed acquisition of the Company. Deposit related expenses decreased $13,000, mainly from outclearing chargeback losses that decreased $11,000. General and administrative expenses remained at relatively the same levels in the second quarter of 2003 as compared to the same period in 2002. In addition to out-of-pocket expenses incurred by the Company in connection with the terminated merger agreement, the Company also incurred lost opportunity costs associated with the delay in implementing its business strategies and resulting from the disruption of its normal operations. The Company may also incur additional future recruiting and compensation expenses to replace some officers who left the Company, while the merger agreement was pending, for other employment opportunities.

Income tax expense decreased $62,000 to $976,000 for the second quarter of 2003, compared to $1,038,000 for the same period in 2002. The effective tax rate was 37% for the second quarter of 2003 as compared to 38% for the same period in 2002.


RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2003 AND 2002
----------------------------------------------------------------------
Net income for the first six months of 2003 decreased 5% to $3,137,000 as compared to $3,293,000 for the same period in 2002. Basic earnings per share were $0.92, a 4% decrease compared to $0.96 for the same period in 2002. Diluted earnings per share were $0.87, a 4% decrease compared to $0.91 for the same period in 2002.

Return on average equity and return on average assets for the first six months of 2003 were 12.76% and 1.03% respectively, compared to 14.38% and 1.10% for the same period in 2002.

The Company's efficiency ratio for the first six months of 2003 was 56.41% compared to 55.86% for the same period in 2002. The Company's goal for 2003 is to maintain an efficiency ratio at lower than 56%.

Net interest income for the first six months of 2003 decreased $186,000, or 2% to $10,557,000 compared to $10,743,000 for the same period in 2002. Interest income for the first six months of 2003 decreased 11% while interest expense decreased 23% as compared to the same period in 2002. The average yield on interest earning assets for the first six months of 2003 was 5.69%, an 80 basis point decrease compared to 6.49% for the same period in 2002. The average cost of interest bearing liabilities was 2.40%, a 73 basis point decrease compared to 3.13% for the same period in 2002. The net interest spread for the first six months of 2003 was 3.29% compared to 3.36% for the same period in 2002. The net interest margin for the first six months of 2003 was 3.60% compared to 3.73% for the same period in 2002. The increase in the average balance of non-interest bearing deposits by $3.9 million partially offset the effect of the contraction in the net interest rate spread.

The Company's total interest income (tax equivalent) on earnings assets decreased 11% to $16,747,000 for the first six months of 2003 compared to $18,806,000 for the same period in 2002. The average balance of interest earning assets increased 2% for the first six months of 2003. The average balance of loans for the first six months of 2003 increased 5% to $541.2 million compared to $514.0 million for the same period in 2002. The average yield on loans was 5.81%, a 91 basis point decrease compared to 6.72% for the same period in 2002. Multi-family loans make up 48% of the Company's loan portfolio and increased 13% to $259.5 million compared to $228.4 million for the same period in 2002. The multi-family loan portfolio is comprised of adjustable rate loans with floors and prepayment penalties established upon origination. In April 2003, the Company repurchased $16.5 million of medium-term multi-family loan participations that have an average yield of 7.00%. Loan principal prepayments in the multi-family loan portfolio for the first six months of 2003 totaled 54 loans for a total loan balance of $34.8 million. Loan costs associated with loan prepayments that are accounted for as reduction to interest income amounted to $112,000 for the first six months of 2003. The increased volume of loans partially offset the effect of interest income reduction from falling rates. The average balance of investments decreased $17.5 million for the first six months of 2003. The Company limits its investment purchases to cover collateral requirements for its borrowings and repurchase agreements. The average balance of overnight investments for the first six months of 2003 decreased $5.8 million compared to the same period in 2002 and the first quarter of 2003. The redeployment of funds to higher yielding loans contributed to a higher yield on interest earning assets. Included in equity investments at the holding company are $1.7 million of trust preferred issues with fixed rates ranging from 8.25% to 10.00%.

Total interest expense for the first six months of 2003 decreased 23% to $6,144,000 compared to $$7,998,000. The average balance of interest bearing liabilities for the first six months of 2003 was $511.9 million, relatively the same level compared to $510.4 million for the same period in 2002. The average balance of interest bearing liabilities increased 3% to $442.6 million compared to $431.3 million for the same period in 2002. Money market accounts decreased 26% and certificates of deposit decreased 15%. Savings accounts increased 75% and purchased certificates of deposit increased 27%. Until April 2003, the relationship savings (with related checking accounts) rate was 2.25% while regular savings (with no related checking accounts) rate was 1.75%. The money market index rate declined to an average of 1.11% for the first six months in 2003. The Company believes that money market customers and short-term certificate of deposit account holders shifted their deposits to savings accounts. In April 2003, the Company reduced the relationship savings rate to 1.50% and the regular savings rate to 1.00%. The Company believes that this savings account pricing is still competitive in its market area. The average cost of interest bearing deposits decreased 26% to 2.23%, a 75 basis point decrease compared to 2.98% for the same period in 2002. The average cost of purchased certificates of deposit decreased to 2.70%, a 102 basis point decrease compared to 3.72% for the same period in 2002. The average balance of borrowings for the first six months of 2003 decreased 13% to $69.1 million compared to $79.1 million for the same period in 2002. The average cost of borrowings decreased 12% to 3.49%, a 47 basis point decrease compared to 3.96% for the same period in 2002.

The provision for loan losses was $515,000 for the first six months of 2003 compared to $636,000 for the same period in 2002. The net charge-offs for the first six months of 2003 were $434,000 compared to $533,000 for the same period in 2002. Management believes that the allowance for loan losses at June 30, 2003, was at a level adequate to absorb probable incurred losses on existing loans. However, there can be no assurance that such losses will not exceed estimated amounts.

On a quarterly basis, management of the Company meets to review the adequacy of the Allowance for Loan Losses. Each loan officer grades his or her individual commercial credits and the Company's outsourced loan review function validates the officers' grades. In the event that loan review results in a downgrade of the loan, it is included in the allowance analysis at the lower grade. The grading system is in compliance with the regulatory classifications and the allowance is allocated to the loans based on the regulatory grading, except in instances where there are known differences (i.e. collateral value is nominal, etc.) Once the specific portion of allowance is calculated, management then calculates a historical portion for each loan category based on loan loss history, current economic conditions and trends in the portfolio, including delinquencies and impairments. As a result of this analysis, management believes that the allowance for estimated losses on loans at June 30, 2003 was at a level adequate to absorb probable incurred losses on existing loans, although there can be no assurance that such losses will not exceed the estimated amounts.

LOAN LOSS ALLOWANCE ANALYSIS. The following table sets forth an analysis of the Company's allowance for possible loan losses for the periods indicated.


                                              SIX MONTHS ENDED
                                            JUNE 30,    JUNE 30,
                                              2003        2002
                                           ----------  ----------
                                           (Dollars in Thousands)

Balance at Beginning of Period               $7,039     $6,547
Charge-offs:

  Commercial Loans                                -         20
  Multi-family Loans                              -        159
  Commercial Real Estate Loans                  600        240
  Construction Loans                              -          -
  Commercial/Municipal Leases                    14          -
  Mortgage Loans                                  -         49
  Consumer                                       11         87
                                             ------     ------
  Charge-offs Total                             625        555

Recoveries:

  Commercial Loans                                -         10
  Multi-family Loans                            159          -
  Commercial Real Estate Loans                    -          -
  Construction Loans                              -          -
  Commercial/Municipal Leases                     -          -
  Mortgage Loans                                  -          -
  Consumer                                       29         12
                                             ------     ------
  Recoveries Total                              188         22
                                             ------     ------
  Net Charge-offs                               437        533


Additions Charged to Operations                 515        636
                                             ------     ------
Balance at End of Period                     $7,117     $6,650
                                             ======     ======
Ratio of Net Charge-offs During
  the Period to Average Loans
  Outstanding During the Period                0.08%      0.10%

Ratio of Allowance for Possible
  Loan Losses to Non-performing Loans          1.43x      2.91x


Non-interest income decreased $283,000, or 11%, for the first six months of 2003 compared to the same period in 2002. Loan prepayment fees decreased $373,000. Loan prepayments for the first six months of 2003 totaled 54 loans amounting to $34.8 million compared to 71 loans amounting to $61.6 million for the same period in 2002. Loan charges and servicing fees decreased $47,000. Loan charges decreased $10,000 while servicing fees decreased $37,000. An average of 633 loans were serviced during the first six month of 2003 compared to 986 for the same period in 2002. Mortgage banking fees increased $192,000. Other income decreased $93,000. Included in other income for 2002 were $65,000 representing interest on 1992 and 1993 State of Illinois income tax refunds and a $2,000 loss on sale of OREO. Included in other income for 2003 were

$3,000 representing interest on 1999 and 2000 State of Illinois income tax refunds and a $21,000 loss on sale of OREO.

Non-interest expense decreased $192,000, or 3% for the first six months of 2003 compared to the same period in 2002. REO expenses decreased $249,000.
The average balance of OREO for the first six months of 2003 was $181,000 compared to $1,106,000 for the same period in 2002. Other expenses increased $118,000. Legal expenses increased $126,000 and consulting fees increased $36,000 due to legal and consulting expenses incurred in relation to the proposed acquisition of the Company. Loan related expenses increased $32,000 while deposit related expenses decreased $14,000. General and administrative expenses decreased $51,000. Compensation and benefits increased $45,000. Salary, overtime and temporary help expenses increased $63,000. ESOP expense increased $266,000. An additional payment was made to the ESOP plan when it was thought that the proposed acquisition of the Company would be consummated. Included in ESOP expense was $70,000 of stock price appreciation on the released ESOP shares. Group medical self-insurance decreased $180,000 because the accrual for 2003 is based on estimated average claims, while the accrual for 2002 was based on estimated maximum claims. Taxes and benefits decreased $34,000. Education and training expenses decreased $42,000. Post retirement expenses decreased $30,000, as the plan was frozen in 2002 and benefits will only be provided to current retirees. Occupancy and equipment expenses decreased $34,000 due to planned computer upgrades being placed on hold due to the proposed acquisition of the Company. These expenditures will now be revisited since the acquisition has been terminated. In addition to out-of-pocket expenses incurred by the Company in connection with the terminated merger agreement, the Company also incurred lost opportunity costs associated with the delay in implementing its business strategies and resulting from the disruption of its normal operations. The Company may also incur additional future recruiting and compensation expenses to replace some officers who left the Company, while the merger agreement was pending, for other employment opportunities.

Income tax expense for the first six months of 2003 was $1,912,000 relatively the same level compared to the same period in 2002. The effective tax rate was 38% for the first six months of 2003 compared to 37% for the same period in 2002.



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


                             JUNE 30, 2003

   Change in                                        Percent Change in
 Interest Rates            Percent Change in        MV of Portfolio
  (basis points)          Net Interest Income            Equity
----------------         ---------------------     -------------------
     +200                         +8%                      -7%

     +100                         +4                       -5

        0                          0                        0

     -100                         -2                       +1



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

ITEM 4.      CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of June 30, 2003. Based on that evaluation, the Company's management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company's disclosure controls and procedures were effective. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls.

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

None


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On May 20, 2003, the annual meeting of stockholders was held. James L. Roberts and Frank A. Svoboda, Jr. were elected to serve as Class II directors with terms expiring in 2006. Continuing to serve as Class III directors with terms expiring in 2004 are Gerald T. Niedert and David B. Speer. Continuing to serve as Class I directors with terms expiring in 2005 are George T. Drost and David M. Miller. The stockholders also ratified the appointment of Crowe, Chizek and Company LLC as the Company's independent public accountants for the year ending December 31, 2003.

There were 3,380,861 issued and outstanding shares (4,403,803 issued, less 956,635 shares of treasury stock and 66,307 shares of unallocated ESOP shares) of common stock at the time of the annual meeting. 2,885,957 shares were voted at the meeting. The voting on each item presented at the annual meeting was as follows:

Election of Directors              FOR             WITHHELD
---------------------              ---             --------
James L. Roberts                 2,718,775          167,182
Frank A. Svoboda, Jr.            2,838,050           47,907

Ratification of Accountants
---------------------------
    FOR          AGAINST         ABSTAIN         BROKER NON VOTES
    ---          -------         -------         ----------------
 2,747,451       133,246           5,260               -0-


ITEM 5.  OTHER INFORMATION

None

ITEM 6.  EXHIBITS AND REPORTS

(a) Exhibits

31.1  Certification of Chief Executive Officer Pursuant to
        Rule 13a-14(a)/15d-14(a)

31.2  Certification of Chief Financial Officer Pursuant to
        Rule 13a-14(a)/15d-14(a)

32.1 Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K

A report on Form 8-K was filed on April 29, 2003 to report under Item 5 the Company's earnings for the first quarter of 2003.

A report on Form 8-K was filed on May 14, 2003 to report under Item 5 that regulatory approvals required for the merger were not anticipated by June 30, 2003.

A report on Form 8-K was filed on May 20, 2003 to report under Item 5 the declaration of a regular quarterly dividend.

A report on Form 8-K was filed on July 1, 2003 to report under Item 5 the termination of the merger agreement between the Company and Midwest Banc Holdings, Inc.

                             SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COVEST BANCSHARES, INC.

DATED: JULY 29, 2003


BY:     /s/ JAMES L. ROBERTS
        JAMES L. ROBERTS
        PRESIDENT AND
        CHIEF EXECUTIVE OFFICER


BY:     /s/ PAUL A. LARSEN
        PAUL A. LARSEN
        EXECUTIVE VICE PRESIDENT,
        TREASURER AND
        CHIEF FINANCIAL OFFICER

Exhibit 31.1


I, James L. Roberts, certify that:

1. I have reviewed this quarterly report on Form 10-Q of CoVest Bancshares, Inc.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b) [intentionally omitted]

c) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: July 29, 2003

/S/ JAMES L. ROBERTS
JAMES L. ROBERTS
CHIEF EXECUTIVE OFFICER

Exhibit 31.2


I, Paul A. Larsen, certify that:

1. I have reviewed this quarterly report on Form 10-Q of CoVest Bancshares, Inc.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b) [intentionally omitted]

c) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: July 29, 2003

/S/ PAUL A. LARSEN
PAUL A. LARSEN
CHIEF FINANCIAL OFFICER

Exhibit 32.1

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                 SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of CoVest Bancshares, Inc. (the "Company") on Form 10-Q for the period ending June 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, James
L. Roberts, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.


DATE: JULY 29, 2003

/S/ JAMES L. ROBERTS
JAMES L. ROBERTS
CHIEF EXECUTIVE OFFICER

A signed original of this written statement required by Section 906 has been provided to CoVest Bancshares, Inc. and will be retained by CoVest Bancshares, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.




Exhibit 32.2


                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of CoVest Bancshares, Inc. (the "Company") on Form 10-Q for the period ending June 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Paul
A. Larsen, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.


DATE:  JULY 29, 2003

/S/ PAUL A. LARSEN
PAUL A. LARSEN
CHIEF FINANCIAL OFFICER

A signed original of this written statement required by Section 906 has been provided to CoVest Bancshares, Inc. and will be retained by CoVest Bancshares, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.