Form 10-Q
period 2003-09-30
COVEST BANCSHARES INC
filed 2003-10-28
CIK 885694

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                         ------------------------------

                                   FORM 10-Q

               Quarterly Report Pursuant to Section 13 or 15 (d)
                    of the Securities Exchange Act of 1934


        For the Quarterly Period Ended          Commission File Number
                September 30, 2003                     0-20160

                         ------------------------------

                            COVEST BANCSHARES, INC.
            (Exact name of registrant as specified in its charter)


                 Delaware                           36-3820609
      (State or other jurisdiction       (I.R.S. Employer Identification
            of incorporation or                      Number)
               organization)

           749 Lee Street, Des Plaines, Illinois              60016
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

                    Yes  -----            No  --X--


As of October 28, 2003, the Registrant had issued 4,403,803 shares of the Registrant's Common Stock. In addition, it had also repurchased 955,478 shares, which were being held as treasury stock and 66,307 shares, which were being held as unallocated ESOP shares.


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










PART 1.   FINANCIAL INFORMATION
Item 1.   Consolidated Financial Statements
          (Unaudited)


COVEST BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Unaudited)

(Dollars in thousands, except
 per share data)

                                            SEPT 30, 2003        DEC 31, 2002
ASSETS                                      -------------        ------------
------------

CASH ON HAND AND IN BANKS                        $ 11,557            $  7,562

INTEREST BEARING DEPOSITS                              51                  17
                                                 --------            --------
   CASH AND CASH EQUIVALENTS                       11,608               7,579

SECURITIES:
   Securities Available-for-Sale                   32,419              41,489
   Federal Home Loan Bank and
      Federal Reserve Bank Stock                    8,120               7,681
                                                 --------            --------
TOTAL SECURITIES                                   40,539              49,170

LOANS RECEIVABLE:
   Commercial Loans                                53,750              56,799
   Multi-Family Loans                             283,900             252,766
   Commercial Real Estate Loans                    72,843              84,607
   Construction Loans                              55,045              54,404
   Commercial Leases                                  173                 522
   Mortgage Loans                                  49,676              54,037
   Consumer Loans                                  31,243              37,902
   Mortgage Loans Held for Sale                       712               1,026
                                                 --------            --------
      TOTAL LOANS RECEIVABLE                      547,342             542,063
   Allowance for Loan Losses                     (  7,118)            ( 7,039)
                                                 --------            --------
LOANS RECEIVABLE, NET                             540,224             535,024

ACCRUED INTEREST RECEIVABLE                         2,239               2,639
PREMISES AND EQUIPMENT                              8,224               8,824
OTHER REAL ESTATE OWNED                             2,200                 661
GOODWILL                                              958               1,084
MORTGAGE SERVICING RIGHTS                              66                 128
OTHER ASSETS                                        3,079               3,812
                                                 --------            --------
TOTAL ASSETS                                     $609,137            $608,921
                                                 ========            ========




See accompanying notes to unaudited consolidated financial statements




COVEST BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (Continued)
(Unaudited)

(Dollars in thousands, except per share data)

                                            SEPT 30, 2003        DEC 31, 2002
                                            -------------        ------------
LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
LIABILITIES:
   Deposits:
      Non-Interest Bearing                       $ 36,609            $ 33,700
      Interest Bearing Checking                    41,254              34,836
      Savings Accounts                            121,864              94,885
      Money Market Accounts                        67,376              85,372
      Certificates of Deposit                     131,846             155,988
      Jumbo CDs                                     1,530               1,880
      Purchased CDs                                70,030              66,946
                                                  -------             -------
                                                  470,509             473,607
   Short-Term Borrowings and Securities
      Sold U/A to Repurchase                       46,087              47,370
   Long-Term Advances from Federal
      Home Loan Bank                               33,000              27,000
   Advances from Borrowers for Taxes and
      Insurance                                     3,232               5,587
   Accrued Expenses and Other Liabilities           4,810               6,771
                                                  -------             -------
TOTAL LIABILITIES                                 557,638             560,335

STOCKHOLDERS' EQUITY:
   Common Stock, par value $.01 per share;
      7,500,000 authorized shares; 4,403,803
      shares issued at 9/30/03 and 12/31/02
      respectively                                     44                  44
   Additional Paid-in Capital                      19,174              18,831
   Retained Earnings                               50,913              46,838
   Treasury Stock, 955,478 shares and
      923,422 shares, held at cost at 9/30/03
      and 12/31/02, respectively                  (18,061)            (16,603)
   Unearned ESOP shares                              (944)             (1,202)
   Accumulated Other Comprehensive Income             373                 678
                                                 --------            --------
TOTAL STOCKHOLDERS' EQUITY                         51,499              48,586
                                                 --------            --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY       $609,137            $608,921
                                                 ========            ========




See accompanying notes to unaudited consolidated financial statements







COVEST BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Unaudited)
(Dollars in thousands, except per share data)

                                              THREE MONTHS ENDED   NINE MONTHS ENDED
                                               SEPT 30,  SEPT 30,  SEPT 30,  SEPT 30,
                                                 2003      2002      2003      2002
INTEREST INCOME                                -------   -------   -------   -------
   Loans and Leases Receivable                 $ 7,557   $ 8,114   $23,283   $25,396
   Mortgage-Backed and Related Securities            -        43         -       157
   Taxable Securities                              230       535       791     1,442
   Tax Exempt Securities                            36        55       125       181
   Other Interest and Dividend Income              173       155       497       467
                                               -------   -------   -------   -------
   Total Interest Income                         7,996     8,902    24,696    27,643
INTEREST EXPENSE
   Deposits                                      2,171     3,066     7,108     9,499
   Advances from Federal Home Loan Bank            551       697     1,663     2,112
   Other Borrowed Funds                             43        52       137       202
                                               -------   -------   -------   -------
   Total Interest Expense                        2,765     3,815     8,908    11,813
                                               -------   -------   -------   -------
NET INTEREST INCOME                              5,231     5,087    15,788    15,830
   Provision for Loan Losses                       161       217       676       853
                                               -------   -------   -------   -------
NET INTEREST INCOME AFTER PROVISION FOR
   LOAN LOSSES                                   5,070     4,870    15,112    14,977
NON-INTEREST INCOME
   Loan Charges and Servicing Fees                 236       248       630       689
   Loan Prepayment Fees                            234       258       817     1,213
   Mortgage Banking Fees                           318       205       778       473
   Deposit Related Charges and Fees                332       308       975       915
   Gain on Sale of Securities/Loans                  -        39        50       113
   Insurance and Annuity Commissions                14        24        62        47
   Other                                            91        64       119       185
                                               -------   -------   -------   -------
   Total Non-Interest Income                     1,225     1,146     3,431     3,635
NON-INTEREST EXPENSE
   Compensation and Benefits                     1,751     1,570     5,533     5,306
   Commissions and Incentives                      213       204       502       542
   Occupancy and Equipment                         435       501     1,358     1,458
   Federal Deposit Insurance Premium                20        19        58        60
   Data Processing                                 290       282       863       808
   Advertising                                     215       212       576       622
   Other Real Estate Owned                           -         5        24       278
   Amortization of Goodwill                         41        51       125       154
   Amortization of Mortgage Servicing Rights        19        20        62        65
   Other                                           522       462     1,604     1,425
                                               -------   -------   -------   -------
   Total Non-Interest Expense                    3,506     3,326    10,705    10,718
                                               -------   -------   -------   -------
INCOME BEFORE INCOME TAXES                       2,789     2,690     7,838     7,894
Income Tax Provision                            (1,019)     (982)   (2,931)   (2,893)
                                               -------   -------   -------   -------
NET INCOME                                     $ 1,770   $ 1,708   $ 4,907   $ 5,001
                                               =======   =======   =======   =======
Basic Earnings per Share                         $0.52     $0.50     $1.45     $1.46
Diluted Earnings per Share                       $0.50     $0.48     $1.37     $1.39

Total Comprehensive Income                     $ 1,482   $ 1,567   $ 4,602   $ 5,014

See accompanying notes to unaudited consolidated financial statements

COVEST BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in thousands)                                   NINE MONTHS ENDED
                                                        SEPT 30,    SEPT 30,
                                                         2003        2002
OPERATING ACTVITIES                                    --------    ---------
   Net Income                                          $ 4,907      $ 5,001
   Adjustments to Reconcile Net Income to
    Net Cash from Operating Activities
   Depreciation and Amortization of
        Premises and Equipment                             637          681
   Amortization of Intangibles                             188            -
   ESOP Compensation Expense                               328           50
   Provision for Loan Losses                               676          853
   Net Gain on Sales of
        Securities/Loans                                   (50)        (113)
   Net Loss on Sales of Other Real Estate Owned             27            -
   Federal Home Loan Bank Stock Dividend                  (351)        (272)
   Change In:
     Prepaid Expenses and Other Assets                     733         (717)
     Accrued Interest Receivable                           400          242
     Accrued Expenses and Other Liabilities             (1,475)       1,748
                                                     ---------    ---------
NET CASH FROM OPERATING ACTIVITIES                       6,020        7,473

CASH FLOWS FROM INVESTING ACTIVITIES
   Loan Originations, Net of Principal
     Payments                                           (8,076)     (22,173)
   Proceeds from Sale of Loans                               -       20,083
   Principal Payments on Mortgage-Backed
     and Related Securities                                  -        1,306
   Purchases of Securities                             (29,241)     (35,842)
   Proceeds from Sales and Maturities
     of Securities                                      37,665       26,112
   Proceeds from the Sale of Other Real
     Estate Owned                                          634            -
   Purchase of Office Properties and
     Equipment                                             (37)        (250)
                                                     ---------    ---------
NET CASH FROM INVESTING ACTIVITIES                         945      (10,764)

CASH FLOWS FROM FINANCING ACTIVITIES
   Net Increase/(Decrease) in Deposits                  (3,098)       6,940
   Borrowings                                            6,000        1,463
   Repayment of Borrowings                              (1,283)           -
   Net Increase/(Decrease) in Mortgage
     Escrow Funds                                       (2,355)       3,050
   Purchase of Common Stock Net of Proceeds
     from Exercise of Stock Options                     (1,368)      (2,590)
   Dividend Paid                                          (832)        (841)
                                                     ---------    ---------
NET CASH FROM FINANCING ACTIVITIES                      (2,936)       8,022
                                                     ---------    ---------
NET INCREASE IN CASH AND CASH EQUIVALENTS                4,029        4,731

CASH AND CASH EQUIVALENTS, BEGINNING                     7,579        6,573
                                                     ---------    ---------
CASH AND CASH EQUIVALENTS, ENDING                      $11,608      $11,304
                                                     =========    =========

See accompanying notes to unaudited consolidated financial statements

COVEST BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(Unaudited)
(Dollars in thousands)

Nine months ended September 30, 2003 and 2002

                                      COMMON
	                             STOCK AND                                      ACCUMULATED
                                    ADDITIONAL                            UNEARNED  OTHER
                                      PAID-IN      RETAINED   TREASURY    ESOP      COMPREHENSIVE
                                      CAPITAL      EARNINGS    STOCK      SHARES    INCOME/(LOSS)   TOTAL
----------------------------------------------------------------------------------------------------------
Balance at December 31, 2001          $17,312       $41,360  ($14,290)        -        $769       $45,151

Net Income                                            5,001                                         5,001

Change in Unrealized Gain on
  Securities Available-for-Sale,
  Net of Taxes                                                                           13            13
                                                                                                  -------
       Comprehensive Income                                                                         5,014

Cash Dividends ($.24 per share)                        (841)                                         (841)

Purchase of Treasury Stock                                     (5,381)                             (5,381)

Treasury Stock Reissued in
  Conjunction with Stock Option
  Exercises and ESOP Plan                 355                   3,936     (1,500)                   2,791

Release of ESOP shares                                                        50                       50

Tax Benefits Related to Employee
  Stock Option Plans                      703                                                         703
-----------------------------------------------------------------------------------------------------------

Balance at September 30, 2002         $18,370       $45,520  ($15,735)   ($1,450)      $782       $47,487
===========================================================================================================

Balance at December 31, 2002          $18,875       $46,838  ($16,603)   ($1,202)      $678       $48,586

Net Income                                            4,907                                         4,907

Change in Unrealized Gain on
  Securities Available-for-Sale,
  Net of Taxes                                                                         (305)         (305)
                                                                                                    -----
       Comprehensive Income                                                                         4,602

Cash Dividends ($.24 per share)                        (832)                                         (832)

Purchase of Treasury Stock                                     (1,921)                             (1,921)

Treasury Stock Reissued in
  Conjunction with Stock Option
  Exercises                                90                     463                                 553

Release of ESOP Shares                     70                                258                      328

Tax Benefits related to Employee
  Stock Option Plans                      183                                                         183
----------------------------------------------------------------------------------------------------------

Balance at September 30, 2003         $19,218       $50,913  ($18,061)     ($944)      $373       $51,499
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

                                                               THREE MONTHS ENDED
                                     -------------------------------------------------------------------
                                                SEPT 30, 2003                    SEPT 30, 2002
                                     --------------------------------- ---------------------------------
                                        AVERAGE                AVERAGE    AVERAGE             AVERAGE
                                        BALANCE   INTEREST   YIELD/COST   BALANCE  INTEREST  YIELD/COST
                                       --------   --------   ----------   -------  --------  ----------
INTEREST EARNING ASSETS:
  Commercial Loans(A)(B)               $ 54,516    $   650      4.77%    $ 52,789   $   784     5.94%
  Multi-Family Loans(A)(B)              274,334      3,674      5.36      223,746     3,500     6.26
  Commercial Real Estate Loans(A)(B)     75,878      1,048      5.52       77,859     1,220     6.27
  Construction Loans(A)(B)               56,503        827      5.85       50,908       891     7.00
  Commercial Leases(B)                      207          4      7.73          966        13     5.38
  Mortgage Loans(A)(B)                   51,955        891      6.86       55,483     1,017     7.33
  Consumer Loans (A)                     32,599        462      5.67       41,701       689     6.61
  Securities                             27,173        284      4.18       50,230       618     4.92
  Mortgage-Backed and Related
    Securities                                -          -         -        2,355        43     7.30
  Equity Investments                     10,231        168      6.57        9,533       128     5.37
  Other Investments                       2,243          5      0.89        6,802        27     1.59
                                       --------    -------      ----     --------   -------     ----
Total Interest-Earning Assets          $585,639    $ 8,013      5.47%    $572,372   $ 8,930     6.24%
Non-Interest Earning Assets              19,945                            20,659
                                       --------                          --------
  TOTAL ASSETS                         $605,584                          $593,031
                                       ========                          ========
INTEREST-BEARING LIABILITIES:
  Interest-Bearing Checking            $ 40,450    $   131      1.30%    $ 32,031   $   107     1.32%
  Savings                               121,401        433      1.43       80,274       505     2.52
  Money Market                           71,920        191      1.06       95,950       402     1.68
  Certificates of Deposits              134,669        933      2.77      168,651     1,560     3.70
  Jumbo CDs                               1,529          5      1.31        2,197        12     2.18
  Purchased CDs                          76,356        478      2.50       49,687       481     3.87
  FHLB Advances                          46,630        551      4.73       61,065       697     4.57
  Other Borrowed Funds                   12,679         43      1.33        9,079        52     2.29
                                      ---------    -------      ----     --------   -------     ----
Total Interest-Bearing Liabilities     $505,634    $ 2,765      2.19%    $498,934   $ 3,815     3.06%
Non-Interest Bearing Deposits            37,468                            33,282
Other Liabilities                        11,705                            13,960
                                      ---------                          --------
TOTAL LIABILITIES                      $554,807                          $546,176

Stockholders' Equity                     50,777                            46,855
                                       --------                          --------
TOTAL LIABILITIES AND
   STOCKHOLDERS' EQUITY                $605,584                          $593,031
                                       ========                          ========
NET INTEREST INCOME (Tax Equivalent)               $ 5,248                          $ 5,115
                                                   =======                          =======
NET INTEREST RATE SPREAD (C)                                    3.28%                           3.18%
                                                                ====                            ====
NET INTEREST MARGIN (D)                                         3.59%                           3.58%
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

                                                                NINE MONTHS ENDED
                                     -------------------------------------------------------------------
                                                SEPT 30, 2003                    SEPT 30, 2002
                                     --------------------------------- ---------------------------------
                                        AVERAGE                AVERAGE    AVERAGE             AVERAGE
                                        BALANCE   INTEREST   YIELD/COST   BALANCE  INTEREST  YIELD/COST
                                       --------   --------   ----------   -------  --------  ----------
INTEREST EARNING ASSETS:
  Commercial Loans(A)(B)               $ 54,227    $ 2,051      5.04%    $ 52,179   $ 2,321     5.93%
  Multi-Family Loans(A)(B)              264,493     10,932      5.51      226,853    10,785     6.34
  Commercial Real Estate Loans(A)(B)     80,739      3,528      5.83       79,323     4,128     6.94
  Construction Loans(A)(B)               55,093      2,423      5.86       51,352     2,785     7.23
  Commercial Leases(B)                      317         14      5.89        1,286        57     5.91
  Mortgage Loans(A)(B)                   53,303      2,810      7.03       56,152     3,147     7.47
  Consumer Loans (A)                     34,663      1,525      5.87       43,305     2,174     6.69
  Securities                             31,558        979      4.14       45,671     1,716     5.01
  Mortgage-Backed and Related
    Securities                                -          -         -        2,857       157     7.33
  Equity Investments                     10,013        471      6.27        9,357       366     5.22
  Other Investments                       3,373         26      1.03        8,519       101     1.60
                                       --------    -------      ----     --------   -------     ----
Total Interest-Earning Assets          $587,779    $24,759      5.62%    $576,854   $27,737     6.41%
Non-Interest Earning Assets              19,469                            19,628
                                       --------                          --------
  TOTAL ASSETS                         $607,248                          $596,482
                                       ========                          ========

INTEREST-BEARING LIABILITIES:
  Interest-Bearing Checking            $ 37,268    $   358      1.28%    $ 30,591   $   304     1.33%
  Savings                               115,256      1,399      1.62       69,474     1,299     2.49
  Money Market                           75,887        647      1.14      102,023     1,307     1.71
  Certificates of Deposits              141,170      3,251      3.07      169,728     4,975     3.91
  Jumbo CDs                               1,743         21      1.61        4,961        96     2.58
  Purchased CDs                          72,558      1,433      2.63       53,658     1,518     3.77
  FHLB Advances                          52,777      1,662      4.20       64,396     2,112     4.37
  Other Borrowed Funds                   13,050        137      1.40       11,684       202     2.31
                                      ---------    -------      ----     --------   -------     ----
Total Interest-Bearing Liabilities     $509,709    $ 8,908      2.33%    $506,515   $11,813     3.11%
Non-Interest Bearing Deposits            36,107                            32,135
Other Liabilities                        11,712                            11,671
                                      ---------                          --------
TOTAL LIABILITIES                      $557,529                          $550,321

Stockholders' Equity                     49,719                            46,161
                                       --------                          --------
TOTAL LIABILITIES AND
   STOCKHOLDERS' EQUITY                $607,248                          $596,482
                                       ========                          ========

NET INTEREST INCOME (Tax Equivalent)               $15,851                          $15,924
                                                   =======                          =======
NET INTEREST RATE SPREAD (C)                                    3.29%                           3.30%
                                                                ====                            ====
NET INTEREST MARGIN (D)                                         3.60%                           3.68%
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

The results of operations and other data for the three-month and nine-month periods ended September 30, 2003 are not necessarily indicative of results that may be expected for the entire year ending December 31, 2003.

In the opinion of management, the unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial information of CoVest Bancshares, Inc. (the "Company"), including its wholly owned subsidiary, CoVest Banc (the "Bank").

Certain amounts in prior consolidated financial statements have been reclassified to conform to the September 30, 2003 presentation.


(2) Nature of Operations

The Company is a bank holding company organized under the laws of the state of Delaware. It provides a full line of financial services to customers within six counties in northeast Illinois from its three branch locations.

A reconciliation of the numerators and denominators for earnings per common share for the three month periods ended September 30, 2003 and 2002 are presented below: (dollars and shares in thousands)


                                        Three Months Ended September 30,
                                        -------------------------------
                                               2003            2002
                                               ----            ----
Earnings per share:
  Net Income                                 $1,770          $1,708
                                             ======          ======
  Weighted average common shares
    outstanding                               3,384           3,407
                                              =====           =====
  Basic earnings per share                    $0.52           $0.50
                                              =====           =====

Earnings per share assuming dilution:
  Net Income                                 $1,770          $1,708
                                             ======          ======
  Weighted average common shares
    outstanding                               3,384           3,407

  Add: dilutive effect of assumed
         exercise of stock options              182             154
                                              -----           -----
  Weighted average common and dilutive
    potential common shares outstanding       3,566           3,561
                                              =====           =====
  Diluted earnings per share                  $0.50           $0.48
                                              =====           =====

A reconciliation of the numerators and denominators for earnings per common share for the nine month periods ended September 30, 2003 and 2002 are presented below: (dollars and shares in thousands)


                                          Nine Months Ended September 30,
                                          ------------------------------
                                               2003            2002
                                               ----            ----
Earnings per share:
  Net Income                                 $4,907          $5,001
                                             ======          ======
  Weighted average common shares
    outstanding                               3,389           3,429
                                              =====           =====
  Basic earnings per share                    $1.45           $1.46
                                              =====           =====

Earnings per share assuming dilution:
  Net Income                                 $4,907          $5,001
                                             ======          ======
  Weighted average common shares
    outstanding                               3,389           3,429

  Add: dilutive effect of assumed
         exercise of stock options              190             161
                                              -----           -----
  Weighted average common and dilutive
    potential common shares outstanding       3,579           3,590
                                              =====           =====
  Diluted earnings per share                  $1.37           $1.39
                                              =====           =====


For the three months and nine months ended September 30, 2003 and 2002 respectively, no options to purchase shares were excluded in the computation of diluted earnings per share because all of the options' exercise prices were lower than the average market price of the common stock.



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

                                         Three Months Ended  Nine Months Ended
                                             2003    2002      2003    2002
                                             ----    ----      ----    ----
Net income as reported                     $1,770  $1,708    $4,907  $5,001
Deduct: Stock-based compensation expense
 determined under fair value based method      18      23        66     175
                                           ------  ------    ------  ------
Pro forma net income                       $1,752  $1,685    $4,841  $4,826
                                           ======  ======    ======  ======

Basic earnings per share as reported       $ 0.52  $ 0.50    $ 1.45  $ 1.46
Pro forma basic earnings per share           0.52    0.49      1.43    1.41

Diluted earnings per share as reported     $ 0.50  $ 0.48    $ 1.37  $ 1.39
Pro forma diluted earnings per share         0.49    0.47      1.35    1.34


(4) Stock Repurchase Program

The following table summarizes the Company's stock repurchase programs.

                                                          Average
                   Date         Date       # of Shares   Price per
    Program#    Announced    Completed    Repurchased      Share
    --------    ---------    ---------    -----------    ---------
      26th       3/7/03            -         43,946        $26.74

The Company announced its 26th stock repurchase program on March 7, 2003, enabling the Company to repurchase 100,000 shares of its outstanding common stock. In the ordinary course of business, the Company repurchased 30,421 shares in the third quarter of 2003 at an average price of $26.18 related to employee benefit plans.


(5) Cash Dividend

The regular quarterly dividend for the third quarter of 2003 was paid at $.08 per share. The same quarterly dividend was paid for the third quarter of 2002.



(6) Regulatory Capital Requirements

Pursuant to the Financial Institutions Reform, Recovery and Enforcement Act of 1989 ("FIRREA"), as implemented by regulations promulgated by the Office of the Comptroller of the Currency (the "OCC"), national banks must meet three separate minimum capital requirements. The following table summarizes, as of September 30, 2003, the Company's and Bank's capital requirements under FIRREA and their actual capital ratios. As of September 30, 2003, the Company and the Bank exceeded all current minimum and well capitalized regulatory capital requirements.


                                                               To Be Well
                                                            Capitalized Under
                                           For Capital      Prompt Corrective
                                Actual    Adequacy Purpose    Action Provisions
SEPT 30, 2003              Amount  Ratio   Amount Ratio      Amount   Ratio
==============              ------  ------  ------ ------     ------   -----
                                        (Dollars in Thousands)
Total Capital
(to Risk Weighted Assets)
   Company                   $55.5  13.3%    $33.4  8.0%       $41.7    10.0%
   Bank                       52.5  12.6      33.3  8.0         41.6    10.0
Tier I Capital
(to Risk Weighted Assets)
   Company                   $50.1  12.0%    $16.7  4.0%       $25.0     6.0%
   Bank                       47.3  11.3      16.7  4.0         25.0     6.0
Tier I Capital
(to Average Assets)
   Company                   $50.1   8.3%    $24.2  4.0%       $30.3     5.0%
   Bank                       47.3   7.8      24.1  4.0         30.1     5.0

Risk Weighted Assets (Company)  $416,960
Average Assets (Company)         605,584
Risk Weighted Assets (Bank)      416,487
Average Assets (Bank)            602,121

                                                                To Be Well
                                                             Capitalized Under
                                            For Capital      Prompt Corrective
                                Actual    Adequacy Purpose    Action Provisions
SEPT 30, 2002               Amount  Ratio   Amount Ratio      Amount   Ratio
==============              ------  ------  ------ ------     ------   -----
                                        (Dollars in Thousands)
Total Capital
(to Risk Weighted Assets)
   Company                   $50.8  12.2%    $33.4  8.0%       $41.8    10.0%
   Bank                       49.8  11.9      33.4  8.0         41.7    10.0
Tier I Capital
(to Risk Weighted Assets)
   Company                   $45.5  10.9%    $16.7  4.0%       $25.1     6.0%
   Bank                       44.5  10.7      16.7  4.0         25.0     6.0
Tier I Capital
(to Average Assets)
   Company                   $45.5   7.7%    $23.7  4.0%       $29.7     5.0%
   Bank                       44.5   7.5      23.6  4.0         29.5     5.0

Risk Weighted Assets (Company)  $417,586
Average Assets (Company)         593,031
Risk Weighted Assets (Bank)      417,041
Average Assets (Bank)            589,554

(7) Proposed Merger

First Midwest Bancorp, Inc. and the Company jointly announced on September 11, 2003 the execution of a definitive agreement for First Midwest to acquire the Company. The merger is expected to be completed in the fourth quarter of 2003, subject to customary closing conditions, including regulatory approvals and approval by the Company's stockholders.

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

In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46, "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51". This Interpretation provides new guidance for the consolidation of variable interest entities (VIEs) and requires such entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risk among parties involved. The Interpretation also adds disclosure requirements for investors that are involved with unconsolidated VIEs. The consolidation requirements apply immediately to VIEs created after January 31, 2003 and are effective for the first fiscal year or interim period beginning after September 15, 2003 for VIEs acquired before February 1, 2003. The adoption of this interpretation is not expected have a significant impact on the Company's financial condition of results of operations.


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


FINANCIAL CONDITION
-------------------
Total assets were $609.1 million as of September 30, 2003, compared to $608.9 million at December 31, 2002. Total liabilities remained relatively constant at $557.6 million as of September 30, 2003, compared to $560.3 million at December 31, 2002. Stockholders' equity increased 6% to $51.5 million as of September 30, 2003, compared to $48.6 million at December 31, 2002.

Cash and cash equivalents increased 53% to $11.6 million at September 30, 2003 from $7.6 million at December 31, 2002. The increase resulted from an increase in cash in banks to cover higher reserves and compensating balances.

Securities decreased 18% to $40.5 million as of September 30, 2003 from $49.2 million at December 31, 2002. In this low rate environment, the Company has tried to limit its investment security purchases to cover collateral requirements for its borrowings and repurchase agreements.

Net loans receivable increased 1% to $540.2 million as of September 30, 2003, compared to $535.0 million at December 31, 2002. The multi-family loan portfolio increased 12% to $283.9 million as of September 30, 2003, compared to $252.7 million at December 31, 2002. The Company repurchased $16.5 million of previously participated multi-family loans in April 2003. The multi-family loan portfolio is comprised of adjustable rate loans indexed to prime, the 91-day Treasury bill rate, and 1 year, 3 year and 5 year Treasury notes. The loans have floors and prepayment penalties established upon origination. The loan principal prepayments in the multi-family loan portfolio amounted to $48.2 million for the first nine months of 2003. Construction loans increased 1% to $55.0 million as of September 30, 2003, compared to $54.4 million at December 31, 2002. The increase in construction loans represented draws on previously approved commitments. The increases in multi-family loans and construction loans were offset by decreases in commercial loans by 5%, commercial real estate loans by 14%, mortgage loans by 8% and consumer loans by 18%. In the consumer loan portfolio, auto loans decreased 40% to $4.4 million as of September 30, 2003, compared to $7.3 million at December 31, 2002. Automobile manufacturers' low percentage rate loans continue to impact the new loan fundings.

Total deposits decreased 1% to $470.5 million as of September 30, 2003, compared to $473.6 million at December 31, 2002. Non-interest bearing checking accounts increased 9% to $36.6 million as of September 30, 2003, compared to $33.7 million as of December 31, 2002. Interest-bearing checking accounts increased 18% to $41.2 million as of September 30, 2003, compared to $34.8 million at December 31, 2002. Savings accounts increased 28% to $121.9 million as of September 30, 2003, compared to $94.9 million at December 31, 2002. In April 2003, the Company reduced its regular savings (with no related checking account) account rate from 1.75% to 1.00% and its relationship savings (with related checking account) account rate from 2.25% to 1.50%. The relationship savings accounts totaled $95.5 million at September 30, 2003, compared to $97.7 million at March 31, 2003. The Company believes that the savings account pricing is still very competitive in its market area. Money market accounts decreased 21% to $67.3 million as of September 30, 2003, compared to $85.4 million at December 31, 2002. The Company believes that the decrease in the average weekly money market account index rate to 1.06% caused the decrease in the accounts. The floor rate for money market accounts has been 1.00% since January 30, 2003. Certificates of deposit decreased 15% to $131.8 million as of September 30, 2003, compared to $156.0 million at December 31, 2002. Purchased certificates of deposit increased 5% to $70.0 million as of September 30, 2003, compared to $66.9 million at December 31, 2002. The Company uses brokered certificates primarily to extend the length of deposit maturities. A total of $11.1 million in brokered certificates of deposit with an average rate of 1.71% was purchased in the second quarter of 2003. There were no purchases of brokered deposits in the third quarter of 2003.

Total borrowings increased 6% to $79.1 million as of September 30, 2003, compared to $74.3 million at December 31, 2002. Short-term borrowings decreased 3% to $46.1 million as of September 30, 2003, compared to $47.4 million at December 31, 2002. At September 30, 2003, the Company had purchased $26.0 million of overnight borrowings. Long-term borrowings increased 22% to $33.0 million as of September 30, 2003, compared to $27.0 million at December 31, 2002. The Company entered into two FHLB fixed term advances for $3.0 million each, at a cost of 2.06% with a 3-year term, and 2.77% with a 5-year term during the second quarter of 2003.

Stockholders' equity totaled $51.5 million at September 30, 2003, compared to $48.6 million at December 31, 2002. The number of shares outstanding excluding unallocated Employee Stock Ownership Plan shares was 3,382,018 and the book value per common share outstanding was $15.23, a 12% increase over $13.62 book value at December 31, 2002.

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

The Company announced its 26th stock repurchase program in March 7, 2003, enabling the Company to repurchase 100,000 shares of its outstanding stock. A total of 43,946 shares were repurchased at an average price of $26.74 through October 28, 2003.

At September 30, 2003, the allowance for loan losses was $7.1 million, compared to $7.0 million at December 31, 2002. The Company recognized net charge-offs of $596,000 for the nine months ended September 30, 2003. During this period, the Company recorded a $159,000 recovery on a multi-family loan which is currently in non accrual status. In June 2002, $159,000 was charged off on this loan. The loan will remain in non-accrual status pending a continuing overall improvement in the outstanding credit. The Company provided $676,000 to the allowance for loan losses for the nine months ended September 30, 2003. The ratio of the allowance for loan losses to outstanding loans at September 30, 2003 was 1.30%, the same level as at December 31, 2002. Management believes that the allowance for loan losses at September 30, 2003 was at a level adequate to absorb probable incurred losses on existing loans. However, there can be no assurance that such losses will not exceed estimated amounts.

At September 30, 2003, total non-performing loans amounted to $2,591,000, or 0.48% of net loans, compared to $5,967,000, or 1.12% of net loans at December 31, 2002. The ratio of non-performing loans to total assets was 0.79% at September 30, 2003, compared to 0.98% at December 31, 2002. The $3,016,000 commercial real estate loans in non-accrual status at December 31, 2002 were to related borrowers. $617,000 of this amount was charged-off in 2003, with the remaining amount on this credit relationship being transferred to other real estate owned and other assets when title was obtained. The $1,503,000 of non-performing multi-family loans consists of $276,000 of loans to related borrowers and loans of $191,000 and $1,036,000, respectively. The $1,036,000 loan was originally for $1,426,000 and $159,000 of this loan was charged off prior to its move to non-accrual status in June 2002. In June 2003, this loan was upgraded and the $159,000 that had been charged off was reversed and booked as recovery, with an increase in the balance of the loan to $1,036,000. The Company considered these loans in the September 30, 2003 analysis for allowance for loan losses. As of September 30, 2003, loans delinquent 90 days or more and still accruing amounted to $297,000. The $1,416,000 of commercial loans and $38,000 of consumer loans delinquent 90 days or more and still accruing at December 31, 2002 have been made current. The $14,000 that was commercial lease loan delinquent 90 days or more and still accruing at December 31, 2002 was charged-off in the first quarter.

The $661,000 other real estate owned at December 31, 2002 was sold in February 2003. The Company incurred $57,000 of expenses and a loss on the sale was $27,000, which was included as a reduction to other income. As indicated above, the Company transferred two non-accrual commercial real estate loans to related borrowers totaling $2,200,000 to other real estate owned in September when title was obtained.

Along with other financial institutions, management shares a concern for the outlook of the economy for the remainder of 2003 and beyond. A slowdown in economic activity has severely impacted several major industries as well as the economy as a whole. Even though there are numerous indications of emerging strength, it is not certain that this strength is sustainable. In addition, consumer confidence may be negatively impacted by the decline in equity prices. These events could still adversely affect cash flows for both commercial and individual borrowers, as a result of which, the Company could experience increases in problem assets, delinquencies and losses on loans.



The following table sets forth the amounts and categories of non-performing loans and assets.

                                     SEPT 30, 2003     DEC 31, 2002
                                     -------------     ------------
                                            (Dollars in Thousands)
Non-accruing Loans:
  Commercial Loans                          $  262          $     -
  Multi-family Loans                             -              918
  Commercial Real Estate Loans               1,503            3,016
  Construction Loans                             -                -
  Commercial Leases                              -                -
  Mortgage Loans                               410              530
  Consumer                                     119               35
                                            ------           ------
  Total                                      2,294            4,499

Accruing Loans Delinquent 90 days or More:
  Commercial Loans                          $  286          $ 1,416
  Multi-family Loans                             -                -
  Commercial Real Estate Loans                   -                -
  Construction Loans                             -                -
  Commercial Leases                              8               14
  Mortgage Loans                                 3                -
  Consumer                                       -               38
                                            ------           ------
  Total                                        297            1,468
                                            ------           ------
      Total Non-performing Loans            $2,591           $5,967


Other Real Estate Owned                      2,200              661
Other Repossessed Assets                         -                -
                                            ------           ------
      Total Non-performing Assets           $4,791           $6,628
                                            ======           ======
Total Non-performing Loans as
  a Percentage of Net Loans                   0.48%            1.12%
                                              ====             ====
Total Non-performing Assets as
  a Percentage of Total Assets                0.79%            1.09%
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

The Company's cash flows are a result of three principal activities: operating activities, investing activities and financing activities. Net cash provided by operating activities was $6.0 million for the nine months ended September 30, 2003. Net cash provided by investing activities was $0.9 million for the nine months ended September 30, 2003. Net cash provided by financing activities was $2.9 million for the nine months ended September 30, 2003.

The Company uses its liquidity to meet its ongoing commitments to fund maturing certificates of deposit and deposit withdrawals, repay borrowings, fund existing and continuing loan commitments, and pay operating expenses. At September 30, 2003, the Company has commitments to originate loans totaling $30.1 million and its customers had approved but unused lines of credit totaling $48.1 million. The Company considers its liquidity and capital resources to be adequate to meet its foreseeable short and long-term needs. The Company expects to be able to fund or refinance, on a timely basis, its material commitments and long-term liabilities.

SELECTED RATIOS
---------------
                                        THREE MONTHS ENDED   NINE MONTHS ENDED
                                          SEPT 30, SEPT 30,   SEPT 30, SEPT 30,
                                             2003     2002       2003     2002
                                          -------  -------    -------  -------
Annualized Return on Avg. Equity            13.94%   14.58%     13.16%   14.45%
Annualized Return on Avg. Assets             1.17     1.15       1.08     1.12
Book Value per Share                       $15.23   $13.97     $15.23   $13.97
Closing Market Price per Share             $27.41   $21.00     $27.41   $21.00

Earnings per Primary Share:
   Basic                                    $0.52    $0.50      $1.45    $1.46
   Diluted                                  $0.50    $0.48      $1.37    $1.39

Net Interest Margin                          3.59%    3.58%      3.60%    3.68%
Ratio of Operating Expense to
   Average Total Assets, Annualized          2.32%    2.24%      2.35%    2.40%
Ratio of Net Interest Income to
   Non-Interest Expense                      1.49x    1.53x      1.47x    1.48x




RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
-----------------------------------------------------------------------------
Net income for the third quarter of 2003 was $1,770,000, up 4% over $1,708,000 for the same period in 2002, and up 4% over $1,707,000 for the second quarter of 2003. Basic earnings per share were $0.52, a 4% increase, compared to $0.50 for the same period in 2002. Diluted earnings per share were $0.50, a 4% increase, compared to $0.48 for the same period in 2002.

Return on average equity and return on average assets for the third quarter of 2003 were 13.94% and 1.17%, respectively, compared to 14.58% and 1.15% for the same quarter in 2002. Return on average equity and return on average assets for the second quarter of 2003 were 13.80% and 1.11%, respectively.

The Company's efficiency ratio (defined as total non-interest expense divided by the sum of net interest income and total non-interest income) for the third quarter of 2003 was 54.31%, compared to 53.86% for the same period in 2002. The Company's efficiency ratio for the second quarter of 2003 was 55.89%.
The goal for calendar year 2003 is to maintain an efficiency ratio at lower than 56%.

Net interest income for the third quarter of 2003 increased $144,000, or a 3% increase, compared to the same period in 2002, or a 3% decrease, compared to the second quarter of 2003. Net interest margin for the third quarter of 2003 was 3.59%, compared to 3.58% for the same period in 2002 versus 3.64% for the second quarter of 2003. The net interest spread for the third quarter of 2003 was 3.28%, a 3% increase, compared to 3.18% for the third quarter of 2002, or a 2% decrease, compared to 3.35% for the second quarter of 2003. The average yield on interest earning assets for the third quarter of 2003 was 5.47%, a 77 basis point decrease, compared to 6.24% for the same period in 2002. The average cost of interest bearing liabilities for the third quarter of 2003 was 2.19%, an 87 basis point decrease, compared to 3.06% for the same period in 2002. The decrease in the cost of average interest bearing liabilities exceeded the decrease in the yield on average interest earning assets. The increase in average non-interest bearing deposits by $4.2 million, or 13%, contributed to the improved interest margin.

The Company's total interest income (tax equivalent) on earning assets decreased 10% to $8,013,000 for the third quarter of 2003, compared to $8,930,000 for the same period in 2002. It was the Company's strategy since 2002 to concentrate in funding adjustable rate loans to minimize exposure to rising interest rates. The Company has been asset sensitive since February 2002. The Company's loan portfolio was comprised of 83% in adjustable/floating rate loans at September 30, 2003. The average balance of loans for the third quarter of 2003 increased 9% to $546.0 million, compared to $503.0 million for the same period in 2002. The biggest increase was in multi-family loans, which is mostly comprised of adjustable rate term loans with floors and prepayment penalties established upon origination. The Company repurchased $16.5 million of medium-term multi-family loan participations that have an average yield of 7.00%, in April 2003. Loan principal prepayments in the multi-family loan portfolio for the third quarter of 2003 totaled $13.3 million. Loan costs associated with loan prepayments, which are accounted for as reduction to interest income, amounted to $46,000 for the third quarter of 2003. The average yield on loans for the third quarter of 2003 decreased to 5.54%, a 115 basis point decrease, compared to 6.69% for the same period in 2002. The increased volume of loans partially offset the effect of income reduction from falling rates. In February 2002, the Company set a 5.00% floor on its home equity loan portfolio. The average balance of home equity and home improvement loans decreased 18% to $25.7 million for the third quarter of 2003, compared to $31.3 million for the same period in 2002. The Company's ALCO Committee at its May 2003 meeting approved the removal of the 5.00% floor, effective August 2003. The Company hopes that this change in pricing strategy will help to increase loan volume. The average balance of securities for the third quarter of 2003 decreased 43% to $39.5 million, compared to $68.9 million for the same period in 2002. The Company tries to limit its security purchases to cover collateral requirements for its borrowings and repurchase agreements. The average yield on securities for the third quarter of 2003 was 4.60%, a 14 basis point decrease, compared to 4.74% for the same period in 2002. Overnight investments averaged $2.2 million in the third quarter of 2003, a 68% decrease, compared to $6.8 million for the same period in 2002. The redeployment of funds to higher yielding loans contributed to a higher interest margin for the third quarter of 2003, compared to the same period in 2002 and the second quarter of 2003. Included in equity investments at the holding company are $1.9 million of trust preferred issues with fixed rates ranging from 6.75% to 10.00%.

Total interest expense for the third quarter of 2003 decreased 28% to $2,765,000, compared to $3,815,000 for the third quarter of 2002. The average balance of interest-bearing deposits was $446.3 million for the third quarter of 2003, an 18% increase, compared to $379.1 million for the same period in 2002. Money market accounts decreased 25% to $71.9 million and certificates of deposit decreased 20% to $134.7 million, while savings accounts increased 51% to $121.4 million. Until April 1, 2003, the relationship savings (with related checking accounts) rate was 2.25% while the regular savings (with no related checking accounts) rate was 1.75%. The decline in the average weekly money market account index to 1.05% for the second quarter and the reduced rates on short-term certificates of deposit caused customers to shift their deposits to savings accounts. In April 2003, the Company reduced the relationship savings rate to 1.50% and the regular savings rate to 1.00%. The relationship savings accounts totaled $95.5 million at September 30, 2003, compared to $97.7 million at March 31, 2003. The Company believes the new savings account pricing is still competitive in its market area. Purchased certificates of deposit increased 54% to $76.4 million for the third quarter of 2003, compared to $49.7 million for the same period in 2002. The cost of purchased funds for the third quarter of 2003 was 137 basis points less than that of the same period in 2002. The total cost of deposits for the third quarter of 2003 was 2.19%, 87 basis points less than the 3.06% for the same period in 2002. The average balance of borrowings for the third quarter of 2003 decreased 15% to $59.3 million, compared to $70.1 million for the same period in 2002. The average cost of borrowings for the third quarter of 2003 was 4.00%, 27 basis points less than 4.27% for the same period in 2002.

The provision for loan losses was $161,000 for the third quarter of 2003 versus $217,000 for the same period in 2002. The net charge-offs for the third quarter of 2003 were $160,000, compared to $16,000 for the same period in 2002. The ratio of net charge-offs to average loans for the third quarter of 2003 was 0.03%, compared to 0.00% for the same period in 2002. The ratio of allowance for loan losses to total outstanding loans at September 30, 2003 was 1.30%, compared to 1.32% at September 30, 2002.

On a quarterly basis, management of the Company meets to review the adequacy of the allowance for loan losses. Each loan officer grades his or her individual commercial credits and the Company's outsourced loan review function validates the officers' grades. In the event that the loan review results in a downgrade of the loan, it is included in the allowance analysis at the lower grade. The grading system is in compliance with the regulatory classifications and the allowance is allocated to the loans based on the regulatory grading, except in instances where there are known differences (i.e. collateral value is nominal, etc). Once the specific portion of the allowance is calculated, management then calculates a historical portion for each loan category based on loan loss history, current economic conditions and trends in the portfolio, including delinquencies and impairments. As a result of this analysis, management believes that the allowance for losses on loans at September 30, 2003 was at a level adequate to absorb probable incurred losses on existing loans, although there can be assurance that such losses will not exceed the estimated amounts.





LOAN LOSS ALLOWANCE ANALYSIS. The following table sets forth an analysis of the Company's allowance for loan losses for the periods indicated.


                                            THREE MONTHS ENDED
                                            SEPT 30,   SEPT 30,
                                               2003       2002
                                            -------    -------
                                          (Dollars in Thousands)

Balance at Beginning of Period               $7,117     $6,650
Charge-offs:

  Commercial Loans                                -          -
  Multi-family Loans                             88          -
  Commercial Real Estate Loans                   17          -
  Construction Loans                              -          -
  Commercial/Municipal Leases                    50          -
  Mortgage Loans                                  3          -
  Consumer                                       10         40
                                             ------     ------
  Charge-offs Total                             168         40

Recoveries:

  Commercial Loans                                -          -
  Multi-family Loans                              -          -
  Commercial Real Estate Loans                    -          -
  Construction Loans                              -          -
  Commercial/Municipal Leases                     -          -
  Mortgage Loans                                  -          -
  Consumer                                        8         24
                                             ------     ------
  Recoveries Total                                8         24
                                             ------     ------
  Net Charge-offs                               160         16


Additions Charged to Operations                 161        217
                                             ------     ------
Balance at End of Period                     $7,118     $6,851
                                             ======     ======
Ratio of Net Charge-offs During
  the Period to Average Loans
  Outstanding During the Period                0.03%      0.00%

Ratio of Allowance for Loan
  Losses to Non-performing Loans               2.75x      1.57x

Ratio of Allowance for Loan
  Losses to Total Outstanding Loans            1.30%      1.32%


Non-interest income for the third quarter of 2003 increased $79,000, or a 7% increase, compared to the third quarter of 2002. Loan charges and servicing fees decreased $12,000. An average of 489 loans was serviced in the third quarter of 2003, compared to 872 loans in the third quarter of 2002. Prepayment fees decreased 9% to $234,000 for the third quarter of 2003, compared to $258,000 for the same period in 2002. Loan prepayments for the third quarter of 2003 totaled 22 loans for $13.3 million, compared to 25 loans for $15.8 million for the same period in 2002. Mortgage banking fees for the third quarter of 2003 increased 56% to $318,000, compared to $205,000 for the same period in 2002. Other income for the third quarter of 2003 increased 42% to $91,000, compared to $64,000 for the same period in 2002.

Non-interest expense for the third quarter of 2003 increased $180,000, or a 5% increase, compared to the third quarter of 2002. Compensation and benefits increased $181,000 to $1,751,000, compared to $1,570,000. Incentive compensation on retail banking increased $6,000. Commissions increased $90,000 due to greater mortgage loan originations in the third quarter of 2003, compared to the same period in 2002. Bonus expense decreased $86,000. Payroll taxes increased $40,000. Group medical self-insurance increased $145,000, compared to 2002 due to medical insurance being accrued based on average insurance claims, compared to 2002 where accrual was based on maximum insurance claims. Post retirement expenses decreased $14,000 as the plan was frozen in 2002 and benefits will only be provided to current retirees. Education and training expenses increased $18,000. Occupancy and equipment expenses decreased $66,000 due to planned computer upgrades and the purchase of a replacement van being put on hold due to the pending merger. Data processing expenses increased $8,000. Other expenses increased $60,000.

The Company incurred $61,000 of merger related expenses in the third quarter of 2003, compared to $103,000 in the second quarter of 2003. No merger related costs were incurred in the third quarter of 2002. The second quarter expenditures were related to the terminated merger proposal, while the third quarter expenditures were evenly split between the terminated merger proposal and the proposed merger with First Midwest Bancorp, Inc.

Income tax expense increased $37,000 to $1,019,000 for the third quarter of 2003, compared to $982,000 for the same period in 2002. The effective tax rate was 37% for the third quarter of 2003, compared to 38% for the same period in 2002.


RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
---------------------------------------------------------------------------
Net income for the first nine months of 2003 decreased 2% to $4,907,000, compared to $5,001,000 for the same period in 2002. Basic earnings per share were $1.45, a 1% decrease, compared to $1.46 for the same period in 2002. Diluted earnings per share were $1.37, a 1% decrease, compared to $1.39 for the same period in 2002.

Return on average equity and return on average assets for the first nine months of 2003 were 13.16% and 1.08%, respectively, compared to 14.45% and 1.12% for the same period in 2002.

The Company's efficiency ratio for the first nine months of 2003 was 55.70%, compared to 55.06% for the same period in 2002. The Company's goal for 2003 is to maintain an efficiency ratio at lower than 56%.

Net interest income for the first nine months of 2003 decreased $42,000 to $15,788,000, compared to $15,830,000 for the same period in 2002. Interest income for the first nine months of 2003 decreased 11% while interest expense decreased 25%, compared to the same period in 2002. The average yield on interest earning assets for the first nine months of 2003 was 5.62%, a 79 basis point decrease, compared to 6.41% for the same period in 2002. The average cost of interest bearing liabilities was 2.33%, a 78 basis point decrease, compared to 3.11% for the same period in 2002. The net interest spread for the first nine months of 2003 was 3.29%, compared to 3.30% for the same period in 2002. The net interest margin for the first nine months of 2003 was 3.60%, compared to 3.68% for the same period in 2002. The increase in the average balance of non-interest bearing deposits by $4.0 million partially offset the effect of the contraction in the net interest rate spread.

The Company's total interest income (tax equivalent) on earnings assets was $15,851,000 for the first nine months of 2003, compared to $15,924,000 for the same period in 2002. The average balance of interest earning assets increased 2% for the first nine months of 2003. The average balance of loans for the first nine months of 2003 increased 6% to $542.8 million, compared to $510.4 million for the same period in 2002. The average yield on loans was 5.72%, a 91 basis point decrease, compared to 6.63% for the same period in 2002. Multi-family loans make up 49% of the Company's loan portfolio and increased 17% to $264.5 million, compared to $226.9 million for the same period in 2002. The multi-family loan portfolio is comprised of adjustable rate loans with floors and prepayment penalties established upon origination. In April 2003, the Company repurchased $16.5 million of medium-term multi-family loan participations that have an average yield of 7.00%. Loan principal prepayments in the multi-family loan portfolio for the first nine months of 2003 totaled 76 loans for a total loan balance of $48.2 million. Loan costs associated with loan prepayments that are accounted for as reduction to interest income amounted to $151,000 for the first nine months of 2003. The increased volume of loans partially offset the effect of interest income reduction from falling rates. The average balance of securities decreased $21.5 million to $45.0 million for the first nine months of 2003. The Company tries to limit its security purchases to cover collateral requirements for its
borrowings and repurchase agreements.   The average balance of overnight
investments for the first nine months of 2003 decreased $5.1 million, compared to the same period in 2002 and the first quarter of 2003. The Company redeployed these funds to higher yielding loans. Included in equity investments at the holding company are $1.9 million of trust preferred issues with fixed rates ranging from 6.75% to 10.00%.

Total interest expense for the first nine months of 2003 decreased 25% to $8,908,000, compared to $11,813,000. The average balance of interest bearing liabilities for the first nine months of 2003 was $511.9 million, compared to $510.4 million for the same period in 2002. The average balance of interest bearing liabilities increased 1% to $509.7 million, compared to $506.5 million for the same period in 2002. Money market accounts decreased 26% and certificates of deposit decreased 17%. Savings accounts increased 66% and purchased certificates of deposit increased 35%. Until April 2003, the relationship savings (with related checking accounts) rate was 2.25% while regular savings (with no related checking accounts) rate was 1.75%. The money market index rate declined to an average of 1.11% for the first nine months in 2003. The Company believes that a number of money market customers and short-term certificate of deposit account holders shifted their deposits to savings accounts during the period. In April 2003, the Company reduced the relationship savings rate to 1.50% and the regular savings rate to 1.00%. The Company believes that this savings account pricing is still competitive in its market area. The average cost of interest bearing deposits decreased 27% to 2.14%, an 80 basis point decrease, compared to 2.94% for the same period in 2002. The average cost of purchased certificates of deposit decreased to 2.63%, a 114 basis point decrease, compared to 3.77% for the same period in 2002. The average balance of borrowings for the first nine months of 2003 decreased 14% to $65.8 million, compared to $76.1 million for the same period in 2002. The average cost of borrowings decreased 12% to 3.64%, a 42 basis point decrease, compared to 4.06% for the same period in 2002.

The provision for loan losses was $676,000 for the first nine months of 2003, compared to $853,000 for the same period in 2002. The net charge-offs for the first nine months of 2003 were $597,000, compared to $549,000 for the same period in 2002. Management believes that the allowance for loan losses at September 30, 2003, was at a level adequate to absorb probable incurred losses on existing loans. However, there can be no assurance that such losses will not exceed estimated amounts.

On a quarterly basis, management of the Company meets to review the adequacy of the Allowance for Loan Losses. Each loan officer grades his or her individual commercial credits and the Company's outsourced loan review function validates the officers' grades. In the event that loan review results in a downgrade of the loan, it is included in the allowance analysis at the lower grade. The grading system is in compliance with the regulatory classifications and the allowance is allocated to the loans based on the regulatory grading, except in instances where there are known differences (i.e. collateral value is nominal, etc.) Once the specific portion of allowance is calculated, management then calculates a historical portion for each loan category based on loan loss history, current economic conditions and trends in the portfolio, including delinquencies and impairments. As a result of this analysis, management believes that the allowance for estimated losses on loans at September 30, 2003 was at a level adequate to absorb probable incurred losses on existing loans, although there can be no assurance that such losses will not exceed the estimated amounts.


LOAN LOSS ALLOWANCE ANALYSIS. The following table sets forth an analysis of the Company's allowance for possible loan losses for the periods indicated.


                                             NINE MONTHS ENDED
                                            SEPT 30,   SEPT 30,
                                               2003       2002
                                            -------    -------
                                         (Dollars in Thousands)

Balance at Beginning of Period               $7,039     $6,547
Charge-offs:

  Commercial Loans                                -          -
  Multi-family Loans                             88        159
  Commercial Real Estate Loans                  617        240
  Construction Loans                              -          -
  Commercial/Municipal Leases                    64         20
  Mortgage Loans                                  3         49
  Consumer                                       21        126
                                             ------     ------
  Charge-offs Total                             793        594

Recoveries:

  Commercial Loans                                -          -
  Multi-family Loans                            159          -
  Commercial Real Estate Loans                    -          -
  Construction Loans                              -          -
  Commercial/Municipal Leases                     -         10
  Mortgage Loans                                  -          -
  Consumer                                       37         35
                                             ------     ------
  Recoveries Total                              196         45
                                             ------     ------
  Net Charge-offs                               597        549


Additions Charged to Operations                 676        853
                                             ------     ------
Balance at End of Period                     $7,118     $6,851
                                             ======     ======
Ratio of Net Charge-offs During
  the Period to Average Loans
  Outstanding During the Period                0.11%      0.11%

Ratio of Allowance for Possible
  Loan Losses to Non-performing Loans          2.75x      1.57x


Non-interest income decreased $204,000, or 6%, for the first nine months of 2003, compared to the same period in 2002. Loan prepayment fees decreased $396,000. Loan prepayments for the first nine months of 2003 totaled 76 loans amounting to $48.2 million, compared to 96 loans amounting to $77.5 million for the same period in 2002. Loan charges and servicing fees decreased
$59,000.   An average of 585 loans was serviced during the first nine month of
2003, compared to 948 for the same period in 2002. Mortgage banking fees increased $305,000. Other income decreased $66,000. Included in other income for 2002 were $65,000 representing interest on 1992 and 1993 State of Illinois income tax refunds and a $2,000 loss on sale of OREO. Included in other income for 2003 were $3,000 representing interest on 1999 and 2000 State of Illinois income tax refunds and a $21,000 loss on sale of OREO.

Non-interest expense decreased $13,000 for the first nine months of 2003, compared to the same period in 2002. Compensation and benefits increased $227,000. Salary, overtime and temporary help expenses increased $63,000. Group medical self-insurance decreased $35,000 because the accrual for 2003 is based on estimated average claims, while the accrual for 2002 was based on estimated maximum claims. Taxes and benefits increased $129,000. ESOP expense increased $258,000. An additional payment was made to the ESOP plan when it was thought that the proposed acquisition of the Company by Midwest Banc Holdings (which was terminated on June 30, 2003) would be consummated. Included in ESOP expense was $70,000 of stock price appreciation on the released ESOP shares. Post retirement expenses decreased $38,000, as the plan was frozen in 2002 and benefits will only be provided to current retirees. Education and training expenses decreased $34,000. Occupancy and equipment expenses decreased $100,000 due to planned computer upgrades being placed on hold due to the pending merger agreement. Legal expenses decreased $13,000 and consulting fees decreased $6,000. Loan related expenses decreased $455,000 while deposit related expenses increased $60,000. General and administrative expenses decreased $42,000. REO expenses decreased $254,000. Other expenses decreased $66,000.

The Company incurred $266,000 of merger related expenses in the first nine months of 2003 relating to the terminated merger proposal, as with as to the proposed merger with First Midwest Bancorp, Inc. There were no merger related expenses in the same period in 2002. The agreement with Midwest Banc Holdings was terminated on June 30, 2003.

Income tax expense for the first nine months of 2003 was $2,931,000 relatively the same level, compared to the same period in 2002. The effective tax rate was 38% for the first nine months of 2003, compared to 37% for the same period in 2002.



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


                             SEPT 30, 2003

   Change in                                        Percent Change in
 Interest Rates            Percent Change in        MV of Portfolio
  (basis points)          Net Interest Income            Equity
----------------         ---------------------     -------------------
     +200                         +4%                     -12%

     +100                         +2                       -6

        0                          0                        0

     -100                         -1                       +3



                             SEPT 30, 2002

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






ITEM 4.      CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of September 30, 2003. Based on that evaluation, the Company's management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company's disclosure controls and procedures were effective. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls.




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

None


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None


ITEM 5.  OTHER INFORMATION

None



ITEM 6.  EXHIBITS AND REPORTS

(a) Exhibits


10.27 Amendment to CoVest Bancshares, Inc. Employment Agreement between CoVest Bancshares, Inc., CoVest Banc, National Association and James
        L. Roberts, dated July 28, 2003.

10.28 Amendment to CoVest Bancshares, Inc. Employment Agreement between CoVest Bancshares, Inc., CoVest Banc, National Association and Paul A. Larsen, dated July 28, 2003.

10.29 Amendment to CoVest Bancshares, Inc. Employment Agreement between CoVest Bancshares, Inc., CoVest Banc, National Association and J. Stuart Boldry, Jr., dated July 28, 2003.

10.30 Change of Control and Non-Compete Agreement between CoVest Bancshares, Inc., and Michael A. Sykes, dated July 28, 2003.

31.1 Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/ 15d-14(a)

31.2 Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/ 15d-14(a)

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

A report on Form 8-K was filed on July 29, 2003 to report under Item 5 the Company's earnings for the third quarter of 2003.

A report on Form 8-K was filed on September 2, 2003 to report under Item 5 the declaration of a regular quarterly dividend.

A report on Form 8-K was filed on September 11, 2003 to report under Item 5 the execution of a definitive agreement for First Midwest Bancorp, Inc. to acquire the Company.

A report on Form 8-K/A was filed on September 17, 2003, amending the Form 8-K filed on September 11, 2003, to file a copy of the definitive agreement for First Midwest Bancorp, Inc. to acquire the Company.






                             SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COVEST BANCSHARES, INC.

DATED: OCTOBER 28, 2003


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

Date: October 28, 2003

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

Date: October 28, 2003

/S/ PAUL A. LARSEN
PAUL A. LARSEN
CHIEF FINANCIAL OFFICER

Exhibit 32.1


CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of CoVest Bancshares, Inc. (the "Company") on Form 10-Q for the period ending September 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, James L. Roberts, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:

1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.


DATE: OCTOBER 28, 2003

/S/ JAMES L. ROBERTS
JAMES L. ROBERTS
CHIEF EXECUTIVE OFFICER









Exhibit 32.2


CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of CoVest Bancshares, Inc. (the "Company") on Form 10-Q for the period ending September 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Paul A. Larsen, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:

1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.


DATE: OCTOBER 28, 2003

/S/ PAUL A. LARSEN
PAUL A. LARSEN
CHIEF FINANCIAL OFFICER